Form 10-Q
period 2014-06-28
RAYONIER ADVANCED MATERIALS INC.
filed 2014-08-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-36285
RAYONIER ADVANCED MATERIALS INC.
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 46-4559529
1301 RIVERPLACE BOULEVARD, SUITE 2300
JACKSONVILLE, FL 32207
(Principal Executive Office)
Telephone Number: (904) 357-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐        NO ☒*

*    The registrant became subject to such requirements on June 13, 2014, and has filed all reports required since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐        NO  ☒

The registrant had 42,614,653 shares of common stock, $.01 par value per share, outstanding as of July 25, 2014,

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER ADVANCED MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
NET SALES	$212,531	$254,189	$456,031	$539,353
COST OF SALES	160,217	169,838	348,936	357,694
GROSS MARGIN	52,314	84,351	107,095	181,659

Selling and general expenses	9,010	9,141	17,237	18,750
Other operating expense	37,094	3,564	40,284	3,906
OPERATING INCOME	6,210	71,646	49,574	159,003
Interest expense	(3,225)	—	(3,225)	—
Interest and miscellaneous income (expense), net	(5)	—	(4)	—
INCOME BEFORE INCOME TAXES	2,980	71,646	46,345	159,003
Income tax benefit (expense)	1,581	(22,648)	(10,836)	(30,002)
NET INCOME	$4,561	$48,998	$35,509	$129,001

EARNINGS PER SHARE OF COMMON STOCK (Note 10)
Basic earnings per share	$0.11	$1.16	$0.84	$3.06
Diluted earnings per share	$0.11	$1.16	$0.84	$3.06

COMPREHENSIVE (LOSS) INCOME:
NET INCOME	$4,561	$48,998	$35,509	$129,001
OTHER COMPREHENSIVE (LOSS) INCOME
Net (loss) gain from pension and postretirement plans, net of income tax benefit (expense) of $3,756, ($782), $3,279 and ($1,564)	(6,535)	1,360	(5,705)	2,720
Total other comprehensive (loss) income	(6,535)	1,360	(5,705)	2,720
COMPREHENSIVE (LOSS) INCOME	$(1,974)	$50,358	$29,804	$131,721

See Notes to Condensed Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 28, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,633	$—
Accounts receivable, less allowance for doubtful accounts of $151 and $140	66,050	71,097
Inventory	121,705	128,706
Deferred tax assets	6,110	22,532
Prepaid and other current assets	51,349	23,720
Total current assets	264,847	246,055
TOTAL PROPERTY, PLANT AND EQUIPMENT, GROSS	1,991,335	1,955,953
LESS — ACCUMULATED DEPRECIATION	(1,133,696)	(1,109,665)
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	857,639	846,288
OTHER ASSETS	102,541	27,923
TOTAL ASSETS	$1,225,027	$1,120,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$67,069	$54,198
Current maturities of long-term debt	8,400	—
Accrued taxes	3,445	1,867
Accrued payroll and benefits	15,699	10,814
Accrued interest	3,134	—
Accrued customer incentives	12,235	7,728
Other current liabilities	11,181	5,239
Current liabilities for disposed operations (Note 14)	7,406	—
Total current liabilities	128,569	79,846
LONG-TERM DEBT	940,527	—
NON-CURRENT LIABILITIES FOR DISPOSED OPERATIONS (Note 14)	84,853	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 9)	102,633	21,793
DEFERRED INCOME TAXES	—	49,224
OTHER NON-CURRENT LIABILITIES	7,268	1,102
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 10,000,000 shares authorized at $.01 par value, 0 shares issued and outstanding in 2014 and in 2013	—	—
Common stock, 140,000,000 shares authorized at $.01 par value, 42,176,565 shares issued and outstanding in 2014 and 0 in 2013	422	—
Additional paid-in capital	53,274	—
Accumulated (deficit) earnings	(11,696)	1,415,894
Transfers to Rayonier, net	—	(407,894)
Accumulated other comprehensive loss	(80,823)	(39,699)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(38,823)	968,301
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,225,027	$1,120,266

See Notes to Condensed Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 28, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$35,509	$129,001
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,182	28,802
Stock-based incentive compensation expense	3,562	3,465
Amortization of capitalized debt costs	90	—
Deferred income taxes	5,110	(55,207)
Increase in liabilities for disposed operations	18,419	—
Amortization of losses from pension and postretirement plans	2,550	4,199
Loss from sale/disposal of property, plant and equipment	717	982
Other	—	23
Changes in operating assets and liabilities:
Receivables	5,811	(11,415)
Inventories	7,002	31,309
Accounts payable	3,043	15,432
Accrued liabilities	7,960	1,938
All other operating activities	(24,936)	(32,353)
CASH PROVIDED BY OPERATING ACTIVITIES	103,019	116,176
INVESTING ACTIVITIES
Capital expenditures	(50,720)	(70,182)
Purchase of Timber Deeds	(12,677)	—
Jesup plant cellulose specialties expansion	—	(100,185)
Other	(482)	18,862
CASH USED FOR INVESTING ACTIVITIES	(63,879)	(151,505)
FINANCING ACTIVITIES
Issuance of debt	950,000	—
Debt issuance costs	(12,928)	—
Net payments (to) from Rayonier	(956,579)	35,329
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(19,507)	35,329
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	19,633	—
Balance, beginning of year	—	—
Balance, end of period	$19,633	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Capital assets purchased on account	$9,722	$57,667
Accrued debt issuance costs	$1,877	$—

See Notes to Condensed Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	SEPARATION AND BASIS OF PRESENTATION
The Separation
On May 27, 2014, the board of directors of Rayonier Inc. (“Rayonier”) approved the separation of its performance fibers segment from Rayonier to form an independent, publicly traded corporation named Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials” or “the Company”). Subsequently, the Company entered into a separation and distribution agreement with Rayonier (the “Separation Agreement”), whereby Rayonier agreed to distribute 100% of the outstanding common stock of the Company to Rayonier shareholders in a tax-free distribution (the “Distribution”). As a condition to the Distribution, Rayonier received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the Distribution of the Company’s stock was not taxable to Rayonier or U.S. holders of Rayonier common shares, except in respect to cash received in lieu of fractional share interests. A registration statement on Form 10 (the “Form 10”), as amended through the time of its effectiveness, was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) and was declared effective on June 13, 2014.

The Distribution was made on June 27, 2014 to Rayonier shareholders of record as of the close of business on June 18, 2014. Holders of Rayonier common stock received one share of the Company’s common stock for every three Rayonier common shares held on the record date. This resulted in the Company distributing 42,176,565 shares of the Company’s common stock to Rayonier shareholders after the market closed on June 27, 2014. In addition, the Company made special cash distributions to Rayonier in an aggregate amount of $906.2 million and, as between Rayonier and the Company, assumed certain liabilities associated with pension, other post-retirement employee benefits and environmental remediation. After consideration of the cash retained by the Company at the date of Distribution, as well as cash flow impacts for the six months ending June 28, 2014, the net distribution to Rayonier was $956.6 million.
Following the Distribution, Rayonier retained no equity ownership interest in the Company, and each company now has independent public ownership, boards of directors and management.
Separation Costs
The Company expects to incur up to $19.4 million of separation costs consisting mostly of professional service fees within the finance, legal, and information system functions. For the six months ended June 28, 2014, the Company recorded separation costs of $16.7 million within other operating expenses.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Audited Combined Financial Statements for the year ended December 31, 2013, which is included in our Form 10. The results of operations for the three and six months ended June 28, 2014, are not necessarily indicative of the results to be expected for the full year.
Prior to the Distribution, the Company’s results of operations, financial position and cash flows consisted of the performance fibers segment of Rayonier and an allocable portion of its corporate costs (together, the “performance fibers business”). These financial statements have been presented as if the performance fibers business had been combined for all periods presented. All intercompany transactions are eliminated. Historically, financial statements have not been prepared for the performance fibers business and the accompanying financial statements for the Company had been derived from the historical accounting records of Rayonier.
The statements of income for periods prior to the Distribution include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Distribution, nor what the costs may be in the future.
Fiscal Year
Prior to the Distribution, the Company’s period-end date was the last day of the calendar quarter. For interim reporting purposes, the Company has changed to a fiscal reporting calendar. The fiscal year will end the last day of the calendar year on December 31, 2014. As the effect to prior period results was not material, prior period results have not been revised.

New or Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires a disposal of a component of an entity to be reported in discontinued operations if it represents a strategic shift with a major affect on an entity’s operations and financial results. It also removes requirements related to the evaluation of the component’s effect on ongoing operations and the entity’s continuing involvement with the component. Additional disclosures about discontinued operations are also required under this standard. ASU No. 2014-08 is required to be applied prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported. The Company does not expect that the adoption of this standard will have a material impact on the condensed consolidated financial statements.
In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects consideration to which the company expects to be entitled to in exchange for those goods or services. This standard will be effective for the Company’s first quarter 2017 Form 10-Q filing with full or modified retrospective adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Subsequent Events
The Company evaluated events and transactions that occurred after the balance sheet date but before financial statements were issued, and two subsequent events were identified that warranted disclosure. See Note 13 - Incentive Stock Plans and Note 15 - Debt for additional information.

2.	RELATED PARTY TRANSACTIONS
As discussed in Note 1 — Separation and Basis of Presentation, for periods prior to the Distribution, the Consolidated Statements of Income and Comprehensive Income include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, human resources and information technology. Net charges from Rayonier for these services, reflected in selling and general expenses in the Condensed Consolidated Statements of Income and Comprehensive Income were $4.5 million and $4.6 million for the three months ended June 28, 2014, and June 30, 2013, respectively, and $8.0 million and $9.0 million for the six months ended June 28, 2014 and June 30, 2013, respectively.
For periods prior to the Distribution, the Consolidated Statements of Income and Comprehensive Income also include allocations of certain costs from Rayonier related to the operations of the Company including: medical costs for active salaried and retired employees, worker’s compensation, general liability and property insurance, salaried payroll costs, equity based compensation and a pro-rata share of direct corporate administration expense for accounting, human resource services and information system maintenance. Net charges from Rayonier for these costs, reflected in the Condensed Consolidated Statements of Income and Comprehensive Income were $13.2 million and $12.6 million for the three months ended June 28, 2014 and June 30, 2013, respectively, and $27.3 million and $25.7 million for the six months ended June 28, 2014 and June 30, 2013, respectively.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	INCOME TAXES
The Company’s effective tax rate for the second quarter and the first six months of 2014 was (53.3 percent) and 23.4 percent, compared with 31.6 percent and 18.9 percent for the corresponding periods of 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit (“CBPC”) for 2014 and the alternative fuel mixture credit (“AFMC”) for the CBPC exchange for 2013. The provision for income taxes for periods prior to the Distribution has been computed as if we were a stand-alone company.

4.	INVENTORY
As of June 28, 2014 and December 31, 2013, the Company’s inventory included the following:

	June 28, 2014	December 31, 2013
Finished goods	$98,988	$105,398
Work in progress	3,814	3,555
Raw materials	16,359	17,420
Manufacturing and maintenance supplies	2,544	2,333
Total inventory	$121,705	$128,706

5.STOCKHOLDERS’ (DEFICIT) EQUITY
 An analysis of stockholders’ (deficit) equity for the six months ended June 28, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Common Stock			Retained Earnings (Accumulated Deficit)	Transfers (to) from Rayonier, net	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Par Value	Additional Paid in Capital
Balance, December 31, 2012	—	$—	$—	$1,196,127	$(406,753)	$(64,670)	$724,704
Net income	—	—	—	219,767	—	—	219,767
Net gain from pension and postretirement plans	—	—	—	—	—	24,971	24,971
Net transfers to Rayonier	—	—	—	—	(1,141)	—	(1,141)
Balance, December 31, 2013	—	$—	$—	1,415,894	(407,894)	(39,699)	$968,301
Net income	—	—	—	35,509	—	—	35,509
Net loss from pension and postretirement plans	—	—	—	—	—	(5,705)	(5,705)
Net transfers to Rayonier	—	—	—	—	(1,001,509)	(35,419)	(1,036,928)
Reclassification to additional paid-in capital at distribution date	—	—	53,696	(1,463,099)	1,409,403	—	—
Issuance of common stock at the separation	42,176,565	422	(422)	—	—	—	—
Balance, June 28, 2014	42,176,565	$422	$53,274	$(11,696)	$—	$(80,823)	$(38,823)

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Net Parent Company Investment
The following is a reconciliation of the amounts presented as “Net transfers to Rayonier” in the above table and the amounts presented as “Net payments (to) from Rayonier” on the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended
	June 28, 2014	June 30, 2013
Allocation of costs from Rayonier (a)	$(35,279)	$(34,638)
Cash receipts received by Rayonier on Company's behalf	472,780	541,552
Cash disbursements made by Rayonier on Company's behalf	(484,318)	(468,120)
Net distribution to Rayonier on separation	(906,200)	—
Net liabilities from transfer of assets and liabilities with Rayonier (b)	(83,911)	—
Net transfers (to) from Rayonier	(1,036,928)	38,794
Non-cash adjustments:
Stock-based compensation	(3,562)	(3,465)
Net liabilities from transfer of assets and liabilities with Rayonier (b)	83,911	—
Net payments (to) from Rayonier per the Condensed Consolidated Statements of Cash Flows	$(956,579)	$35,329
(a) Included in the costs allocated to the Company from Rayonier are expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. See Note 2— Related Party Transactions to the Consolidated Financial Statements.
(b) In accordance with the Separation Agreement, certain assets and liabilities were transferred to the Company that were not included in the historical financial statements for periods prior to the Distribution. These non-cash capital contributions included:

•	$73.9 million of disposed operations liabilities (See Note 14 - Liabilities for Disposed Operations for additional information)

•	$73.8 million of employee benefit plan liabilities (See Note 9 - Employee Benefit Plans for additional information)

•	$67.4 million of deferred tax assets (primarily associated with the liabilities above)

•	$3.6 million of other liabilities, net

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	June 28, 2014	June 30, 2013
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(39,699)	$(64,670)
Amounts reclassified from accumulated other comprehensive loss (a)	1,620	2,720
Other comprehensive loss before reclassifications	(7,325)	—
Net other comprehensive (loss) income	(5,705)	2,720
Net transfer from Rayonier (b)	(35,419)	—
Balance, end of period	$(80,823)	$(61,950)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 — Employee Benefit Plans for additional information.

(b)
Prior to the Distribution, certain of the Company’s employees participated in employee benefit plans sponsored by Rayonier. The Company did not record an asset, liability or accumulated other comprehensive loss to recognize the funded status of the Rayonier plans on the consolidated balance sheet until the Distribution. See Note 5 — Stockholders' Equity for additional information.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	OTHER OPERATING EXPENSE, NET
Other operating expense, net was comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Loss on sale or disposal of property, plant and equipment	$185	$553	$717	$982
One-time separation and legal costs	17,914	3,000	20,680	3,000
Increase to liabilities for disposed operations resulting from separation from Rayonier (a)	18,419	—	18,419	—
Miscellaneous expense (income)	576	11	468	(76)
Total	$37,094	$3,564	$40,284	$3,906

(a) As a result of the Distribution, the Company is subject to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation at certain disposed sites. To comply with these requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of its obligations to procure financial assurance annually for the foreseeable future, the Company recorded a corresponding increase to liabilities for disposed operations. See Note 12 — Guarantees and Note 14 — Liabilities for Disposed Operations for additional information.

8.	CONTINGENCIES
The Company is engaged in various legal actions, including certain proceedings relating to environmental matters, and has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.	EMPLOYEE BENEFIT PLANS
The Company has three qualified non-contributory defined benefit pension plans covering a significant majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable in the qualified plans under current tax law. All qualified plans and the unfunded excess plan are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Components of Net Periodic Benefit Cost
Service cost	$526	$697	$157	$227
Interest cost	1,854	1,725	153	195
Expected return on plan assets	(3,151)	(3,129)	—	—
Amortization of prior service cost	277	323	4	(10)
Amortization of losses	972	1,624	122	188
Amortization of negative plan amendment	—	—	(134)	17
Net periodic benefit cost	$478	$1,240	$302	$617

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Components of Net Periodic Benefit Cost
Service cost	$1,079	$1,394	$314	$454
Interest cost	3,803	3,450	306	390
Expected return on plan assets	(6,465)	(6,258)	—	—
Amortization of prior service cost	569	646	8	(20)
Amortization of losses	1,997	3,248	244	376
Amortization of negative plan amendment	—	—	(268)	34
Net periodic benefit cost	$983	$2,480	$604	$1,234

In 2014, the Company has no mandatory pension contribution requirements and does not expect to make any discretionary contributions.
Shared Pension and Postretirement Plans
Prior to the Distribution, Rayonier provided defined benefit pension and postretirement health and life insurance benefits to certain Company employees. As such, these liabilities were not reflected in the Company’s combined balance sheets prior to the Distribution. On June 27 in connection with the Distribution, these liabilities, totaling $73.8 million, were transferred from Rayonier to the Company and are reflected in the Balance Sheet as of June 28. Additional Distribution-related adjustments to stockholders equity could be recognized in the future as the split of the pension post-retirement plans are finalized.
For the three and six months ended June 28, 2014, the Company recorded pension and postretirement plan expense related to the shared plans of $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2013, the Company recorded pension and postretirement plan expense related to the shared plans of $2.5 million and $5.0 million, respectively.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	EARNINGS PER SHARE OF COMMON STOCK
On June 27, 2014, 42,176,565 shares of our common stock were distributed to Rayonier shareholders in conjunction with the Distribution. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Distribution presented in the calculation of weighted-average shares. Prior to separation, there were no dilutive shares since the Company had no outstanding equity awards.
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Net income	$4,561	$48,998	$35,509	$129,001

Shares used for determining basic and diluted earnings per share of common stock	42,176,565	42,176,565	42,176,565	42,176,565
Dilutive effect of stock based compensation	1,897	—	938	—
Shares used for determining diluted earnings per share of common stock	42,178,462	42,176,565	42,177,503	42,176,565
Basic earnings per share	$0.11	$1.16	$0.84	$3.06
Diluted earnings per share	$0.11	$1.16	$0.84	$3.06

11.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The Accounting Standards Codification established a three-level hierarchy that prioritizes the inputs used to measure fair value as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at June 28, 2014, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 28, 2014
Asset (liability)	Carrying Amount	Fair Value
		Level 1	Level 2
Cash and cash equivalents	$19,633	$19,633	$—
Current maturities of long-term debt	(8,400)	—	(8,400)
Long-term debt	(940,527)	—	(949,163)

The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of June 28, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$26,211	$—
Surety bonds (b)	53,603	19,472
Total financial commitments	$79,814	$19,472

(a)
The letter of credit provides credit support for surety bonds issued to comply with financial assurance legal requirements relating to environmental remediation of disposed sites. The letter of credit will expire during 2015 and will be renewed as required.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance legal requirements relating to environmental remediation and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire during 2015 and are expected to be renewed annually as required. See Note 7 — Other Operating Expense, Net.

13.	INCENTIVE STOCK PLANS
The Rayonier Advanced Materials Incentive Stock Plan (“the Stock Plan”) provides for up to 5.2 million shares of stock to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At June 28, 2014, a total of 5.2 million shares were available for future grants under the Stock Plan.
In connection with the separation from Rayonier, incentive stock options, performance shares and restricted stock awards issued to employees and directors under the Rayonier Incentive Stock Plan prior to the Distribution were adjusted or converted, as applicable, into new awards using formulas generally designed to preserve the value of the awards immediately prior to the Distribution.
The Employee Matters Agreement between Rayonier and the Company, which was executed in connection with the Distribution and filed with the Form 10, describes how the Rayonier stock awards will be treated. In summary:
Stock Options: Rayonier stock options were converted into both an adjusted Rayonier stock option and a Company stock option, with adjustments made to the exercise prices and number of shares in order to preserve the aggregate intrinsic value of the original award as measured immediately before and immediately after the Distribution.
Restricted Stock: Holders of Rayonier restricted stock, including Rayonier non-employee directors, retained those awards and also received one share of Company restricted stock for every three shares of Rayonier restricted stock held prior to spin-off.
Performance Share Awards

•
Performance share awards granted in 2012 (with a 2012-2014 performance period) will continue to be subject to the same performance criteria as applied immediately prior to the separation, except that total shareholder return at the end of the performance period will be based on the combined stock prices of Rayonier and the Company and any payment with respect to a Rayonier Advanced Materials performance share award will be made in shares of the Company’s common stock.

•
Performance share awards granted in 2013 (with a 2013-2015 performance period) were canceled as of the distribution date and replaced with time-vested equity awards of the Company that will vest 24 months after the distribution date, generally subject to the holder’s continued employment.

•
Performance share awards granted in 2014 (with a 2014-2016 performance period) were canceled and replaced with performance-based restricted shares of the Company and will be subject to the achievement of performance criteria that relate to the post-separation business during a performance period ending December 31, 2016.

The adjusted awards resulted in incremental compensation expense of $2.3 million that will be recognized over the next 2.5 years.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Prior to the Distribution, total stock-based compensation cost allocated to the Company was $1.9 million and $1.5 million for the three months ended June 28, 2014 and June 30, 2013, respectively, and $3.6 million and $3.5 million for the six months ended June 28, 2014 and June 30, 2013, respectively. These amounts may not reflect the cost of current or future equity awards nor results that we would have experienced, or expect to experience, as an independent, publicly traded company.
Outstanding Awards

	Stock Options		Restricted Stock		Performance Share Units		Performance-Based Restricted Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	—	$—	—	$—	—	$—	—	$—
Awards granted in connection with spin-off	500,679	31.15	43,485	36.93	49,811	36.93	—	—
Expired or canceled	—	—	—	—	—	—	—	—
Outstanding at June 28, 2014	500,679	$31.15	43,485	$36.93	49,811	$36.93	—	$—

All option, restricted stock and performance share awards presented in this table are for Rayonier Advanced Materials stock only, including those awards held by Rayonier Inc. employees.

As of June 28, 2014, unrecognized compensation cost related to stock option awards was $2.6 million, which is expected to be recognized over a weighted average period of 1.2 years. Unrecognized compensation cost related to restricted stock awards was $1.2 million, which is expected to be recognized over a weighted average period of 1.6 years. Unrecognized compensation cost related to performance stock unit awards was $10.9 million, which is expected to be recognized over a weighted average period of 1.5 years.

Subsequent Event

On July 15, 2014, 146,725 performance-based restricted stock awards and 124,039 restricted stock awards were granted. These awards are related to the incentive stock plan modifications discussed above.

14.	LIABILITIES FOR DISPOSED OPERATIONS
In accordance with the Separation Agreement, as between Rayonier and the Company, the Company assumed certain environmental liabilities not included in the Company’s historical combined financial statements, as these operations were previously managed by Rayonier. These environmental liabilities relate to previously disposed operations, which include Rayonier’s Port Angeles, Washington dissolving pulp mill that was closed in 1997; Rayonier’s wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

An analysis of the liabilities for disposed operations since the separation follows:

June 28,
2014
Balance, beginning of period	$—
Net transfer of liabilities with Rayonier	73,840
Expenditures charged to liabilities	—
Increase to liabilities (a)	18,419
Balance, end of period	92,259
Less: Current portion	(7,406)
Non-current portion	$84,853

(a) As a result of the Distribution, the Company is subject to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation at certain disposed sites. To comply with these requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of its obligations to procure financial assurance annually for the foreseeable future, the Company recorded a corresponding increase to liabilities for disposed operations. See Note 12 — Guarantees for additional information.

Below are the disclosures for specific site liabilities where current estimates exceed 10 percent of the total liabilities for disposed operations at June 28, 2014. An analysis of the activity from the separation to June 28, 2014 is as follows:

	Activity (in millions)
	Liabilities Assumed at Separation	Expenditures	Increase (Reduction) to Liabilities	June 28, 2014 Liability
Augusta, Georgia	$10.8	$—	$7.3	$18.1
Spartanburg, South Carolina	10.9	—	3.5	14.4
East Point, Georgia	9.4	—	4.3	13.7
Baldwin, Florida	10.2	—	2.1	12.3
Other SWP sites	18.1	—	1.1	19.2
Total SWP	59.4	—	18.3	77.7
Port Angeles, Washington	8.1	—	0.1	8.2
All other sites	6.4	—	—	6.4
TOTAL	$73.9	$—	$18.4	$92.3

A brief description of each of these sites is as follows (all spending was incurred by Rayonier prior to the Distribution):
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist primarily of a groundwater treatment and recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to the Resource Conservation and Recovery Act, which expires in 2014. Current cost estimates could change if recovery or discharge volumes increase or decrease significantly, or if changes to current remediation activities are required in the future. Total spending as of June 28, 2014 was $69.4 million. Liabilities are recorded to cover obligations for the estimated remaining remedial, monitoring activities and financial assurance through 2033.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control which governs future investigatory and assessment activities at the site. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future. Therefore,

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

current cost estimates could change. Total spending as of June 28, 2014 was $41.1 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance through 2033.
East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year Resource Conservation and Recovery Act hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures may be necessary in the future. Total spending as of June 28, 2014 was $22.3 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance through 2033.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to the Resource Conservation and Recovery Act, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery and treatment system. Investigation and assessment of other potential areas of concern are ongoing in accordance with the facility’s Resource Conservation and Recovery Act permit and additional remedial activities may be necessary in the future. Therefore, current cost estimates could change. Total spending as of June 28, 2014 was $22.2 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance through 2033.
Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since about 2000, and several voluntary interim soil clean-up actions have also been performed during this time. In 2010, Rayonier entered into an agreed order with the Washington Department of Ecology (“Ecology”), under which the MTCA investigatory, assessment and feasibility and alternatives study process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and adjacent marine areas may be necessary in the future. Total spending as of June 28, 2014 was $44 million. Liabilities are recorded to cover obligations for the estimated assessment, remediation, monitoring obligations and financial assurance that are deemed probable and estimable at this time.
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of June 28, 2014, this amount could range up to $33 million, attributable to several of the applicable sites, and arises from uncertainty over the availability, feasibility and effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies, potential changes in applicable law and regulations, and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
The Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its disposed operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	DEBT
The Company’s debt consisted of the following at June 28, 2014:

June 28, 2014
Revolving Credit Facility borrowings due 2019 at a variable interest rate of 1.65% at June 28, 2014	$75,000
Term A-1 Loan Facility borrowings due 2019 at a variable interest rate of 1.65% at June 28, 2014 (a)	34,691
Term A-2 Loan Facility borrowings due 2021 at a variable interest rate of 1.23% at June 28, 2014 (b)	289,236
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000
Total debt	948,927
Less: Current maturities of long-term debt	(8,400)
Long-term debt	$940,527

(a)	The Term A-1 Loan includes an original issue discount of approximately $309 thousand at June 28, 2014, but upon maturity the liability will be $35 million.

(b)	The Term A-2 Loan includes an original issue discount of approximately $764 thousand at June 28, 2014, but upon maturity the liability will be $290 million.

Principal payments due during the next five years and thereafter are as follows:

Remaining 2014	$4,200
2015	8,400
2016	8,400
2017	9,775
2018	11,150
Thereafter	908,075
Total Principal Payments	$950,000

5.50% Senior Notes due 2024
On May 22, 2014, the Company issued $550 million in aggregate principal amount of 5.50% senior notes due 2024 (the “Senior Notes”). The Senior Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and non-U.S. persons pursuant to Regulation S under the Securities Act.
On or after June 1, 2019, the Company may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the indenture governing the Senior Notes plus accrued and unpaid interest to, but excluding, the redemption date. Prior to June 1, 2019, the Company may redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, to, but excluding, the redemption date, plus a “make-whole” premium. Prior to June 1, 2017, the Company may redeem up to 40% of the Senior Notes using proceeds from certain equity offerings in accordance with the terms of the indenture.

Senior Secured Credit Facilities
On June 26, 2014, the Company entered into senior secured credit facilities comprised of a $110 million senior secured term loan facility (the “Term A-1 Loan Facility”), a $290 million senior secured term loan facility (the “Term A-2 Loan Facility” and together with the Term A-1 Facility, the “Term Loan Facilities”) and a $250 million senior secured revolving credit facility (which includes letter of credit and swingline loans subfacilities) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The Credit Facilities are secured by substantially all present and future material assets, including the Jesup plant real property (but excluding the Fernandina Beach plant).
The loans under the Credit Facilities will bear interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin (the “Applicable Margin”), in the case of base rate loans, ranging between 0.25% and 1.00%, and in the case

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

of adjusted LIBOR rate loans, ranging between 1.25% and 2.00%. The Applicable Margin for borrowings under the Credit Facilities is based on a consolidated total net leverage-based pricing grid.
$110 million Senior Secured Term Loan
The Term A-1 Loan matures in June 2019. At June 28, 2014 the Company had $35 million outstanding. The initial interest rate is LIBOR plus 150 basis points.

$290 million Senior Secured Term Loan
The Term A-2 Loan matures in June 2021. At June 28, 2014 the Company had $290 million outstanding. The initial effective interest rate is LIBOR plus 108 basis points, after consideration of a 67 basis point cash patronage benefit.

$250 million Senior Secured Revolving Credit Facility
The Revolving Credit Facility matures in June 2019. The tranche has an initial borrowing rate of LIBOR plus 150 basis points. At June 28, 2014, the Company had $149 million of available borrowings under the Revolving Credit Facility, net of $26 million to secure its outstanding letters of credit.
Debt Covenants
The Credit Facilities contain a number of covenants that restrict the ability of the Company and its restricted subsidiaries to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Under the Credit Facilities, the Company will be required to maintain a consolidated first lien secured net leverage ratio of no greater than 3.00 to 1.00 and an interest coverage ratio of no less than 3.00 to 1.00, which covenants will be tested quarterly on a pro forma and trailing twelve month basis. Additionally, the Credit Facilities contain customary affirmative covenants for credit facilities of this kind and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control.
The indenture governing the Senior Notes contains various customary covenants that restrict the ability of the Company and its restricted subsidiaries to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. As per the agreements, procedures to measure compliance will begin in the third quarter of 2014.
Subsequent Event

On June 30, 2014, the Company borrowed $75 million under the Term A-1 Loan Facility. Upon maturity the liability will be $110 million. Total debt outstanding remained at $948.9 million after the borrowing as the proceeds were used to pay down the borrowings under the Revolving Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Report.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the financial statements and supplementary data included in the Company’s Audited Combined Financial Statements for the year ended December 31, 2013, included in our Form 10 and information contained in our subsequent Form 8-K’s, and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
Certain statements in this document regarding anticipated financial, legal or other outcomes including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While we believe that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe that the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The Risk Factors contained in the preliminary information statement attached as Exhibit 99.1 to the Form 10, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any disclosures we made on our report Form 10, and any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

BUSINESS
Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials”, or the “Company”) is a leading manufacturer of high-value cellulose products with production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual production capacity of approximately 675,000 metric tons. These products are sold throughout the world to companies that produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles, electronics and various industrial applications. Approximately 58 percent of performance fibers sales are to export customers, primarily in Asia and Europe.
In July 2013, Rayonier Advanced Materials completed its Cellulose Specialties Expansion (“CSE”), which converted a production line at the Jesup, Georgia plant from absorbent materials to cellulose specialties at a total cost of $385 million. The CSE added approximately 190,000 metric tons of cellulose specialties capacity, bringing total cellulose specialties capacity to about 675,000 metric tons. Following the restart of the production line, the Company began the qualification process for the line’s products with its customers and has since qualified a majority of its acetate end-use products. The Company plans to produce commodity viscose and absorbent materials on the converted line until such time as the cellulose specialties markets can suitably absorb the additional capacity. Production of cellulose specialties is expected to gradually increase to capacity by 2018. The Company’s primary products consist of the following:
Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing the most high-value, technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high purity cellulose ethers, and is a leading supplier of these products.
Commodity viscose is primarily sold to producers of viscose staple fibers, which are used in the manufacture of textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking.
Absorbent materials consist of fibers used for absorbent hygiene products. These fibers are typically referred to as fluff fibers and are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

The Separation
On May 27, 2014, the board of directors of Rayonier Inc. (“Rayonier”) approved the separation of its performance fibers segment from Rayonier to form an independent, publicly traded corporation named Rayonier Advanced Materials Inc. (“the Company”). Subsequently, the Company entered into a separation and distribution agreement with Rayonier (the “Separation Agreement”), whereby Rayonier agreed to distribute 100% of the outstanding common stock of the Company to Rayonier shareholders in a tax-free distribution (the “Distribution”). As a condition to the Distribution, Rayonier received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the Distribution of the Company’s stock was not taxable to Rayonier or U.S. holders of Rayonier common shares, except in respect to cash received in lieu of fractional share interests. A registration statement on Form 10 (the “Form 10”), as amended through the time of its effectiveness, was filed by the Company with the SEC and was declared effective on June 13, 2014.

The Distribution was made on June 27, 2014 to Rayonier shareholders of record as of the close of business on June 18, 2014. Holders of Rayonier common stock received one share of the Company’s common stock for every three shares of Rayonier held on the record date. This resulted in the Company distributing 42,176,565 shares of the Company’s common stock to the Rayonier shareholders after the market closed on June 27, 2014. In addition, the Company made special cash distributions to Rayonier in an aggregate amount of $906.2 million and, as between Rayonier and the Company, assumed certain liabilities associated with pension, other post-retirement employee benefits and environmental remediation. After consideration of the cash retained by the Company at the date of Distribution, as well as cash flow impacts for the six months ending June 28, 2014, the net distribution to Rayonier was $956.6 million.
Following the Distribution, Rayonier retained no equity ownership interest in the Company, and each company now has independent public ownership, boards of directors and management. As a result of the Distribution, the Company is now an independent public company and its common stock is listed under the symbol “RYAM” on the New York Stock Exchange.

Basis of Presentation

The Company’s financial statements prior to the Separation were prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of its former parent, Rayonier. The Company’s combined financial statements include certain expenses of its former parent which were allocated to it for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives and stock-based compensation. The Company considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses it would have incurred as an independent public company or of the costs it will incur in the future. All financial information presented after the Separation represent the consolidated results of Rayonier Advanced Materials.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10.

Results of Operations

	Three Months Ended		Six Months Ended
Financial Information (in millions)	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Net Sales
Cellulose specialties	$201	$233	$407	$480
Absorbent materials	—	20	10	57
Commodity viscose and other	12	1	39	2
Total Net Sales	213	254	456	539

Cost of Sales	161	170	349	357
Gross Margin	52	84	107	182
Selling and general expenses	9	9	17	19
Other operating expense	37	3	40	4
Operating Income	6	72	50	159
Interest Expense, Interest Income and Other	(3)	—	(3)	—
Income Tax Benefit (Expense)	2	(23)	(11)	(30)
Net Income	$5	$49	$36	$129

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,768	$1,902	$1,796	$1,887
Absorbent materials	627	644	634	644
Commodity viscose and other	651	—	697	—
Sales Volumes (thousands of metric tons)
Cellulose specialties	114	123	227	254
Absorbent materials	—	29	16	85
Commodity viscose and other	13	—	47	—
Total Tons	127	152	290	339

Gross Margin %	24.4%	33.1%	23.5%	33.8%
Operating Margin %	2.8%	28.3%	11.0%	29.5%
Effective Tax Rate %	(53.3)%	31.6%	23.4%	18.9%

Sales (in millions)	June 30, 2013	Changes Attributable to:		June 28, 2014
Three Months Ended		Price	Volume/ Mix
Cellulose specialties	$233	$(15)	$(17)	$201
Absorbent materials	20	—	(20)	—
Commodity viscose and other	1	—	11	12
Total Sales	$254	$(15)	$(26)	$213

Sales (in millions)	June 30, 2013	Changes Attributable to:		June 28, 2014
Six Months Ended		Price	Volume/ Mix
Cellulose specialties	$480	$(21)	$(52)	$407
Absorbent materials	57	—	(47)	10
Commodity viscose and other	2	—	37	39
Total Sales	$539	$(21)	$(62)	$456

Total sales declined $41 million, or approximately 16 percent, and $83 million, or approximately 15 percent, in the three months and six months ended June 28, 2014, respectively. This decline primarily reflects lower cellulose specialties prices, as previously announced, and lower volumes due to the timing of sales orders and production issues. Absorbent materials sales volumes decreased and commodity viscose sales volumes increased from the prior year periods, reflecting a shift in production due to the completion of the CSE project.

Operating Income (in millions)	June 30, 2013	Changes Attributable to:			June 28, 2014
		Cellulose Specialties		Costs/Mix/Other
Three Months Ended		Price	Volume
Operating Income	$72	$(15)	$(7)	$(44)	$6
Operating Margin %	28.3%	(4.5)%	(1.3)%	(19.7)%	2.8%

Operating Income (in millions)	June 30, 2013	Changes Attributable to:			June 28, 2014
		Cellulose Specialties		Costs/Mix/Other
Six Months Ended		Price	Volume
Operating Income	$159	$(21)	$(21)	$(67)	$50
Operating Margin %	29.5%	(2.9)%	(1.5)%	(14.1)%	11.0%
Operating income and margin percentage declined $66 million and 25.5 percent, and $109 million and 18.5 percent, in the three and six months ended June 28, 2014, respectively. Lower cellulose specialties prices and volumes for both the three month and six month periods, contributed to lower operating income and margin percentage. Cost/Mix/Other includes the negative impact of higher wood, energy, depreciation and one-time separation and legal costs. Higher wood costs due to wet weather negatively impacted the three and six month periods $7 million and $12 million, respectively. The three month and six month periods were negatively impacted by $2 million and $7 million, respectively, due to higher energy costs as a result of weather and equipment issues. Depreciation costs increased $5 million and $9 million for the three and six month periods, respectively, primarily due to the completion of the CSE project in July 2013. One-time separation and legal costs were $36 million and $39 million for the three and six months period, respectively. Included in the one-time separation costs was an $18 million expense for a financial assurance liability. See Note 14 - Liabilities for Disposed Operations for additional information. Year-to-date results also reflect production issues in both the first and second quarters.
Interest Expense/Income and Income Tax Expense
Second quarter and year-to-date interest was $3 million reflecting the Company’s issuance of $550 million ten-year senior notes in May 2014. See Performance and Liquidity Indicators for additional information on the debt and on other debt issued in June 2014.
Our effective tax rate for the second quarter and the first six months of 2014 was (53.3 percent) and 23.4 percent, compared with 31.6 percent and 18.9 percent for the corresponding periods of 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit (“CBPC”) in 2014 and the alternative fuel mixture credit (“AFMC”) for the CBPC exchange in 2013. See Note 3 —  Income Taxes for additional information.

Liquidity and Capital Resources
The Company’s operations have generally produced consistent cash flows, which is its primary source of liquidity and capital resources. On June 26, 2014, the Company arranged a revolving credit facility with a borrowing capacity of $250 million. The credit facility contains customary covenants and events of default. Indebtedness under the revolving credit facility bears interest at LIBOR plus an applicable margin. Entering into the revolving credit facility also resulted in the Company paying customary fees, including administrative agent fees, upfront fees and other fees. The credit facility expires June 2019.
The Company incurred approximately $950 million of new debt to effect the Distribution. The debt consisted of $325 million of term loans under Rayonier A.M. Products Inc.’s term loan facilities, borrowings of $75 million under the Company’s revolving credit facility and $550 million of senior notes issued by Rayonier A.M. Products Inc. Approximately, $906 million of borrowings from the new debt were distributed to Rayonier as described in “Certain Relationships and Related Person Transactions-The Separation Agreement-Cash Transfers” of the Company’s Form 10. On June 30, 2014, the $75 million of borrowings under the revolving credit facility was repaid by the Company with the proceeds of a delayed draw term loan made available to the Company.

The debt agreements contain various customary covenants. Procedures to measure compliance will begin in the third quarter of 2014. As per disclosure required within our debt agreements, non-guarantors had no assets, revenues, covenant EBITDA or liabilities.
Following the distribution, the Company believes its cash flow and availability under its revolving credit facility, as well as its ability to access the capital markets, if necessary or desirable, will be adequate to fund its operations and anticipated long-term funding requirements, including capital expenditures, dividend payments, defined benefit plan contributions and repayment of debt maturities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 28,	December 31,
	2014	2013
Cash and cash equivalents (a)	$20	$—
Availability under the Revolving Credit Facility (b)	149	—
Availability under the Term A-1 Loan Facility (c)	75	—
Total debt	949	—
(a) Cash and cash equivalents consisted primarily of time deposits with original maturities of 90 days or less.
(b) Availability under the revolving credit facility is reduced by stand-by letters of credit of approximately $26 million.
(c) On June 30, 2014, the Company borrowed $75 million under the Term A-1 Loan Facility. Total debt outstanding remained at $948.9 million after the borrowing as the proceeds were used to pay down the borrowings under the Revolving Credit Facility. Subsequent to the pay down, availiability under the Revolving Credit Facility was $224 million.
(d) See Note 15 — Debt for additional information
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

	June 28, 2014	June 30, 2013
Cash provided by (used for):
Operating activities	$103	$116
Investing activities	(64)	(151)
Financing activities	(20)	35
Cash provided by operating activities decreased $13 million as lower operating results in 2014 were nearly offset by higher tax payments in 2013 resulting from the Company’s election to exchange the AFMC for the CBPC.
Cash used for investing activities decreased $87 million primarily due to the completion of the CSE project in 2013, partially offset by a $13 million purchase of timber deeds in second quarter 2014.
Cash provided by financing activities decreased $55 million as higher net payments to the Company’s former parent, Rayonier, more than offset the $950 million of new borrowings in second quarter 2014. See Note 15 — Debt for additional information on the debt.
Expected 2014 Expenditures
Capital expenditures in 2014 are expected to range between $75 million and $80 million. Income tax payments are expected to range between $35 million and $40 million. Environmental payments related to disposed operations are expected to be approximately $4 million in the second half of the year. The Company has no mandatory pension contributions in 2014 and does not expect to make any discretionary contributions during the balance of the year.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Pro Forma EBITDA, Segment EBITDA and Adjusted Free Cash Flow. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and Adjusted Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability.

Management uses EBITDA, Pro Forma EBITDA and Segment EBITDA as performance measures and Adjusted Free Cash Flow as a liquidity measure.
EBITDA is defined by the SEC. Pro Forma EBITDA is defined as EBITDA before one-time separation and legal costs. Segment EBITDA is defined as EBITDA before one-time separation and legal costs, and corporate costs.
Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Net Income to EBITDA Reconciliation
Net Income (a)	$5	$49	$36	$129
Interest, net	3	—	3	—
Income tax expense	(2)	23	11	30
Depreciation and amortization	18	13	38	29
EBITDA	24	85	88	188
One-time separation and legal costs	36	3	39	3
Pro Forma EBITDA	60	88	127	191
Allocated corporate costs from Rayonier	5	5	8	9
Segment EBITDA	$65	$93	$135	$200

(a) The three and six months ended June 28, 2014 include after tax one-time separation and legal costs of $25.0 million and $27.0 million, respectively. The three and six months ended June 30, 2013 include legal charges of $1.9 million for both periods.
EBITDA, Pro Forma EBITDA and Segment EBITDA for the three and six months ended 2014 decreased from the prior year periods due to lower operating results and increased separation costs related to the spin-off from Rayonier.
Adjusted Free Cash Flow is defined as cash provided by operating activities adjusted for capital expenditures excluding strategic capital and subsequent tax benefits to exchange the AFMC for the CBPC. Adjusted Free Cash Flow is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of the Company’s common shares. Adjusted Free Cash Flow is not necessarily indicative of the Adjusted Free Cash Flow that may be generated in future periods.
Below is a reconciliation of Cash Flow from Operations to Adjusted Free Cash Flow for the respective periods (in millions of dollars):

	Six Months Ended
	June 28, 2014	June 30, 2013
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation
Cash flow from operations	$103	$116
Capital expenditures (a)	(51)	(70)
Tax benefit due to exchange of AFMC for CBPC	—	(19)
Adjusted Free Cash Flow	$52	$27

Cash used for investing activities	$(64)	$(151)
Cash (used for) provided by financing activities	$(20)	$35

(a)
Capital expenditures exclude strategic capital. Strategic capital totaled $13 million for the purchase of timber deeds for the six months ended June 28, 2014. Strategic capital totaled $100 million for the CSE for the six months ended June 30, 2013.

Adjusted Free Cash Flow increased over the prior year due to higher capital expenditures in 2013 in conjunction with the CSE project. Higher 2013 operating results were mostly offset by higher tax payments related to the AFMC for CBPC exchange. Adjusted Free Cash Flow generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 12 — Guarantees for details on the letters of credit and surety bonds as of June 28, 2014.
The following table includes material changes to our contractual financial obligations table as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Financial Obligations of our Form 10:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2014	2015-2016	2017-2018	Thereafter
Long-term debt	$942	$—	$13	$21	$908
Current maturities of long-term debt	8	4	4	—	—
Interest payments on long-term debt (a)	339	22	75	75	167
Postretirement obligations (b)	—	—	—	—	—
Operating leases — offices (c)	3	—	1	1	1
Purchase obligations - environmental services (d)	5	1	1	—	3
Total contractual cash obligations	$1,297	$27	$94	$97	$1,079

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 28, 2014.

(b)
Upon separation we assumed a liability of $33 million in postretirement obligations. At this time it is uncertain when payments will be made. As a result, this amount has been excluded from the table above.

(c)	Primarily consists of the office lease for the Company’s corporate headquarters.

(d)	These obligations relate to various environmental monitoring and maintenance service agreements.

Outlook
Committed cellulose specialties sales volumes for 2014 remain consistent with 2013, despite the previously announced loss of volume from a 2013 customer. The Company continues to the seek previously targeted 30,000 tons of incremental cellulose specialties volumes, but intends to feather this into the market only as it is ready to be absorbed. Additionally, through the first half of 2014, costs have exceeded budgeted projections and will likely remain somewhat elevated through the remainder of the year. The higher costs and continued inability to place the incremental tons will cause the Company to be approximately 25 percent below 2013 segment EBITDA, or 10 percentage points below previous guidance.
Our full year 2014 financial guidance is subject to a number of variables and uncertainties, including those discussed under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and our Form 10.
Employee Relations
On April 30, 2014 collective bargaining agreements covering approximately 225 hourly employees at our Fernandina plant expired. All parties have agreed to extend the contracts while negotiations continue. While there can be no assurance, we expect to reach agreements with our unions; however, a work stoppage could have a material adverse effect on our business, results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At June 28, 2014, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influence prices in the absorbent materials and commodity viscose product lines. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialty products are under long-term volume contracts that extend through 2014 to 2017. The pricing provisions of these contracts are set in the fourth quarter in the year prior to the shipment.

As of June 28, 2014 we had $400 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $4 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 28, 2014 was $558 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 28, 2014 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $42 million.
We periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At June 28, 2014, we had no fuel oil or natural gas contracts outstanding.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier Advanced Materials management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed with the objective of ensuring information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 28, 2014.
In the quarter ended June 28, 2014, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Rayonier Advanced Materials is engaged in various legal actions and has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. In the Company’s opinion, these and other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.
Altamaha Riverkeeper Litigation — Jesup Plant. In November 2013, the Company received a “sixty day letter” from lawyers representing a non-profit environmental organization, the Altamaha Riverkeeper. In the letter, the Altamaha Riverkeeper threatened to file a citizen suit against the Company as permitted under the federal Clean Water Act and the Georgia Water Quality Control Act due to what the letter alleges to be ongoing violations of such laws, if the Company does not correct such violations within 60 days of the date of the letter. The allegations relate to the color and odor of treated effluent discharged into the Altamaha River by the Company’s Jesup, Georgia plant.
On March 26, 2014, the Company was served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper alleges, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating the permitted discharge from the Jesup plant. The complaint seeks, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. The total amount of monetary relief being sought by the plaintiff cannot be determined at this time.
The plant’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (referred to as the “EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and the Company. The Company disagrees with the Altamaha Riverkeeper and strongly believes that it is in compliance with applicable law relating to the Jesup plant’s discharge, including compliance with the terms of its permit and consent order with EPD. The Company intends to defend this lawsuit vigorously.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the preliminary information statement filed as Exhibit 99.1 to Amendment No. 4 to the Form 10. Please refer to the “Risk Factors” section in the information statement for a discussion of risks to which the Company’s business, financial condition, results of operations and cash flows are subject.

Item 6.    Exhibits

2.1
Separation and Distribution Agreement between Rayonier Advanced Materials Inc. and Rayonier Inc., dated as of May 28, 2014 (incorporated herein by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

3.1
Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

3.2
Amended and Restated Bylaws of Rayonier Advanced Materials Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

4.1
Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.1
Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

10.2
Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

10.3
Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

10.4
Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

10.5
Credit Agreement, dated as of June 24, 2014, among Rayonier A.M. Products Inc., Rayonier Advanced Materials Inc. (following its joinder thereto), the subsidiary loan parties from time to time party thereto (following their joinder thereto), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on June 30, 2014)

10.6
Rayonier Advanced Materials Inc. Incentive Stock Plan (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.7
Rayonier Advanced Materials Inc. Jesup Mill Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Rayonier Advanced Materials Inc. with the SEC on June 27, 2014)

10.8
Rayonier Advanced Materials Inc. Fernandina Mill Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by Rayonier Advanced Materials Inc. with the SEC on June 27, 2014)

10.9
Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed by Rayonier Advanced Materials Inc. with the SEC on June 27, 2014)

10.10
Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers (incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.11
Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Special Stock Grant, dated May 28, 2014 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.12
Chemical Cellulose Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.13
Amendment to Chemical Cellulose Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.14
Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.15
Amendment No. 1 to Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd. (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.16
Amended and Restated Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Daicel Corporation (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.17
Amendment No. 1 to Amended and Restated Cellulose Specialties Agreement, effective as of February 15, 2013, by and between Rayonier Performance Fibers, LLC and Daicel Corporation (incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.18
Rayonier Advanced Materials Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on May 29, 2014)

10.19
Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form 10 filed by Rayonier Advanced Materials Inc. with the SEC on March 31, 2014)

10.20	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement Applicable to the July 15, 2014 Restricted Stock Award*
10.21	Description of Rayonier Advanced Materials Inc. 2014 Performance Share Award Program*
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended June 28, 2014 and June 30, 2013; (ii) the Condensed Consolidated Balance Sheets as of June 28, 2014 and December 31, 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2014 and June 30, 2013; and (iv) the Notes to Condensed Consolidated Financial Statements*

*     Filed herewith
**     Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER ADVANCED MATERIALS INC.
(Registrant)

By:	/s/ BENSON K. WOO
Benson K. Woo Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 5, 2014