Form 10-Q/A
period 2014-06-28
RAYONIER ADVANCED MATERIALS INC.
filed 2014-09-04
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q/A
Amendment No. 1

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
YES ☐        NO  ☒

The registrant had 42,614,653 shares of common stock, $.01 par value per share, outstanding as of July 25, 2014,

RAYONIER ADVANCED MATERIALS INC.
TABLE OF CONTENTS

Item		Page
	PART II - OTHER INFORMATION
6.	Exhibits	2
	Signature	5

EXPLANATORY NOTE

Rayonier Advanced Materials Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (the “Original Form 10-Q”). This Amendment is being filed solely to include Exhibits10.22, 10.23, 10.24, 10.25 and 10.26 to the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Section 302 certifications are also filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events that occurred after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

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

10.20	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement Applicable to the July 15, 2014 Restricted Stock Award^
10.21	Description of Rayonier Advanced Materials Inc. 2014 Performance Share Award Program^
10.22	Rayonier Advanced Materials Inc. Executive Severance Pay Plan*
10.23	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust*
10.24	Rayonier Advanced Materials Inc. Excess Benefit Plan*
10.25	Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan*
10.26	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc. *
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002^

101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended June 28, 2014 and June 30, 2013; (ii) the Condensed Consolidated Balance Sheets as of June 28, 2014 and December 31, 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2014 and June 30, 2013; and (iv) the Notes to Condensed Consolidated Financial Statements^

*    Filed herewith
^ Previously filed or furnished with the Original Form 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER ADVANCED MATERIALS INC.
(Registrant)

By:	/s/ BENSON K. WOO
Benson K. Woo Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: September 4, 2014