Form 10-Q
period 2014-09-27
RAYONIER ADVANCED MATERIALS INC.
filed 2014-11-04
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
YES ☒        NO ☐

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
YES ☐        NO  ☒

The registrant had 42,653,189 shares of common stock, $.01 par value per share, outstanding as of October 22, 2014,

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER ADVANCED MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
NET SALES	$253,695	$225,523	$709,725	$764,876
COST OF SALES	198,006	158,147	546,942	515,842
GROSS MARGIN	55,689	67,376	162,783	249,034

Selling and general expenses	9,493	8,144	26,730	26,894
Other operating expense (income), net	4,518	(144)	44,800	3,761
OPERATING INCOME	41,678	59,376	91,253	218,379
Interest expense	(9,469)	—	(12,694)	—
Interest and miscellaneous (expense) income, net	(57)	292	(62)	292
INCOME BEFORE INCOME TAXES	32,152	59,668	78,497	218,671
Income tax expense	(12,744)	(19,702)	(23,580)	(49,704)
NET INCOME	$19,408	$39,966	$54,917	$168,967

EARNINGS PER SHARE OF COMMON STOCK (Note 10)
Basic earnings per share	$0.46	$0.95	$1.30	$4.01
Diluted earnings per share	$0.46	$0.95	$1.30	$4.01

DIVIDENDS DECLARED PER SHARE	$0.07	$—	$0.07	$—

COMPREHENSIVE INCOME:
NET INCOME	$19,408	$39,966	$54,917	$168,967
OTHER COMPREHENSIVE INCOME
Net gain (loss) from pension and postretirement plans, net of income tax (expense) benefit of ($2,779), ($734), $501 and ($2,299)	4,834	1,280	(871)	3,999
Total other comprehensive income (loss)	4,834	1,280	(871)	3,999
COMPREHENSIVE INCOME	$24,242	$41,246	$54,046	$172,966

See Notes to Condensed Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 27, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,163	$—
Accounts receivable, less allowance for doubtful accounts of $151 and $140	93,266	71,097
Inventory	122,141	128,706
Deferred tax assets	11,206	22,532
Prepaid and other current assets	43,856	23,720
Total current assets	298,632	246,055
TOTAL PROPERTY, PLANT AND EQUIPMENT, GROSS	2,000,820	1,955,953
LESS — ACCUMULATED DEPRECIATION	(1,156,378)	(1,109,665)
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	844,442	846,288
OTHER ASSETS (Note 16)	103,276	27,923
TOTAL ASSETS	$1,246,350	$1,120,266
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$49,804	$54,198
Current maturities of long-term debt	8,400	—
Accrued taxes	5,099	1,867
Accrued payroll and benefits	22,161	10,814
Accrued interest	10,855	—
Accrued customer incentives	14,921	7,728
Other current liabilities	12,543	5,239
Current liabilities for disposed operations (Note 14)	7,515	—
Total current liabilities	131,298	79,846
LONG-TERM DEBT	938,471	—
NON-CURRENT LIABILITIES FOR DISPOSED OPERATIONS (Note 14)	84,193	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 9)	98,285	21,793
DEFERRED INCOME TAXES	—	49,224
OTHER NON-CURRENT LIABILITIES	7,547	1,102
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of September 27, 2014 and December 31, 2013	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 42,653,189 and 0 issued and outstanding, as of September 27, 2014 and December 31, 2013, respectively	427	—
Additional paid-in capital	57,358	—
Retained earnings	4,760	1,415,894
Transfers to Rayonier, net	—	(407,894)
Accumulated other comprehensive loss	(75,989)	(39,699)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(13,444)	968,301
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,246,350	$1,120,266

See Notes to Condensed Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income	$54,917	$168,967
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,115	51,142
Stock-based incentive compensation expense	5,614	4,845
Amortization of capitalized debt costs	550	—
Deferred income taxes	760	(12,027)
Increase in liabilities for disposed operations	20,019	—
Amortization of losses and prior service costs from pension and postretirement plans	5,662	6,298
Loss from sale/disposal of property, plant and equipment	988	1,260
Other	—	(583)
Changes in operating assets and liabilities:
Receivables	(21,405)	(18,780)
Inventories	6,565	(1,918)
Accounts payable	(10,556)	10,263
Accrued liabilities	24,979	1,966
All other operating activities	(20,356)	(22,623)
Expenditures for disposed operations	(2,151)	—
CASH PROVIDED BY OPERATING ACTIVITIES	127,701	188,810
INVESTING ACTIVITIES
Capital expenditures	(60,214)	(81,540)
Purchase of timber deeds	(12,692)	—
Purchase of land	(1,528)	—
Jesup plant cellulose specialties expansion	—	(137,392)
Other	(1,450)	(1,335)
CASH USED FOR INVESTING ACTIVITIES	(75,884)	(220,267)
FINANCING ACTIVITIES
Issuance of debt	1,025,000	—
Repayment of debt	(77,100)	—
Proceeds from the issuance of common stock	549	—
Debt issuance costs	(15,432)	—
Common stock repurchased	(92)	—
Net payments (to) from Rayonier	(956,579)	31,457
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(23,654)	31,457

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	28,163	—
Balance, beginning of year	—	—
Balance, end of period	$28,163	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$1,881	$—
Income taxes	$18,350	$—
Non-cash investing and financing activities:
Capital assets purchased on account	$7,935	$27,394

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
The Distribution was made on June 27, 2014 to Rayonier shareholders of record as of the close of business on June 18, 2014. Holders of Rayonier common shares received one share of the Company’s common stock for every three Rayonier common shares held on the record date. This resulted in the distribution of 42,176,565 shares of the Company’s common stock to Rayonier shareholders after the market closed on June 27, 2014. In addition, the Company made special cash distributions to Rayonier in an aggregate amount of $906.2 million and, as between Rayonier and the Company, assumed certain liabilities associated with pension, other post-retirement employee benefits and environmental remediation. After consideration of the cash retained by the Company at the date of Distribution, as well as cash flow impacts for the six months ending June 27, 2014, the net distribution to Rayonier was $956.6 million.
Following the Distribution, Rayonier retained no equity ownership interest in the Company, and each company now has independent public ownership, boards of directors and management.
Separation Costs
For the nine months ended September 27, 2014, the Company recorded separation costs of $19.4 million within other operating expenses, consisting mostly of professional service fees within the finance, legal and information system functions.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Audited Combined Financial Statements for the year ended December 31, 2013, which is included in our Form 10, as well as in conjunction with the interim financial information in our report on Form 10-Q for the quarterly period ended June 28, 2014. The results of operations for the three and nine months ended September 27, 2014, are not necessarily indicative of the results to be expected for the full year.
Prior to the Distribution, the Company’s results of operations, financial position and cash flows consisted of the performance fibers segment of Rayonier and an allocable portion of its corporate costs (together, the “performance fibers business”). These financial statements have been presented as if the performance fibers business had been combined for all periods presented. All intercompany transactions are eliminated. Historically, financial statements have not been prepared for the performance fibers business. The accompanying financial statements for the Company have been derived from the historical accounting records of Rayonier.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The statements of income for periods prior to the Distribution include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Distribution, nor what the costs may be in the future.
Fiscal Year
Prior to the Distribution, the Company’s quarter and fiscal year end was the last day of the calendar quarter and calendar year, respectively. In connection with the Distribution, the Company changed its interim reporting periods to the last Saturday of the fiscal quarter. The Company’s fiscal year end will remain the last day of the calendar year. As the effect on prior interim period results were not material, prior periods have not been revised.
New or Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires a disposal of a component of an entity to be reported in discontinued operations if it represents a strategic shift with a major effect on an entity’s operations and financial results. It also removes requirements related to the evaluation of the component’s effect on ongoing operations and the entity’s continuing involvement with the component. Additional disclosures about discontinued operations are also required under this standard. ASU No. 2014-08 is required to be applied prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects consideration to which the company expects to be entitled to in exchange for those goods or services. This standard will be effective for the Company’s first quarter 2017 Form 10-Q filing with full or modified retrospective adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for fiscal years, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating this guidance, but does not expect the adoption of this standard will have a material impact to its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.
Subsequent Events
The Company signed a one-year contract extension with Nantong Cellulose Fibers Co., Ltd., a significant customer. A report on Form 8-K was filed on October 20, 2014 with the SEC, in respect to this event.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.	RELATED PARTY TRANSACTIONS
As discussed in Note 1 — Separation and Basis of Presentation, for periods prior to the Distribution, the Consolidated Statements of Income and Comprehensive Income include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, human resources and information technology. Net charges from Rayonier for these services, reflected in selling and general expenses in the Condensed Consolidated Statements of Income and Comprehensive Income were $0 and $3.5 million for the three months ended September 27, 2014, and September 30, 2013, respectively, and $8.0 million and $12.5 million for the nine months ended September 27, 2014 and September 30, 2013, respectively.
For periods prior to the Distribution, the Consolidated Statements of Income and Comprehensive Income also include allocations of certain costs from Rayonier related to the operations of the Company including: medical costs for active salaried and retired employees, worker’s compensation, general liability and property insurance, salaried payroll costs, equity based compensation and a pro-rata share of direct corporate administration expense for accounting, human resource services and information system maintenance. Net charges from Rayonier for these costs, reflected in the Condensed Consolidated Statements of Income and Comprehensive Income were $0 and $12.7 million for the three months ended September 27, 2014 and September 30, 2013, respectively, and $27.3 million and $38.3 million for the nine months ended September 27, 2014 and September 30, 2013, respectively.

3.	INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Rayonier. The agreement governs the parties’ respective rights, responsibilities and obligations with respect to taxes for any period (or portion thereof) ending on or before the Distribution. Generally, Rayonier Advanced Materials is liable for all pre-distribution U.S. federal income taxes, state taxes and non-income taxes attributable to Rayonier’s former performance fibers business.
The Company’s effective tax rate for the third quarter of 2014 was 39.6 percent compared with 33.0 percent for the corresponding period of 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the manufacturing tax credit, state taxes and nondeductible expenses.
The Company’s effective tax rate for the first nine months of 2014 was 30.0 percent compared with 23.0 percent for the corresponding period of 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit (“CBPC”) for 2014 and the alternative fuel mixture credit (“AFMC”) for the CBPC exchange for 2013.
The provision for income taxes for periods prior to the Distribution has been computed as if the Company were a stand-alone company.

4.	INVENTORY
As of September 27, 2014 and December 31, 2013, the Company’s inventory included the following:

	September 27, 2014	December 31, 2013
Finished goods	$97,777	$105,398
Work in progress	3,569	3,555
Raw materials	17,900	17,420
Manufacturing and maintenance supplies	2,895	2,333
Total inventory	$122,141	$128,706

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.STOCKHOLDERS’ (DEFICIT) EQUITY
An analysis of stockholders’ (deficit) equity for the nine months ended September 27, 2014 and the year ended December 31, 2013 is shown below (share amounts not in thousands):

	Common Stock			Retained Earnings (Accumulated Deficit)	Transfers (to) from Rayonier, net	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Par Value	Additional Paid in Capital
Balance, December 31, 2012	—	$—	$—	$1,196,127	$(406,753)	$(64,670)	$724,704
Net income	—	—	—	219,767	—	—	219,767
Net gain from pension and postretirement plans	—	—	—	—	—	24,971	24,971
Net transfers to Rayonier	—	—	—	—	(1,141)	—	(1,141)
Balance, December 31, 2013	—	$—	$—	$1,415,894	$(407,894)	$(39,699)	$968,301
Net income	—	—	—	54,917	—	—	54,917
Net loss from pension and postretirement plans	—	—	—	—	—	(871)	(871)
Net transfers to Rayonier	—	—	—	—	(1,001,509)	(35,419)	(1,036,928)
Reclassification to additional paid-in capital at distribution date	—	—	53,696	(1,463,099)	1,409,403	—	—
Issuance of common stock at the separation	42,176,565	422	(422)	—	—	—	—
Issuance of common stock under incentive stock plans	477,234	5	544	—	—	—	549
Stock-based compensation	—	—	2,052				2,052
Repurchase of common stock	(610)	—	(92)	—	—	—	(92)
Adjustments to tax assets and liabilities associated with the Distribution	—	—	1,580	—	—	—	1,580
Dividends ($0.07 per share)	—	—	—	(2,952)	—	—	(2,952)
Balance, September 27, 2014	42,653,189	$427	$57,358	$4,760	$—	$(75,989)	$(13,444)

Net Parent Company Investment
The following is a reconciliation of the amounts presented as “Net transfers to Rayonier” in the above table and the amounts presented as “Net payments (to) from Rayonier” on the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended
	September 27, 2014	September 30, 2013
Allocation of costs from Rayonier (a)	$(35,279)	$(50,815)
Cash receipts received by Rayonier on Company's behalf	472,780	787,857
Cash disbursements made by Rayonier on Company's behalf	(484,318)	(700,740)
Net distribution to Rayonier on separation	(906,200)	—
Net liabilities from transfer of assets and liabilities with Rayonier (b)	(83,911)	—
Net transfers (to) from Rayonier	(1,036,928)	36,302
Non-cash adjustments:
Stock-based compensation	(3,562)	(4,845)
Net liabilities from transfer of assets and liabilities with Rayonier (b)	83,911	—
Net payments (to) from Rayonier per the Condensed Consolidated Statements of Cash Flows, prior to separation	$(956,579)	$31,457

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
(b) In accordance with the Separation Agreement, certain assets and liabilities were transferred to the Company that were not included in the historical financial statements for periods prior to the Distribution. These non-cash capital contributions included:

•	$73.9 million of disposed operations liabilities (See Note 14 - Liabilities for Disposed Operations for additional information)

•	$73.8 million of employee benefit plan liabilities (See Note 9 - Employee Benefit Plans for additional information)

•	$67.4 million of deferred tax assets (primarily associated with the liabilities above)

•	$3.6 million of other liabilities, net

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following:

	For the Period Ended
	September 27, 2014	September 30, 2013
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(39,699)	$(64,670)
Amounts reclassified from accumulated other comprehensive loss (a)	3,596	3,999
Other comprehensive loss before reclassifications	(4,467)	—
Net other comprehensive (loss) income	(871)	3,999
Net transfer from Rayonier (b)	(35,419)	—
Balance, end of period	$(75,989)	$(60,671)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 — Employee Benefit Plans for additional information.

(b)
Prior to the Distribution, certain of the Company’s employees participated in employee benefit plans sponsored by Rayonier. The Company did not record an asset, liability or accumulated other comprehensive loss to recognize the funded status of the Rayonier plans on the consolidated balance sheet until the Distribution. See Note 5 — Stockholders' (Deficit) Equity for additional information.

7.	OTHER OPERATING EXPENSE (INCOME), NET
Other operating expense, net was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Loss on sale or disposal of property, plant and equipment	$271	$278	$988	$1,260
One-time separation and legal costs	2,774	(175)	23,454	2,825
Increase to liabilities for disposed operations resulting from separation from Rayonier (a)	—	—	18,419	—
Environmental reserve adjustment	1,500	—	1,500	—
Miscellaneous expense (income)	(27)	(247)	439	(324)
Total	$4,518	$(144)	$44,800	$3,761

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

(a) The Company is subject to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation and post closure care at certain disposed sites. To comply with these requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of the Distribution and its obligations to procure financial assurance annually for the foreseeable future, the Company recorded a corresponding increase to liabilities for disposed operations. See Note 12 — Guarantees and Note 14 — Liabilities for Disposed Operations for additional information.

8.	CONTINGENCIES
The Company is engaged in various legal actions, including certain proceedings relating to environmental matters, and has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Components of Net Periodic Benefit Cost
Service cost	$1,510	$698	$162	$288
Interest cost	3,788	1,725	191	174
Expected return on plan assets	(5,934)	(3,128)	—	—
Amortization of prior service cost	296	323	4	39
Amortization of losses	2,812	1,623	133	63
Amortization of negative plan amendment	—	—	(134)	(34)
Net periodic benefit cost	$2,472	$1,241	$356	$530

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Components of Net Periodic Benefit Cost
Service cost	$2,589	$2,092	$476	$742
Interest cost	7,591	5,175	497	564
Expected return on plan assets	(12,399)	(9,386)	—	—
Amortization of prior service cost	865	969	12	19
Amortization of losses	4,808	4,871	377	439
Amortization of negative plan amendment	—	—	(402)	—
Net periodic benefit cost	$3,454	$3,721	$960	$1,764
In 2014, the Company has no mandatory pension contribution requirements and does not expect to make any discretionary contributions.
Shared Pension and Postretirement Plans
Prior to the Distribution, Rayonier provided defined benefit pension and postretirement health and life insurance benefits to certain Company employees. As such, these liabilities were not reflected in the Company’s combined balance sheets prior to the Distribution. On June 27, in connection with the Distribution, these liabilities, totaling $73.8 million, were transferred from Rayonier to the Company and are reflected in the Balance Sheet as of September 27, 2014.

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
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Net income	$19,408	$39,966	$54,917	$168,967

Shares used for determining basic earnings per share of common stock	42,167,014	42,176,565	42,160,559	42,176,565
Dilutive effect of:
Stock options	68,799	—	69,600	—
Performance and restricted shares	12,157	—	10,289	—
Shares used for determining diluted earnings per share of common stock	42,247,970	42,176,565	42,240,448	42,176,565
Basic earnings per share (not in thousands)	$0.46	$0.95	$1.30	$4.01
Diluted earnings per share (not in thousands)	$0.46	$0.95	$1.30	$4.01

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Stock options	179,693	—	174,679	—
Restricted shares	109,894	—	37,444	—
Total	289,587	—	212,123	—

11.	FAIR VALUE MEASUREMENTS
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
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy of financial instruments held by the Company at September 27, 2014, using market information and what management believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 27, 2014
Asset (liability)	Carrying Amount	Fair Value
		Level 1	Level 2
Cash and cash equivalents	$28,163	$28,163	$—
Current maturities of long-term debt	(8,400)	—	(8,400)
Long-term debt	(938,471)	—	(910,625)

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of September 27, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$26,572	$—
Surety bonds (b)	55,652	19,106
Total financial commitments	$82,224	$19,106

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance legal requirements relating to environmental remediation of disposed sites. The letter of credit will expire during 2015 and will be renewed as required.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance legal requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2015 and 2019. They are expected to be renewed annually as required. See Note 7 — Other Operating Expense (Income), Net.

13.	INCENTIVE STOCK PLANS
The Rayonier Advanced Materials Incentive Stock Plan (“the Stock Plan”) provides for up to 5.2 million shares of stock to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At September 27, 2014, approximately 4.0 million shares were available for future grants under the Stock Plan.
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
Performance Share Awards

•
Performance-based stock unit awards granted in 2012 (with a 2012-2014 performance period) will continue to be subject to the same performance criteria as applied immediately prior to the separation, except that total shareholder return at the end of the performance period will be based on the combined stock prices of Rayonier and the Company and any payment with respect to a Rayonier Advanced Materials performance share award will be made in shares of the Company’s common stock. The number of shares, if any, that are ultimately awarded is contingent upon the Company’s total shareholder return versus selected peer group companies. The conversion ratio for the 2012 performance share awards is between 0 and 200 percent of target. The payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period. The Company has reserved 83,454 shares of common stock for these awards as of September 27, 2014.

•
Performance-based stock unit awards granted in 2013 (with a 2013-2015 performance period) were canceled as of the distribution date and replaced with restricted stock awards of the Company that will vest 24 months after the distribution date, generally subject to the holder’s continued employment.

•
Performance-based stock unit awards granted in 2014 (with a 2014-2016 performance period) were canceled and replaced with performance-based restricted stock of the Company and will be subject to the achievement of performance criteria that relate to the post-separation business during a performance period ending December 31, 2016. The number of shares, if any, that are ultimately awarded is contingent upon the Company’s total shareholder return versus selected peer group companies. The conversion ratio for the 2014 performance share awards is between 0 and 200 percent of target. The payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period. The Company has reserved 313,423 shares of common stock for these awards as of September 27, 2014.

The adjusted awards resulted in incremental compensation expense of $2.3 million that will be recognized over a two year period following the Distribution.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company’s total stock based compensation cost, including allocated amounts, for the nine months ended September 27, 2014 and September 30, 2013 was $5.6 million and $4.8 million, respectively. These amounts may not reflect the cost of current or future equity awards nor results we would have experienced, or expect to experience, as an independent, publicly traded company.
Outstanding Awards

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	—	$—	—	$—	—	$—	—	$—
Awards granted in connection with spin-off	500,681	31.15	145,201	42.43	49,811	42.27	146,732	39.67
Granted	5,130	39.07	15,083	40.86	—	—	9,980	46.38
Forfeited	(228)	39.03	—	—	—	—	—	—
Exercised or settled	(24,689)	22.21	(1,875)	33.82	—	—	—	—
Expired or canceled	(57)	42.12	—	—	—	—	—	—
Outstanding at September 27, 2014	480,837	$31.69	158,409	$42.38	49,811	$42.27	156,712	$40.10
All option, restricted stock and performance share awards presented in this table are for Rayonier Advanced Materials stock only, including those awards held by Rayonier Inc. employees.
As of September 27, 2014, unrecognized compensation cost related to stock option awards was $2.5 million, which is expected to be recognized over a weighted average period of 0.9 years. Unrecognized compensation cost related to restricted stock awards was $6.3 million, which is expected to be recognized over a weighted average period of 1.8 years. Unrecognized compensation cost related to performance-based stock units and performance-based restricted stock awards was $6.3 million, which is expected to be recognized over a weighted average period of 2.6 years.
The Company issued a $4.0 million fixed award at the separation from Rayonier to be settled in the Company’s common stock. The award will vest on August 31, 2018 contingent on certain factors. The number of shares issued will be determined based on an average of the stock’s closing price prior to vesting.

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

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

An analysis of the liabilities for disposed operations since the separation follows:

September 27,
2014
Balance, beginning of period	$—
Net transfer of liabilities with Rayonier	73,840
Expenditures charged to liabilities	(2,151)
Increase to liabilities (a)	20,019
Balance, end of period	91,708
Less: Current portion	(7,515)
Non-current portion	$84,193

(a) The increase to liabilities is primarily due to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation and post closure care at certain disposed sites. The Company is subject to these requirements as a result of the Distribution. To comply with the requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of its obligations to procure financial assurance annually for the foreseeable future, the Company recorded an $18.4 million increase to liabilities for disposed operations. See Note 12 — Guarantees for additional information.

Below are the disclosures for specific site liabilities where current estimates exceed 10 percent of the total liabilities for disposed operations at September 27, 2014. An analysis of the activity from the separation to September 27, 2014 is as follows:

	Activity (in millions)
	Liabilities Assumed at Separation	Expenditures	Increase (Reduction) to Liabilities	September 27, 2014 Liability
Augusta, Georgia	$10.8	$(0.3)	$7.3	$17.8
Spartanburg, South Carolina	10.9	(0.3)	5.0	15.6
East Point, Georgia	9.4	(0.4)	4.3	13.3
Baldwin, Florida	10.2	(0.3)	2.1	12.0
Other SWP sites	18.1	(0.4)	1.1	18.8
Total SWP	59.4	(1.7)	19.8	77.5
Port Angeles, Washington	8.1	(0.4)	0.1	7.8
All other sites	6.4	(0.1)	0.1	6.4
TOTAL	$73.9	$(2.2)	$20.0	$91.7

A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist primarily of a groundwater treatment and recovery system. The site operates under a 10-year hazardous waste permit issued pursuant to the Resource Conservation and Recovery Act, which expires in 2014 and is currently in the renewal process. Current cost estimates could change if recovery or discharge volumes increase or decrease significantly, or if changes to current remediation activities are required in the future. Total spending as of September 27, 2014 was $69.7 million. Liabilities are recorded to cover obligations for the estimated remaining remedial, monitoring activities and financial assurance costs through 2033.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities include: (1) a recovery system and biological wastewater treatment plant, (2) an ozone-sparging system treating soil and groundwater and (3) an ion-exchange resin system treating groundwater. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control which governs future investigatory and assessment activities at the site. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future. Therefore,

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

current cost estimates could change. Total spending as of September 27, 2014 was $41.4 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2033.
East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a 10-year Resource Conservation and Recovery Act hazardous waste permit, which is currently in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures may be necessary in the future. Total spending as of September 27, 2014 was $22.8 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2033.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to the Resource Conservation and Recovery Act, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery and treatment system. Investigation and assessment of other potential areas of concern are ongoing in accordance with the facility’s Resource Conservation and Recovery Act permit and additional remedial activities may be necessary in the future. Therefore, current cost estimates could change. Total spending as of September 27, 2014 was $22.5 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2033.
Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since about 2000, and several voluntary interim soil clean-up actions have also been performed during this time. In 2010, Rayonier entered into an agreed order with the Washington Department of Ecology (“Ecology”), under which the MTCA investigatory, assessment and feasibility and alternatives study process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and adjacent marine areas may be necessary in the future. Total spending as of September 27, 2014 was $44.3 million. Liabilities are recorded to cover obligations for the estimated assessment, remediation, monitoring obligations and financial assurance costs that are deemed probable and estimable at this time.
The Company is exposed to the risk of reasonably possible additional losses in excess of the established liabilities. As of September 27, 2014, this amount could range up to $33 million, attributable to several of the above described and other applicable sites, and arises from uncertainty over the availability, feasibility and effectiveness of certain remediation technologies, additional or different contamination that may be discovered, development of new or more effective environmental remediation technologies, potential changes in applicable law and regulations, and the exercise of discretion in interpretation of applicable law and regulations by governmental agencies.
Subject to the previous paragraph, the Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its disposed operations. Remedial actions for these sites vary, but include on-site (and in certain cases off-site) removal or treatment of contaminated soils and sediments, recovery and treatment/remediation of groundwater, and source remediation and/or control.

15.	DEBT
The Company’s debt consisted of the following:

September 27, 2014
Term A-1 Loan Facility borrowings due 2019 at a variable interest rate of 1.65% at September 27, 2014 (a)	$108,332
Term A-2 Loan Facility borrowings due 2021 at a variable interest rate of 1.23% at September 27, 2014 (b)	288,539
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000
Total debt	946,871
Less: Current maturities of long-term debt	(8,400)
Long-term debt	$938,471

(a)	The Term A-1 Loan includes an unamortized issue discount of approximately $293 thousand at September 27, 2014. Upon maturity the liability will be $109 million.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

(b)	The Term A-2 Loan includes an unamortized issue discount of approximately $736 thousand at September 27, 2014. Upon maturity the liability will be $289 million.

Principal payments due during the next five years and thereafter are as follows:

Remaining 2014	$2,100
2015	8,400
2016	8,400
2017	9,775
2018	11,150
Thereafter	908,075
Total Principal Payments	$947,900

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
The loans under the Credit Facilities will bear interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin (the “Applicable Margin”), in the case of base rate loans, ranging between 0.25% and 1.00%, and in the case of adjusted LIBOR rate loans, ranging between 1.25% and 2.00%. The Applicable Margin for borrowings under the Credit Facilities is based on a consolidated total net leverage-based pricing grid.
$110 million Senior Secured Term Loan
The Term A-1 Loan matures in June 2019. On June 30, 2014, the Company borrowed $75 million under the Term A-1 Loan Facility. At September 27, 2014, the carrying value of the debt outstanding was $108 million. The interest rate is LIBOR plus 1.5%. During the third quarter, the Company made $1.4 million in principal debt repayments on the Term A-1 Loan Facility.

$290 million Senior Secured Term Loan
The Term A-2 Loan matures in June 2021. At September 27, 2014 the carrying value of the debt outstanding was $289 million. The effective interest rate is LIBOR plus 1.08%, after consideration of a 0.67% cash patronage benefit. During the third quarter, the Company made $0.7 million in principal debt repayments on the Term A-2 Loan Facility.

$250 million Senior Secured Revolving Credit Facility
The Revolving Credit Facility matures in June 2019. As of September 27, 2014, the Company had no net activity on the Revolving Credit Facility. At September 27, 2014, the Company had $223 million of available borrowings under the Revolving Credit Facility, net of $27 million to secure its outstanding letters of credit.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Debt Covenants
The Credit Facilities contain a number of covenants that restrict the ability of the Company and its restricted subsidiaries to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Under the Credit Facilities, the Company will be required to maintain a consolidated first lien secured net leverage ratio of no greater than 3.00 to 1.00 and an interest coverage ratio of no less than 3.00 to 1.00. Covenants will be tested quarterly on a pro forma and trailing twelve month basis. Additionally, the Credit Facilities contain customary affirmative covenants for credit facilities of this kind and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control.
The indenture governing the Senior Notes contains various customary covenants that restrict the ability of the Company and its restricted subsidiaries to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At September 27, 2014, the Company was in compliance with all covenants.

16.	OTHER ASSETS
As of September 27, 2014 and December 31, 2013, the Company’s other assets included the following:

	September 27, 2014	December 31, 2013
Deferred income tax assets, non-current (a)	$30,337	$—
Manufacturing and maintenance supplies	22,093	20,960
Debt issuance costs, net of amortization (b)	13,808	—
Timber deeds	11,107	—
Disposed operations assets (c)	11,079	—
Deposits	3,945	27
Deferred software charges	1,975	2,227
Other non-current assets	8,932	4,709
Total other assets	$103,276	$27,923

(a)
Deferred tax assets are primarily due to the transfer of pension and disposition liabilities from Rayonier at separation. See Note 9 — Employee Benefit Plans and Note 14 — Liabilities for Disposed Operations for additional information.

(b)
Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. See Note 15 - Debt for additional information.

(c)	Disposed operations assets were transferred with the liabilities from Rayonier at separation. See Note 14 — Liabilities for Disposed Operations for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes, including earnings guidance, if any, business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The Risk Factors contained in the preliminary information statement attached as Exhibit 99.1 to the Form 10, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any disclosures we made on our report Form 10, and any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

BUSINESS
Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials”, or the “Company”) is a leading manufacturer of high-value cellulose products with production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual production capacity of approximately 675,000 metric tons. These products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles and electronics. Approximately 58 percent of performance fibers sales are to export customers, primarily in Asia and Europe.
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

The Distribution was made on June 27, 2014 to Rayonier shareholders of record as of the close of business on June 18, 2014. Holders of Rayonier common stock received one share of the Company’s common stock for every three shares of Rayonier held on the record date. This resulted in the distribution of 42,176,565 shares of the Company’s common stock to the Rayonier shareholders after the market closed on June 27, 2014. In addition, the Company made special cash distributions to Rayonier in an aggregate amount of $906.2 million and, as between Rayonier and the Company, assumed certain liabilities associated with pension, other post-retirement employee benefits and environmental remediation. After consideration of the cash retained by the Company at the date of Distribution, as well as cash flow impacts for the nine months ending September 27, 2014, the net distribution to Rayonier was $956.6 million.
Following the Distribution, Rayonier retained no equity ownership interest in the Company, and each company now has independent public ownership, boards of directors and management. As a result of the Distribution, the Company is now an independent public company and its common stock is listed under the symbol “RYAM” on the New York Stock Exchange.

Basis of Presentation

The Company’s financial statements prior to the Separation were prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of its former parent, Rayonier. The Company’s combined financial statements include certain expenses of its former parent which were allocated to it for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives and stock-based compensation. The Company considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses it would have incurred as an independent public company or of the costs it will incur in the future. All financial information presented after the Separation represents the consolidated results of Rayonier Advanced Materials.

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

Results of Operations

	Three Months Ended		Nine Months Ended
Financial Information (in millions)	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Net Sales
Cellulose specialties	$223	$200	$630	$680
Absorbent materials	18	9	29	66
Commodity viscose and other	13	17	51	19
Total Net Sales	254	226	710	765

Cost of Sales	198	158	547	516
Gross Margin	56	68	163	249
Selling and general expenses	9	8	27	27
Other operating expense	5	—	45	4
Operating Income	42	60	91	218
Interest Expense, Interest Income and Other	(10)	—	(13)	—
Income Before Income Taxes	32	60	78	218
Income Tax Expense	(13)	(20)	(23)	(49)
Net Income	$19	$40	$55	$169

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,727	$1,941	$1,771	$1,903
Absorbent materials	718	603	685	639
Commodity viscose and other	699	789	698	789
Sales Volumes (thousands of metric tons)
Cellulose specialties	129	103	356	357
Absorbent materials	26	13	42	98
Commodity viscose and other	13	19	60	19
Total Tons	168	135	458	474

Gross Margin %	22.0%	30.1%	23.0%	32.5%
Operating Margin %	16.4%	26.3%	12.9%	28.6%
Effective Tax Rate %	39.6%	33.0%	30.0%	23.0%

Sales (in millions)	September 30, 2013	Changes Attributable to:		September 27, 2014
Three Months Ended		Price	Volume/ Mix
Cellulose specialties	$200	$(26)	$49	$223
Absorbent materials	9	2	7	18
Commodity viscose and other	17	(6)	2	13
Total Sales	$226	$(30)	$58	$254
For the three months ended September 27, 2014, total sales increased $28 million, or approximately 12 percent, primarily due to higher cellulose specialties volumes, reflecting the timing of customer orders, partially offset by cellulose specialty prices, as a result of the annual price negotiations.

Sales (in millions)	September 30, 2013	Changes Attributable to:		September 27, 2014
Nine Months Ended		Price	Volume/ Mix
Cellulose specialties	$680	$(47)	$(3)	$630
Absorbent materials	66	2	(39)	29
Commodity viscose and other	19	(6)	38	51
Total Sales	$765	$(51)	$(4)	$710
Year-to-date sales were $55 million lower, or approximately 7 percent, for the nine months ended September 27, 2014, reflecting an average price decline of 7 percent from 2013 pricing. Year-to-date absorbent materials sales volumes decreased and commodity viscose sales volumes increased from the prior year periods, reflecting a shift in production. The shift in production was made possible due to the 2013 completion of the Cellulose Specialties Expansion project which allows production of either cellulose specialties, commodity viscose or absorbent materials.

Operating Income (in millions)	September 30, 2013	Changes Attributable to:			September 27, 2014
		Cellulose Specialties		Costs/Mix/Other
Three Months Ended		Price	Volume
Operating Income	$59	$(26)	$20	$(11)	$42
Operating Margin %	26.3%	(9.7)%	4.7%	(4.9)%	16.4%
For the three month period ending September 27, 2014, operating income and margin percentage declined $17 million and 9.9 percent as lower cellulose specialties prices and increased costs were partially offset by higher cellulose specialties volumes. Cost/Mix/Other includes the negative impact of higher wood costs of $2 million due to wet weather in the first half of 2014, increased energy cost, as a result of equipment issues which occurred in the second quarter, of $3 million and one-time separation and legal costs of $3 million.

Operating Income (in millions)	September 30, 2013	Changes Attributable to:			September 27, 2014
		Cellulose Specialties		Costs/Mix/Other
Nine Months Ended		Price	Volume
Operating Income	$218	$(47)	$(1)	$(79)	$91
Operating Margin %	28.6%	(4.7)%	(0.1)%	(10.9)%	12.9%
For the nine month period ending September 27, 2014, operating income and margin percentage declined $127 million and 15.7 percent due to lower cellulose specialties prices and increased costs. Cost/Mix/Other includes the negative impact of higher wood costs of $14 million due to wet weather, energy costs of $10 million due to weather and equipment issues, depreciation of $11 million from the start-up of CSE and one-time separation and legal costs of $42 million. Included in the one-time separation costs and legal costs was an $18 million expense for financial assurance related to disposed operations. See Note 14 - Liabilities for Disposed Operations for additional information.
Interest Expense/Income and Income Tax Expense
Third quarter and year-to-date interest was $9.5 million and $12.7 million, respectively, primarily related to Company’s debt issued in the second quarter of 2014. See Note 15 — Debt for additional information on debt.
Our effective tax rate for the third quarter and the first nine months of 2014 was 39.6 percent and 30.0 percent, compared with 33.0 percent and 23.0 percent for the corresponding periods of 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the manufacturing tax credit, state taxes, nondeductible expenses, the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit (“CBPC”) for 2014 and the alternative fuel mixture credit (“AFMC”) for the CBPC exchange for 2013. See Note 3 —  Income Taxes for additional information.

Liquidity and Capital Resources
The Company’s operations have generally produced stable cash flows, which is its primary source of liquidity and capital resources. On June 26, 2014, the Company arranged a revolving credit facility with a borrowing capacity of $250 million. The credit facility contains customary covenants and events of default. Indebtedness under the revolving credit facility bears interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin. Entering into the revolving credit facility also resulted in the Company paying customary fees, including administrative agent fees, upfront fees and other fees. The credit facility expires June 2019.

The Company incurred approximately $950 million of new debt to effect the Distribution. The debt consisted of $325 million of term loans, borrowings of $75 million under the Company’s revolving credit facility and $550 million of senior notes. Approximately, $906 million of borrowings from the new debt were distributed to Rayonier as described in “Certain Relationships and Related Person Transactions-The Separation Agreement-Cash Transfers” of the Company’s Form 10. On June 30, 2014, the $75 million of borrowings under the revolving credit facility was repaid by the Company with the proceeds of a delayed draw term loan.
The debt agreements contain various customary covenants. At September 27, 2014, the Company was in compliance with all covenants. As per disclosure required within our debt agreements, non-guarantors had no assets, revenues, covenant EBITDA or liabilities.
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
A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 27,	December 31,
	2014	2013
Cash and cash equivalents (a)	$28	$—
Availability under the Revolving Credit Facility (b)	223	—
Total debt (c)	947	—
(a) Cash and cash equivalents consisted of cash, money market deposits, and time deposits with original maturities of 90 days or less.
(b) Availability under the revolving credit facility is reduced by stand-by letters of credit of approximately $27 million.
(c) See Note 15 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

	September 27, 2014	September 30, 2013
Cash provided by (used for):
Operating activities	$128	$189
Investing activities	(76)	(220)
Financing activities	(24)	31
Cash provided by operating activities decreased $61 million due to lower operating results and higher non-cash charges for disposed operations in 2014.
Cash used for investing activities decreased $144 million primarily due to the completion of the CSE project in 2013, partially offset by a $13 million purchase of timber deeds in second quarter 2014.
Cash provided by financing activities decreased $55 million due debt issuance costs and net payments to the Company’s former parent, Rayonier. These were offset by $948 million of net issuances of debt. See Note 1 — Separation and Basis of Presentation for information on the net distribution to Rayonier and Note 15 — Debt for additional information on the debt.
Expected 2014 Expenditures
Capital expenditures in 2014 are expected to range between $75 million and $85 million. Income tax payments are expected to range between $35 million and $40 million. Environmental payments related to disposed operations are expected to be approximately $4 million in the second half of the year. The Company has no mandatory pension contributions in 2014 and does not expect to make any discretionary contributions during the balance of the year.

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
EBITDA is defined by the SEC. Pro Forma EBITDA is defined as EBITDA before one-time separation and legal costs and environmental reserve adjustments. Segment EBITDA is defined as EBITDA before one-time separation and legal costs, environmental reserve adjustments and corporate costs.
Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 30, 2013	September 27, 2014	September 30, 2013
Net Income to EBITDA Reconciliation
Net Income	$19	$40	$55	$169
Interest, net	9	—	12	—
Income tax expense	13	20	24	50
Depreciation and amortization	24	22	62	51
EBITDA	65	82	153	270
One-time separation and legal costs	3	—	42	3
Environmental reserve adjustment	2	—	2	—
Pro Forma EBITDA	70	82	197	273
Allocated corporate costs	6	3	14	12
Segment EBITDA	$76	$85	$211	$285

EBITDA, Pro Forma EBITDA and Segment EBITDA for the three and nine months ended 2014 decreased from the prior year periods due to lower operating results and increased separation costs related to the spin-off from Rayonier.
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
Below is a reconciliation of Cash Flow from Operations to Adjusted Free Cash Flow for the respective periods (in millions of dollars):

	Nine Months Ended
	September 27, 2014	September 30, 2013
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation
Cash flow from operations	$128	$189
Capital expenditures (a)	(60)	(82)
Tax benefit due to exchange of AFMC for CBPC	—	(19)
Adjusted Free Cash Flow	$68	$88

Cash used for investing activities	$(76)	$(220)
Cash (used for) provided by financing activities	$(24)	$31

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic capital totaled $13 million for the purchase of timber deeds and $2 million for the purchase of land from Rayonier for the nine months ended September 27, 2014. Strategic capital totaled $137 million for the CSE for the nine months ended September 30, 2013.

Adjusted Free Cash Flow decreased over the prior year due to lower sales while costs increased due to higher wood, energy, interest and corporate expenses. Adjusted Free Cash Flow generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 12 — Guarantees for details on the letters of credit and surety bonds as of September 27, 2014.
The following table includes material additions to our contractual financial obligations table as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Financial Obligations of our Form 10:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2014	2015-2016	2017-2018	Thereafter
Long-term debt	$940	$—	$11	$21	$908
Current maturities of long-term debt	8	2	6	—	—
Interest payments on long-term debt (a)	339	22	75	75	167
Postretirement obligations (b)	—	—	—	—	—
Operating leases — PP&E, offices (c)	3	—	1	1	1
Purchase obligations - environmental services (d)	5	1	1	—	3
Total contractual cash obligations	$1,295	$25	$94	$97	$1,079

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 27, 2014.

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

Outlook
Full year cellulose specialties volumes are expected to be comparable to 2013 with pro forma EBITDA of approximately $265 million. In the fourth quarter of 2014, cellulose specialties sales prices and volumes are expected to increase and production costs are anticipated to decline.
Markets for the Company’s cellulose specialties are currently over supplied and demand in certain end-use markets has slowed. The over supply is a result of production capacity expansions and competitors who produce both cellulose specialties and commodity viscose shifting production into more cellulose specialties.
Our full year 2014 performance is and will be subject to a number of risk variables and uncertainties, including those discussed under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements of this Form 10-Q and our Form 10.
Employee Relations
On April 30, 2014 collective bargaining agreements covering approximately 225 hourly employees at our Fernandina plant expired. On September 25, 2014, an initial vote on a proposed new contract was taken and the proposal was rejected by the unions. All parties have agreed to continue to work under the existing contracts while negotiations continue. While there can be no assurance, we expect to reach agreements with our unions; however, a work stoppage could have a material adverse effect on our business, results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At September 27, 2014, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialty products’ prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialty products are under long-term volume contracts that extend through 2015 to 2017. The pricing provisions of these contracts are set in the fourth quarter in the year prior to the shipment.
As of September 27, 2014 we had $390 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $4 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 27, 2014 was $521 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 27, 2014 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $40 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At September 27, 2014, we had no fuel oil or natural gas contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 27, 2014.
In the quarter ended September 27, 2014, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The plant’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (referred to as the “EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and the Company. The Company disagrees with the Altamaha Riverkeeper and strongly believes it is in compliance with applicable law relating to the Jesup plant’s discharge, including compliance with the terms of its permit and consent order with EPD. The Company is defending this lawsuit vigorously.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the preliminary information statement filed as Exhibit 99.1 to Amendment No. 4 to the Form 10. Please refer to the “Risk Factors” section in the information statement for a discussion of risks to which the Company’s business, financial condition, results of operations and cash flows are subject.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 27, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 to July 31	610	41.76	—	—
August 1 to August 31	—	—	—	—
September 1 to September 27	—	—	—	—
Total	610		—
(a) Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.    Exhibits

10.1
Amendment to Cellulose Specialties Agreement, dated effective as of December 31, 2014, between Nantong Cellulose Fibers Co., Ltd. and Rayonier Performance Fibers, LLC. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rayonier Advanced Materials Inc. with the SEC on October 20, 2014)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 27, 2014 and September 30, 2013; (ii) the Condensed Consolidated Balance Sheets as of September 27, 2014 and December 31, 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2014 and September 30, 2013; and (iv) the Notes to Condensed Consolidated Financial Statements*

*     Filed herewith
**     Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER ADVANCED MATERIALS INC.
(Registrant)

By:	/s/ BENSON K. WOO
Benson K. Woo Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: November 4, 2014