Form 10-K
period 2014-12-31
RAYONIER ADVANCED MATERIALS INC.
filed 2015-02-27
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-36285
RAYONIER ADVANCED MATERIALS INC.
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 46-4559529
1301 RIVERPLACE BOULEVARD, SUITE 2300
JACKSONVILLE, FL 32207
(Principal Executive Office)
Telephone Number: (904) 357-4600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒        NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐       NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒       NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒       NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐        NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates at the close of business on June 27, 2014 was $1,549,437,776 based on the closing sale price as reported on the New York Stock Exchange.

The registrant had 42,833,741 shares of Common Stock, $.01 par value per share, outstanding as of February 20, 2015,

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2015 annual meeting of the stockholders of the registrant scheduled to be held May 15, 2015, are incorporated by reference in Part III hereof.

i

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firms	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2014	F- 4
Consolidated Balance Sheets as of December 31, 2014 and 2013	F- 5
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2014	F- 6
Notes to Consolidated Financial Statements	F- 7

INDEX TO FINANCIAL STATTEMENT SCHEDULES
Schedule II - Valuation and Qualifying Accounts	F- 35
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 36
Exhibit Index

ii

PART I
When we refer to “we,” “us,” “our,”“the Company,” or “Rayonier Advanced Materials” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 8 of this Report.
Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The risk factors contained in Item 1A — Risk Factors, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we have made or may make in our filings and other submissions to the U.S. Securities and Exchange Commission (the “SEC”), including those on Forms 10-Q, 10-K, 8-K and other reports.

Item 1.	BUSINESS
General
Rayonier Advanced Materials Inc., with approximately 675,000 metric tons of cellulose specialties capacity and nearly double the sales of the next largest competitor, is the global leader in the production of cellulose specialties. Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. We manufacture products tailored to the precise and demanding chemical and physical specifications required by our customers, achieving industry leading purity and product functionality. Our ability to consistently manufacture technically superior products is the result of our proprietary production processes, intellectual property, technical expertise and knowledge of cellulosic chemistry.
Additionally, we produce commodity products for viscose and absorbent materials applications. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Cellulose specialties typically contain over 95 percent cellulose, while commodity products typically contain less than 95 percent cellulose.
Prior to June 27, 2014, the Company consisted of Rayonier Inc.’s (“Rayonier”) wholly-owned performance fibers segment and an allocable portion of Rayonier’s corporate costs (together, “Rayonier’s performance fibers business” or the “performance fibers business”). On that date, holders of Rayonier common shares received one share of the Company’s common stock for every three Rayonier common shares held on the record date. This resulted in the separation of the Company from Rayonier (the “Separation”). The Separation was structured to be tax free to Rayonier shareholders for U.S. federal income tax purposes and the Company operates as an independent, publicly traded company.
Segments
The Company operates as a single segment business with two major product lines: cellulose specialties and commodity products. See Note 3 — Segment and Geographical Information for more information.

Industry
Cellulose Specialties
Cellulose specialties are an organic material primarily derived from either wood or cotton and are used as a raw material to manufacture a broad range of products. Cellulose specialties generally command a price premium, earn higher margins and benefit from greater demand stability through the economic cycle relative to commodity products.
Our cellulose specialties, derived from wood, require high levels of purity, consistency and process knowledge. Our products play a significant role in our customers’ (primarily specialty chemical companies) manufacturing processes, which require cellulose specialties of high purity and uniformity for efficient production. Therefore, our customers demand we consistently deliver products of the highest quality. As a result, our products are custom engineered and manufactured to customers’ exacting specifications and require a stringent qualification process as any inconsistencies in purity and/or uniformity can result in negative and costly consequences to our customers.
Our key competitive advantage is our unique ability to utilize our manufacturing facilities to engineer cellulose specialties fibers to customers’ exacting specifications. We are the only cellulose specialties producer with manufacturing facilities that provide flexibility to use both hardwood and softwood, kraft and sulfite cooking processes, as well as a variety of proprietary chemical treatments to provide customized product functionality. Additionally, we have a significant amount of process knowledge: the understanding of wood fiber properties and their modification under a sequence of chemical processes, accumulated and developed over 85 years of practical application to achieve unique properties for a variety of customer needs. Combining this process knowledge with our manufacturing flexibility and knowledge of customers’ applications and specifications, allows us to have the most extensive capability set to modify cellulose fibers in the industry.
Currently, we are using approximately 70 percent of our capacity for cellulose specialties production.
Commodity Products
Approximately 30 percent of our production capacity is used to produce commodity products, primarily commodity viscose and absorbent materials. We have the ability to shift our production between commodity viscose and absorbent materials, on an opportunistic basis, to take advantage of market conditions and generate the most attractive margins.
Commodity viscose is primarily sold to producers of viscose staple fibers. Shifts in fashion styles and textile fiber blending have increased demand for viscose staple fibers. Additionally, variability in cotton linter supply, competing uses of cotton seeds in agriculture and increasing environmental concerns about cotton production have resulted in viscose staple producers shifting volume to commodity viscose derived from wood.
Absorbent materials, or fluff fibers, are typically used in consumer products. These fibers provide a medium for fluid acquisition, distribution and retention in the products in which they are incorporated.
Competition
Cellulose Specialties
Potential entrants to the cellulose specialties business face considerable challenges. Significant intellectual property, capital investment, technical expertise and experience are needed to design and manufacture customized cellulose specialties fibers to exacting customer specifications. Extensive research and development capabilities are required to formulate the product to achieve the desired characteristics including parameters for purity, viscosity, brightness, reactivity and other physical properties. Product qualification time is often lengthy, extending six to twelve months. Resulting customer relationships are typically long-term, based on a deep understanding of our customers’ production processes and technical expertise which we utilize to solve customers’ production issues and support new product development. Further, establishing a production line and obtaining the necessary production technologies requires a substantial initial investment and significant annual capital and ongoing maintenance expenditures.
Product performance, technical service and price are principal methods of competition in cellulose specialties. Product performance is primarily determined by the purity and uniformity of the cellulose specialties. Our intellectual property, technical expertise and experience provide the basis by which we are able to uniformly produce high-value cellulose specialties. Additionally, we are able to produce the greatest breadth of high-value, uniform cellulose specialties through our diverse proprietary manufacturing processes.
We compete with both domestic and foreign producers in cellulose specialties. Principal competitors include Georgia Pacific’s Buckeye Technologies, Borregaard, Bracell and Tembec. We also compete against Neucel Specialty Cellulose, Sappi, Cosmo Specialty Fibers and Aditya Birla Group in limited applications. Some competitors use both wood, and to a smaller extent cotton linter fibers, as a source for cellulose fibers. Although cotton linter fibers can be a higher purity source of cellulose, the variability of their fiber structure and fluctuation in availability can negatively impact their ability to be a reliable substitute product.

Commodity Products
The principal method of competition in commodity products is price, as purity and uniformity are less critical differentiators. We compete with both domestic and foreign producers of commodity products.
For commodity viscose, there are many competitors that derive their commodity viscose from either wood or cotton. Although cellulose specialties can generally be sold to meet commodity viscose demand, the reverse is not typically true.
For absorbent materials, major competitors include Weyerhaeuser, GP Cellulose, Domtar and International Paper.
Raw Materials and Energy
Our manufacturing processes require significant amounts of wood to produce purified cellulose. We purchase approximately 1.6 million short green tons of hardwood and 2.5 million short green tons of softwood per year.
Our manufacturing processes also require significant amounts of chemicals, including caustic soda (sodium hydroxide), sulfuric acid, sodium chlorate and various specialty chemicals. These chemicals are purchased under negotiated supply agreements with third parties.
The majority of our energy is produced through the burning of lignin and other residual biomass in recovery and power boilers located at our plants. The plants still require fuel oil, natural gas and purchased electricity to supplement their energy requirements.
Raw materials and energy are subject to significant changes in prices and availability. Weather conditions and demand in the wood products and pulp and paper markets can affect the cost of wood. We continually pursue reductions in usage and costs of key raw materials, supplies and services and do not foresee any material constraints in the near term from pricing or availability.
Manufacturing Processes
Our production facilities, located in Jesup, Georgia, and Fernandina Beach, Florida, have a combined annual production capacity of approximately 675,000 metric tons of cellulose specialties.
The Jesup plant can produce approximately 520,000 metric tons of cellulose specialties using both hardwood and softwood in a pre-hydrolyzed kraft, or high pH, cooking process. The Fernandina Beach plant can produce approximately 155,000 metric tons of cellulose specialties using softwood in a sulfite, or low pH, cooking process. These different cooking processes are used with various types of wood cellulose and combined with proprietary bleaching sequences and a cold caustic extraction process to manufacture more than 25 different grades of cellulose specialties.
The general process of extracting and purifying cellulose from wood at our Jesup and Fernandina plants is as follows:
Wood Chips Logs are purchased, debarked and chipped into uniform dimensions to improve the chips’ reaction to chemicals during the cooking process. Various hardwood and softwood species, as well as different areas of the log, are used to produce the many grades of purified cellulose specialties. To manufacture approximately one metric ton of purified cellulose, we use approximately six short green tons of wood.
Cooking and Washing The chips are loaded into pressure vessels with various chemicals and heated to separate lignin, the natural component that binds the cellulose fibers together, and other impurities from the cellulose. After the cooking process is complete, the lignin and chemicals are separated from the cellulose in a washing process. The lignin is generally recovered and burned for energy, and the chemicals are recovered and reused in the production process.
Bleaching The cellulose separated in the washing process is bleached with various chemicals to impart the required brightness and increase the purity and uniformity of the cellulose. Some cellulose specialties require a processing through a cold caustic extraction, or CCE stage, in order to increase the purity and uniformity of the cellulose to our customer specifications. Our CCE process, which is a key element of our intellectual property, generates cellulose specialties purity levels in excess of 98 percent.
Machining, Drying and Packaging Following the bleaching stage, the purified cellulose is dried per customer specifications into large rolls. These large rolls are cut, according to customer requirements, into sheets or smaller rolls then packaged and shipped.
Intellectual Property
We own numerous patents, trademarks and trade secrets, and have developed significant know-how, relating to the production of purified cellulose, which we deem important to our operations. We intend to protect our intellectual property, including, when appropriate, filing patent applications for inventions that are deemed important to our operations. Our U.S. patents generally have a duration of 20 years from the date of filing. We also require key employees to enter into non-compete agreements as appropriate.
Seasonality
Our results are normally not affected by seasonal changes.

Customers
See Note 3 — Segment and Geographical Information for information on our major customers.
Research and Development
The quality and consistency of our cellulose specialties and research and development capabilities create a significant competitive advantage, resulting in a premium price for our products. Our research and development efforts are primarily directed at further developing existing core products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. We spent $3 million on research and development for each of the years ended December 31, 2014, 2013 and 2012.
Environmental Matters
Our manufacturing operations are subject to significant federal, state and local environmental regulations. For a more detailed discussion, see Item 1A — Risk Factors, Item 3 — Legal Proceedings, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, Note 13 — Liabilities for Disposed Operations and Note 16 — Contingencies.
Employee Relations
We currently employ approximately 1,300 people, nearly all of whom are in the United States. Approximately 800 of our hourly employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by labor unions. We believe relations with our employees are satisfactory.
On April 30, 2014 collective bargaining agreements covering approximately 225 hourly employees at our Fernandina plant expired. In January of 2015, a new five-year contract, retroactively dated to the original expiration date, was voted on and approved by the unions.
Availability of Reports and Other Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website www.rayonieram.com, shortly after we electronically file such material with, or furnish them to, the SEC. Our corporate governance guidelines and charters of all committees of our board of directors are also available on our website.

Item 1A.	RISK FACTORS
Our operations are subject to a number of risks, including those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Report and our other filings and submissions to the SEC. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.
Business and Operating Risks
The industry in which we operate is highly competitive.
We face competition from domestic and foreign producers of cellulose specialties and producers of products that can substitute for them in certain applications, such as cotton linters. We also compete with foreign and domestic producers of commodity viscose and absorbent materials, which we also manufacture. Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Further, the entry of new competitors and the expansion of existing competitors could create excess capacity, which might cause us to lose sales or result in price reductions. For example, over the past 24 months some manufacturers of commodity viscose have publicly announced plans to convert facilities to manufacture, or have claimed to already commenced production of, high-purity cellulose specialties that may compete with our products. In addition to our recently completed cellulose specialties expansion project, which added approximately 190,000 metric tons of cellulose specialties capacity, a few competitors have either announced or completed expansions of their capacity. For example, Buckeye Technologies, which is owned by Georgia Pacific, recently completed a project to increase its cellulose specialties capacity by 40,000 metric tons at its Perry, Florida operation.
As a result of the increased cellulose specialties capacity described above and reduced global demand, we expect 2015 cellulose specialties prices to decrease about 7 to 8 percent from 2014. Additional increases in cellulose specialties capacity and weakness in global demand, as well as macroeconomic factors, could continue to adversely affect product pricing, which could result in a potential decline in our revenues and margins, thereby adversely affecting our financial condition and results of operations.

Currency fluctuations can also negatively impact competitiveness. A weakening of foreign currencies against the U.S. dollar creates an advantage for our competitors with non-U.S. manufacturing facilities. Favorable exchange rates could enable such competitors to convert sales denominated in the U.S. dollar to local currencies and procure locally produced raw materials at lower costs.
We are dependent on a relatively few large cellulose specialties customers for a majority of our sales. The loss of all or a substantial portion of our sales to any of these large customers could have a material adverse effect on us.
We are subject to risks related to customer concentration because of the relative importance of our largest cellulose specialties customers, many of whom we have been doing business with for decades, and the ability of those customers to influence pricing and other contract terms. We depend on major acetate tow manufacturers for a substantial portion of our sales. Our ten largest customers, which accounted for approximately 75 percent of sales in 2014, are all either well known, global diversified specialty chemical companies or state-owned enterprises. Although we strive to broaden and diversify our customer base, a significant portion of our revenue is derived from a relatively small number of large-volume customers, and the loss of all or a substantial portion of sales to any of these customers, or significant, unfavorable changes to pricing or terms contained in contracts with them, could adversely affect our business, financial condition or results of operations. We are also subject to credit risk associated with this customer concentration. If one or more of our largest cellulose specialties customers were to become bankrupt, insolvent or otherwise were unable to pay for its products, we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition and results of operations. See Note 3 — Segment and Geographical Information for information on our major customers.
Our business is exposed to risks associated with the cyclicality of the business of certain of our customers, which may adversely affect our business and results of operations.
Some of the industries in which our end-use customers participate, such as the construction, automotive and textile industries, are cyclical in nature, thus posing a risk to us which is beyond our control. The industries in which these customers participate are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products. The consequences of this could include the reduction, delay or cancellation of customer orders, and bankruptcy of customers, suppliers or other creditors. Although the occurrence of these events has not had a material impact on our historical financial condition, the occurrence of these events may adversely affect our business, financial condition and results of operation in the future.
Future tobacco legislation, campaigns to discourage smoking, increases in tobacco taxes, increased costs of tobacco products and increased use of non-filtered substitutes could adversely affect our business, financial condition and results of operations.
The majority of our cellulose specialty fibers are used to manufacture acetate tow, which is used to make the filter component of a cigarette. Our sales for this end-use have historically accounted for an important portion of our total sales revenue. Significant increases in cigarette costs and potential actions taken by the United States and other countries to discourage smoking, such as tax increases on tobacco products and, future legislation, may have a material adverse effect on the demand for tobacco products. Additionally, increased use of e-cigarettes or smokeless tobacco products may affect demand for cigarettes. Reduced sales of tobacco products that use acetate-based filters could adversely affect our business, financial condition and results of operations. We estimate that over the past three years approximately 60 percent of our sales volumes were related to the production of acetate tow subsequently used to produce cigarette filters.
Changes in global economic conditions, market trends and world events could negatively affect customer demand.
The global reach of our business subjects us to unexpected, uncontrollable and rapidly changing events and circumstances, such as those that may result from the volatile state of the global economic and financial markets, in addition to those experienced in the United States. Countervailing duty and anti-dumping tariffs, or similar types of tariffs, may be imposed on us, which could result in reduced revenues and margins on some of our businesses. For example, after a lengthy investigation, in April of 2014, China’s Ministry of Commerce (“MOFCOM”) issued a final determination assessing a 17.2 percent duty on imports into China of our lower purity commodity viscose, which is primarily utilized to produce viscose staple fiber for use in the manufacture of fabrics. We expect MOFCOM’s final determination to remain in place for five years. Although we do not expect MOFCOM’s duty to materially affect our business results, it could have an adverse effect on our sales of commodity viscose into China. During the year ended December 31, 2014, we had $22 million of commodity viscose sales into China, versus $29 million in 2013.
We are subject to risks associated with doing business outside of the United States.
Although our production facilities are located in the United States, a significant portion of our sales are to customer locations outside of the United States, including China, Japan, the European Union and other international markets. The export of our products into international markets results in risks that are inherent in conducting business under international laws, regulations and customs. Sales to customers outside of the United States made up approximately 56 percent of our revenue in 2014. We expect international sales will continue to contribute to future growth. The risks associated with our business outside the United States include:

•	changes in and reinterpretations of the laws, regulations and enforcement priorities of the countries in which we sell our products;

•	responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•
trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements;

•	product damage or losses incurred during shipping;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military or political conflicts;

•	economic instability, inflation, recessions and interest rate and currency exchange rate fluctuations;

•	uncertainties regarding non-U.S. judicial systems, rules and procedures; and

•	minimal or limited protection of intellectual property in some countries.
These risks could adversely affect our business, financial condition and results of operations.
Our business is subject to extensive environmental laws and regulations that may restrict or adversely affect our ability to conduct our business.
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to operate our manufacturing facilities. These laws and regulations may relate to, among other things, air emissions, wastewater discharges, receiving water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. Over the past few years, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like ours, especially in the area of air emissions and wastewater and storm water control. For example, in 2013, the EPA issued final regulations that significantly tighten emissions limits of certain air pollutants from industrial boilers, which will result in our expenditure of significant capital for compliance. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation for further information. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
Our plants are subject to stringent environmental laws, regulations and permits that may limit operations and production. Many of our operations are subject to stringent environmental laws, regulations and permits that contain conditions governing how we operate our facilities including how much and, in some cases, what types of products we can produce. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we operate plants. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. For example, in March 2014, litigation was commenced in federal court by the Altamaha Riverkeeper alleging violations of federal and state environmental laws relating to permitted wastewater discharges from the Jesup plant. See Item 3 — Legal Proceedings for a description of the pending legal proceedings with the Altamaha Riverkeeper.
We currently own or may acquire properties that may require environmental remediation or otherwise be subject to environmental and other liabilities. We currently own or formerly operated manufacturing facilities that we do not currently own, and may acquire additional facilities in the future, which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other liabilities. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate reserves for the investigation and remediation of our liabilities, legal requirements relating to assessment and remediation of contaminated properties continue to become more stringent and there can be no assurance actual expenditures will not exceed current reserves and forecasts, or that other presently unknown liabilities will not be discovered in the future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Note 13 — Liabilities for Disposed Operations. We have incurred and expect to continue to incur significant capital, operating and other expenditures to comply with applicable environmental laws and regulations relating to our obligation to assess and remediate contaminated properties. We could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), remediation and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities arising out of, environmental laws and regulations.
The impacts of climate-related initiatives, at the international, federal and state levels, remain uncertain at this time.
There continue to be numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the United States, most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.”
In late 2009, the EPA issued an “endangerment finding” under the Clean Air Act with respect to certain greenhouse gases, and this finding could lead to the regulation of carbon dioxide as a criteria pollutant under the Clean Air Act and have significant ramifications for us and the industry in general. In this regard, the EPA has published proposed regulations, which are currently subject to numerous legal challenges, affecting the operation of existing and new industrial facilities that emit carbon dioxide. In addition, as a result of the EPA’s decision to regulate greenhouse gases under the Clean Air Act, the states will now have to consider them in permitting new or modified facilities, although a 2014 decision of the U.S. Supreme Court, Utility Air Regulatory Group v. U.S. Environmental Protection Agency, limited the ability of the government to regulate greenhouse gases in certain circumstances relating to Clean Air Act permitting.
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect us, but it is unclear at this time when this may occur, and whether such impact will be, in the aggregate, positive, negative, neutral or material. For example, while our plants produce greenhouse gases and utilize fossil fuels, they also generate a substantial amount of their energy from wood fiber (often referred to as “biomass”), which may be viewed more favorably than fossil fuels in future legislative and regulatory proposals, but that is uncertain at this time. However, to date, many environmental groups have generally opposed the use of biomass for energy production due to their concerns about deforestation. We continue to monitor political and regulatory developments in this area, but their overall impact on us, from a cost, benefit and financial performance standpoint, remains uncertain at this time.
Challenges in the commercial and credit environments may materially adversely affect our future access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for our products or in the solvency of our major customers or suppliers or if other significantly unfavorable changes in economic conditions occur. Volatility in the world financial markets could increase borrowing costs or affect our ability to gain access to the capital markets, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.
We sponsor defined benefit pension plans, which cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires certain capitalization levels be maintained in each of these benefit plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. In addition, it is possible that new or additional accounting rules and changes to actuarial requirements (for example, if life expectancy assumptions for participants are increased) may also result in the need for additional contributions to the plans. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.
We depend on third parties for transportation services and increases in costs and the availability of transportation could adversely affect our business.
Our business depends on transportation services provided by third parties, both domestically and internationally. We rely on these providers for transportation of the products we manufacture as well as delivery of raw materials to our manufacturing facilities. A significant portion of the products we manufacture and raw materials we use are transported in the United States by railroad or trucks, and internationally by ship.

If any of our transportation providers were to fail to deliver the goods we manufacture in a timely manner, or damaged them during transport, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to timely manufacture our products in response to customer demand. Finally, if any of the ports we commonly use for international shipping, or the port system generally, were to suffer work stoppages, slowdowns or strikes, we could be adversely impacted.
Any significant failure of third-party transportation providers to deliver raw materials or finished products could harm our reputation, negatively affect our customer relationships and adversely affect our business. In addition, increases in transportation rates or fuel costs could adversely affect our financial condition and results of operations.
Changes in raw material and manufacturing input prices could affect our results of operations and financial condition.
Because pricing for the majority of our cellulose specialty fibers customers is set annually, we typically have very limited ability to pass along fluctuations in costs to customers after annual pricing has been established. Raw material costs and energy, such as wood, chemicals, oil and natural gas are a significant operating expense. The cost of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key manufacturing input, has historically had significant price volatility. The price of oil has, until recent declines, also substantially increased in recent years and we have, at times, experienced limited availability of hardwood, primarily due to wet weather conditions which can limit harvesting. These and other similar circumstances could adversely affect our business, financial condition and results of operations.
Weather and other natural conditions may increase the prices of and reduce access to raw materials.
We use large quantities of wood as a raw material in our fiber manufacturing process. Weather conditions, timber growth cycles and restrictions on access to timberlands for harvesting (for example, due to prolonged wet conditions) may limit the availability and increase the price of wood, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes.
Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases; however, our requirements for certain raw materials, such as wood, may increase as a result of the recent Jesup plant expansion. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to it during times of tight supply caused by weather and other natural conditions. An insufficient supply of wood could materially adversely affect our business, financial condition, results of operations and cash flow.
A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or adversely affect our business, financial condition and results of operation.
Any of our manufacturing facilities, or a part of any particular facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	a chemical spill or release;

•	explosion of a boiler or other pressure vessel;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism; and

•	other operational problems.
Furthermore, depending on the nature, extent and length of any operational interruption due to any such event, the results could adversely affect our business, financial condition and results of operations.
Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.
As of December 31, 2014, approximately 62 percent of our work force is unionized. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations.
We are dependent upon attracting and retaining key personnel, the loss of whom could adversely affect our business.
We believe our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Our failure to recruit and retain these key personnel could adversely affect our business, financial condition or results of operations.
Failure to protect our intellectual property could negatively affect our future performance and growth.
We rely on process knowledge, confidentiality agreements and internal security measures to protect our trade secrets and other intellectual property. Failure to protect this intellectual property could negatively affect our future performance and growth.
Our business exposes us to potential product liability claims, which could adversely affect our financial condition and performance.
The development, manufacture and sale of cellulose specialties by us, including products manufactured for use by the food, cigarette, automotive, and pharmaceutical industries, involves a risk of exposure to product liability claims, and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect confidence in our products, and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third-party claims should our failure to perform result in downstream supply disruptions or product recalls.
We have debt obligations that could adversely affect our business and our ability to meet our obligations.
As of December 31, 2014, our total combined indebtedness was $945 million.
This significant amount of debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.
To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
Our operations require substantial capital.
We require substantial capital for ongoing maintenance, repair and replacement of existing facilities and equipment. Although we maintain our production equipment with regular scheduled maintenance, key pieces of equipment may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could adversely affect our financial condition and results of operations.
We believe our capital resources are currently adequate to meet our current projected operating needs, capital expenditures and other cash requirements. However, if for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on reasonable economic terms, we could experience an adverse effect on our business, financial condition and results of operations.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions, and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
We may need to seek additional financing for general corporate purposes. For example, we may need to increase our investment in research and development activities or require funding to make acquisitions. We may be unable to obtain desired additional financing on terms favorable to us, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including but not limited to extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, it may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants in addition to those that are expected to be in place pursuant to our existing indebtedness.
The inability to make or effectively integrate future acquisitions may affect our results.
As part of our growth strategy, we may pursue additional acquisitions of complementary businesses and product lines, and invest in joint ventures. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our business, financial condition and results of operations could be adversely affected.
Risks Related to the Company’s Common Stock
Your percentage of ownership in the Company may be diluted in the future.
In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards that we will grant to our directors, officers and employees. Our employees have options to purchase shares of our common stock and we anticipate our compensation committee will grant additional stock options or other stock-based awards to our employees. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional options or other stock-based awards to our employees under our employee benefits plans.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board to issue preferred stock without stockholder approval;

•
the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•	a provision that stockholders may only remove directors with cause;

•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors; and

•
the requirement that the affirmative vote of stockholders holding at least 80 percent of our voting stock is required to amend certain provisions in our amended and restated certificate of incorporation and our amended and restated

bylaws relating to the number, term and election of our directors, the filling of board vacancies, the calling of special meetings of stockholders and director and officer indemnification provisions.
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of the Company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Internal Revenue Code. Under the tax matters agreement, we would be required to indemnify Rayonier for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the Company and our directors and officers.
Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director of officer of the Company to the Company or its stockholders, creditors or other constituents, any action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. However, if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, the action may be brought in another court sitting in the State of Delaware. Although our amended and restated certificate of incorporation will include this exclusive forum provision, it is possible that a court could rule this provision is inapplicable or unenforceable. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or its directors or officers, which may discourage such lawsuits against the Company and its directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Risks Related to the Separation
The Company’s historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
The historical information about the Company in this Annual Report on Form 10-K refers to the Company’s business as operated by and integrated with Rayonier. The Company’s historical financial information is derived from the consolidated financial statements and accounting records of Rayonier. Accordingly, the financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows the Company would have achieved as a separate, publicly traded company during the periods presented or those the Company will achieve in the future primarily as a result of the factors described below:

•
Prior to the Separation, the Company’s business was operated by Rayonier as a segment of its broader corporate organization, rather than as an independent company. Rayonier or one of its affiliates performed various corporate functions for the Company, such as accounting, information technology and finance. The Company’s historical financial results reflect allocations of corporate expenses from Rayonier for such functions and are likely to be less than the expenses the Company would have incurred had it operated as a separate publicly traded company. The Company will need to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which the Company no longer has access as a result of its separation from Rayonier. These initiatives to develop the Company’s independent ability to operate without access to Rayonier’s existing operational and administrative infrastructure will be costly to implement. The

Company may not be able to operate its business efficiently or at comparable costs, and its profitability may decline;

•
Prior to the Separation, the Company was able to use Rayonier’s size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although the Company has entered into a transition service agreement with Rayonier, this arrangement may not fully capture the benefits the Company previously enjoyed as a result of being integrated with Rayonier and may result in the Company paying higher charges than in the past for these services. As a separate, independent company, the Company may be unable to obtain goods and services at the prices and terms obtained prior to the Separation, which could decrease the Company’s overall profitability; and

•	The cost of capital for the Company’s business may be higher than Rayonier’s cost of capital prior to the Separation.
Potential indemnification liabilities to Rayonier pursuant to the separation agreement could materially adversely affect the Company.
The separation agreement with Rayonier provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between the Company and Rayonier with respect to and resulting from the separation. Among other things, the separation agreement provides for indemnification obligations designed to make the Company financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the Company's separation from Rayonier, as well as those obligations of Rayonier assumed by the Company pursuant to the separation agreement. If the Company is required to indemnify Rayonier under the circumstances set forth in the separation agreement, the Company may be subject to substantial liabilities.
The Company may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect the Company’s business.
The Company may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution is expected to provide the following benefits, among others: (i) a distinct investment identity allowing investors to evaluate the merits, performance, and future prospects of the Company separately from Rayonier; (ii) more efficient allocation of capital for the Company; and (iii) direct access by the Company to the capital markets.
The Company may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the Company may be more susceptible to market fluctuations and other adverse events than if it were still a part of Rayonier; (b) the Company’s business is less diversified than Rayonier’s business prior to the separation; and (c) the other actions required to separate Rayonier’s and the Company’s respective businesses could have diverted management's attention from planning to grow and operate the Company’s business or created disruptions of the Company’s operations that could, in each case, impact the Company’s performance in the future. If the Company fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, financial conditions and results of operations of the Company could be adversely affected.
There could be significant liability if the distribution of common stock that occurred as a result of the Separation is determined to be a taxable transaction.
Our former parent, Rayonier, received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Separation and the distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, and it is a condition to the distribution that this private letter ruling shall not be revoked or modified in any material respect. In addition, Rayonier received an opinion from outside tax counsel to the effect that, with respect to certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule, such requirements will be satisfied. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Rayonier and the Company regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, Rayonier and its shareholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities.
Notwithstanding a private letter ruling from the IRS and opinion of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the share ownership of Rayonier or the Company after the separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, Rayonier and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and the Company could incur significant liabilities. In connection with the Separation, Rayonier and the Company entered into a tax matters agreement, which describes the sharing of any such liabilities between Rayonier and the Company.

We may not be able to engage in certain corporate transactions after the Separation.
To preserve the tax-free treatment to Rayonier of the Separation and the distribution, under the tax matters agreement that the Company entered into with Rayonier, we will be restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we will be prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40 percent or more of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing its capital stock; and

•	ceasing to actively conduct its business.
These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify Rayonier against any such tax liabilities as a result of the acquisition of our stock or assets, even if it did not participate in or otherwise facilitate the acquisition.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The following table details the significant properties we owned or leased at December 31, 2014:

		Capacity	Owned/Leased
Cellulose Specialties Facilities	Jesup, Georgia	520,000 metric tons of cellulose specialties	Owned
	Fernandina Beach, Florida	155,000 metric tons of cellulose specialties	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Chipping Facilities	Offerman, Georgia	800,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Quitman, Georgia	200,000 short green tons of wood chips	Owned
	Jarratt, Virginia	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2014, our chemical cellulose fibers manufacturing facilities produced at or near capacity levels for most of the year.

Item 3.	LEGAL PROCEEDINGS
We are engaged in various legal actions and have been named as a defendant in various other lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. In our opinion, these and other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Altamaha Riverkeeper Litigation-Jesup Plant. In November 2013, we received a “sixty day letter” from lawyers representing a non-profit environmental organization, the Altamaha Riverkeeper. In the letter, the Altamaha Riverkeeper threatened to file a citizen suit against us as permitted under the federal Clean Water Act and the Georgia Water Quality Control Act due to what the letter alleges to be ongoing violations of such laws, if we do not correct such violations within 60 days of the date of the letter. The allegations relate to the color and odor of treated effluent discharged into the Altamaha River by our Jesup, Georgia plant.
On March 26, 2014, we were served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper alleges, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating to the permitted discharge from the Jesup plant. The complaint seeks, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. The total amount of monetary relief being sought by the plaintiff cannot be determined at this time.
The plant’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (referred to as the “EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and the Company. We disagree with the Altamaha Riverkeeper and strongly believe we are in compliance with applicable law relating to the Jesup plant’s discharge, including compliance with the terms of our permit and consent order with EPD. We are defending this lawsuit vigorously.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of our Common Stock; Dividends
The table below reflects, for the quarters indicated, the dividends declared per share of common stock and the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the only exchange on which our stock is listed, under the trading symbol RYAM.

	High	Low	Dividends
2014
Fourth Quarter	$33.65	$21.37	$0.07
Third Quarter	$44.18	$28.65	$0.07
Second Quarter (commencing June 27, 2014)	$37.77	$36.17	$—
On February 27, 2015, we announced a first quarter dividend of seven cents per share of common stock payable March 31, 2015, to stockholders of record on March 17, 2015. There were approximately 42,833,741 stockholders of record on February 20, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this report for information relating to our equity compensation plans.
Stock Performance Graph
The following graph compares the performance of Rayonier Advanced Material’s common stock (assuming reinvestment of dividends) with a broad-based market index Standard & Poor’s (“S&P”) Small Cap 600 and an industry-specific index, the S&P 500 Materials Index. The initial date on the graph, June 27,2014, reflects the date of Separation from Rayonier.
The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The data in the following table was used to create the above graph as of December 31:

	6/27/2014	9/27/2014	12/31/2014
Rayonier Advanced Materials	$100	$83	$61
S&P Small Cap 600	$100	$95	$103
S&P 500 Materials Index	$100	$102	$99

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements. Prior to 2014, the following selected financial data consists of Rayonier’s performance fibers business for the years presented. For 2014, the balance sheet represents the financial position of the Company as of December 31, 2014 and the income statement and statement of cash flow are presented as if the performance fibers business had been combined with the Company for the year ended December 31, 2014.

(millions of dollars except per share amounts)	2014	2013	2012	2011	2010

Statement of Income Data:
Net Sales	$958	$1,047	$1,095	$1,021	$884
Gross margin	224	333	380	323	232
Operating income	63	289	342	283	201
Net income	32	220	242	214	159
Diluted earnings per share of common stock	0.75	5.21	5.74	5.07	3.77
Dividends declared per share of common stock	0.14	—	—	—	—
Balance Sheet Data:
Total assets	$1,304	$1,120	$921	$665	$568
Property, plant and equipment, net	843	846	681	433	358
Total debt	945	—	—	—	—
Stockholders’ (deficit) equity	(62)	968	725	474	397
Statement of Cash Flow Data:
Cash provided by operating activities	$188	$258	$305	$258	$408
Cash used for investing activities	(90)	(251)	(305)	(131)	(93)
Cash used for financing activities	(31)	(7)	—	(127)	(314)
Capital expenditures	(75)	(96)	(105)	(97)	(98)
Other Data:
EBITDA (a)	$149	$363	$402	$339	$258

(a)
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators for a reconciliation of EBITDA to net income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General
We are the leading global producer of cellulose specialties, a natural polymer, used as a raw material to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. In addition, we produce commodity products, primarily commodity viscose and absorbent materials. Commodity viscose is a raw material for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.
Our production facilities in Jesup, Georgia and Fernandina Beach, Florida, have a combined annual cellulose specialties production capacity of approximately 675,000 metric tons of cellulose specialties. Due to market dynamics, we are currently utilizing 70 percent of that capacity to produce cellulose specialties. We are producing commodity products with the remaining capacity.
Our products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products. Approximately 56 percent of our sales are to export customers, primarily in Asia and Europe. Our top ten customers represent more than 75 percent of our sales.
Cost of sales includes the cost of wood, chemicals, energy, depreciation, manufacturing overhead and transportation used to manufacture and deliver our products. Significant components and percentages of per metric ton cost are as follows:

•
Wood costs represent approximately 26 percent of the per metric ton cost of sales. We purchase approximately 1.6 million short green tons of hardwood chips and 2.5 million short green tons of softwood chips per year. Weather conditions and demand in the wood products and pulp and paper markets can affect the cost of wood.

•
Chemical costs represent approximately 17 percent of the per metric ton cost of sales. Chemicals, including caustic soda (sodium hydroxide), sulfuric acid, sodium chlorate and various specialty chemicals are purchased under negotiated supply agreements with third parties.

•
Energy costs represent approximately 6 percent of the per metric ton costs of sales. The great majority of our energy is produced through the burning of lignin and other residual biomass in recovery and power boilers located at our plants. The plants also require fuel oil, natural gas and electricity to supplement their energy requirements.

Wood, chemicals and energy are subject to significant changes in price and availability. We continually pursue reductions in usage and costs of key raw materials, supplies and services and do not foresee any material constraints in the near term from pricing or availability. We currently have limited ability to pass cost increases on to our customers.
Disposed Operations
As a result of the Separation from Rayonier, we assumed certain environmental liabilities not historically included in our consolidated financial statements. These environmental liabilities are associated with disposed operations relating to former dissolving wood pulp mills and wood treating sites. The reserves are largely based on internal and third-party information relating to the nature and extent of the environmental conditions, interpretation of applicable laws and regulations, projected outcomes of negotiations to determine appropriate remedial actions and the associated estimated costs.
In the fourth quarter of 2014, our environmental reserves for the assessment, remediation and long-term monitoring and maintenance of the disposed operations were increased by $69 million, and the related property values were reduced by $7 million.  This reflects an increase to our estimates of required spending over the next 20 years for these sites.
Nearly 80 percent of the increase is related to four sites for which, in the fourth quarter, remediation plans were legally required to be prepared or whose previous plans changed meaningfully due to commercial and/or legal reasons. The remaining portion of the change to the reserve was spread over an additional 13 sites based upon our update of estimated costs for ongoing remediation, monitoring and maintenance over the next 20 years on an undiscounted basis.
The reserve for the Port Angeles, Washington former pulp mill site required the largest adjustment, accounting for $33 million, or 48 percent, of the increase to the reserves. In February of 2015, we are required to submit, to the Washington State Department of Ecology, a feasibility study for remediation of this site, which closed in 1996. In preparing for submission of this study, it was determined that the previous preferred industrial reuse strategy was no longer viable and therefore, the remediation plan had to be revised and expanded, meaningfully increasing the estimated costs for the project.
We believe our reserves represent the best estimate at this time of the costs required to clean up the identified sites. Although the adjustment to the reserves is significant, the associated spending will be spread over 20 years. These changes are not anticipated to have a material impact on our cash flows in 2015. See Note 13 — Liabilities for Disposed Operations for more information.
Outlook
We expect the 2015 cellulose specialties market to face a combination of industry oversupply and weaker end-market demand. Our cellulose specialties volumes in 2015 are forecasted to be comparable to the last couple years with prices 7 to 8 percent below 2014. Despite the difficult environment and aggressive pricing offered by competitors, we expect to maintain or increase our share of cellulose specialties volume at each of our top ten customers in 2015. This success is largely due to our differentiated, high-quality product and long-term customer relationships. We expect to generate EBITDA between $200 million and $220 million in 2015.
In 2015, we expect our effective tax rate to be between 33 and 34 percent and capital expenditures of $75 to $80 million.
For a reconciliation of EBITDA to net income, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities in our Consolidated Financial Statements. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information management believes are reasonable. Actual results may differ from these estimates.
Principals of Consolidation
Prior to the Separation, our results of operations, financial position and cash flows consisted of Rayonier’s performance fibers business. Our financial statements are presented as if the performance fibers business had been combined with the Company for all periods presented. All intercompany transactions are eliminated.
The statements of income for periods prior to the Separation include allocations of certain costs from Rayonier related to the operations of the performance fibers business. The statements of income also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had we operated on a stand-alone basis during the periods prior to the Separation, nor what the costs may be in the future.
Revenue Recognition
Rayonier Advanced Materials generally recognizes sales when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the price to the buyer is fixed and determinable and (iv) collectibility is reasonably assured. Generally, title passes upon delivery to the agreed upon location. Based on the time required to reach each location, customer orders are generally received in one period with the corresponding revenue recognized in a subsequent period. As such, there could be substantial variation in orders received and revenue recognized from period to period.
Depreciation of long-lived assets
Depreciation expense is computed using the units-of-production method for our plants and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. On average, the units-of-production and straight line methodologies accounted for approximately 93 percent and 7 percent of depreciation expense, respectively. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes. We depreciate our non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Management believes these depreciation methods are the most appropriate, versus other generally accepted accounting methods, as they most closely match revenues with expenses.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset.

Property, plant and equipment are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identified. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Environmental liabilities associated with disposed operations
At December 31, 2014, we had $157 million of accrued liabilities for environmental costs relating to disposed operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and work-plans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. A significant change in any of the estimates could have a material effect on the results of our operations. See Note 13 — Liabilities for Disposed Operations for additional information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
Certain employees participate in defined benefit pension and postretirement health and life insurance plans. All defined benefit pension plans are currently closed to new participants. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although authoritative guidance on how to select most of these assumptions exists, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of Rayonier’s spin-off from ITT Corporation) through 2014. At the end of 2014, we reviewed this assumption for reasonableness and determined the 2014 long-term rate of return assumption should be 8.50 percent.
In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high-quality (AA rated), long-term corporate bond rates into their calculations. The discount rate decreased from 4.60 percent at December 31, 2013 to 3.71 percent at December 31, 2014.
Our pension plans were underfunded by $118 million at December 31, 2014, a $115 million decrease in funded status from December 31, 2013 due primarily to the assumption of balances from Rayonier at the Separation, lower discount rate and the adoption of new assumptions concerning life expectancy. We had no mandatory pension contributions and did not make discretionary contributions to our qualified pension plans in 2014, 2013 or 2012. Future contribution requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and requirements under the Pension Protection Act.
In 2015, we expect pension expense to be greater than 2014 due to the adoption of new mortality assumptions. These new assumptions take into account increased life expectancies and therefore increase our liability. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. See Note 15 — Employee Benefit Plans for additional information.
The sensitivity of pension expense and projected benefit obligation related to our two qualified pension plans to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Pension Expense	Projected Benefit Obligation
50 bp decrease in discount rate	+ 1.2 million	+ 28.3 million
50 bp increase in discount rate	- 1.1 million	- 25.4 million
50 bp decrease in long-term return on assets	+ 0.7 million
50 bp increase in long-term return on assets	- 0.7 million

Realizability of both recorded and unrecorded tax assets and tax liabilities
We have recorded certain deferred tax assets we believe will be realized in future periods. These assets are reviewed periodically in order to assess their realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax assets. If the review indicates the realizability may be less than likely, a valuation allowance is recorded.
Our income tax returns are subject to examination by U.S. federal and state taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 12 — Income Taxes for additional information.
New Accounting Standards
See Note 1 — Separation and Basis of Presentation for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2014	2013	2012
Net Sales
Cellulose specialties	$844	$930	$935
Commodity products and other	114	117	160
Total Net Sales	958	1,047	1,095

Cost of Sales	734	714	715
Gross Margin	224	333	380
Selling and general expenses	40	36	36
Other operating expense	121	8	2
Operating Income	63	289	342
Interest, net	(22)	—	—
Income Before Income Taxes	41	289	342
Income Tax Expense	(9)	(69)	(100)
Net Income	$32	$220	$242

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,762	$1,913	$1,859
Commodity products	692	684	720
Sales Volumes (thousands of metric tons)
Cellulose specialties	479	486	503
Commodity products	148	157	214

Gross Margin %	23.4%	31.8%	34.7%
Operating Margin %	6.6%	27.6%	31.2%
Effective Tax Rate %	21.8%	23.9%	29.3%

Results of Operations, Year Ended December 31, 2014 versus December 31, 2013

	2013	Changes Attributable to:		2014
Sales (in millions)		Price	Volume/ Mix
Cellulose specialties	$930	$(72)	$(14)	$844
Commodity products and other	117	(1)	(2)	114
Total Net Sales	$1,047	$(73)	$(16)	$958
Total net sales were $89 million lower, or approximately nine percent, in 2014, primarily reflecting an eight percent cellulose specialties price decline from 2013 pricing. Cellulose specialties sales volumes decreased from the prior year period due to timing of customer receipts which impacted revenue recognition.

	2013	Changes Attributable to (a):			2014
Operating Income (in millions)		Price	Volume	Cost/Mix
Operating Income	$289	$(73)	$(6)	$(147)	$63
Operating Margin %	27.6%	(5.4)%	(0.3)%	(15.3)%	6.6%

(a)	Computed based on contribution margin.
For 2014, operating income and margin percentage declined $226 million and 21 percent, respectively, from the prior year. The price decrease was primarily due to lower cellulose specialties prices. Higher costs also impacted current year operating results, including a $96 million increase in environmental reserves and impairment charges related to our disposed operations and $20 million more in one-time separation and legal costs. Higher wood and energy costs as well as additional depreciation related to the start-up of the CSE project also negatively impacted 2014 costs.
We incurred $22 million of interest expense in 2014 related to the debt issued in the second quarter of 2014. See Note 6 — Debt for additional information. No interest expense was allocated to us in 2013 by Rayonier.
Our effective tax rate for 2014 was 21.8 percent, compared with 23.9 percent for 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit (“CBPC”) and the benefit of domestic manufacturing production deductions. See Note 12 —  Income Taxes for additional information.
Results of Operations, Year Ended December 31, 2013 versus December 31, 2012

	2012	Changes Attributable to:		2013
Sales (in millions)		Price	Volume/ Mix
Cellulose specialties	$935	$26	$(31)	$930
Commodity products and other	160	(8)	(35)	117
Total Net Sales	$1,095	$18	$(66)	$1,047
Total sales decreased $48 million, or four percent, primarily due to lower production as a result of the extended shutdown associated with the CSE project. This was partially offset by cellulose specialties sales prices which rose three percent as a result of annual price negotiations. Commodity products prices declined five percent reflecting weakness in the market.

	2012	Changes Attributable to (a):			2013
Operating Income (in millions)		Price	Volume	Cost/Mix
Operating Income	$342	$18	$(48)	$(23)	$289
Operating Margin %	31.2%	1.1%	(2.5)%	(2.2)%	27.6%

(a)	Computed based on contribution margin.
Operating income and margin percentage declined $53 million and four percent, respectively, from the prior year. The increase in cellulose specialties pricing was offset by lower volumes and higher wood cost due to wet weather.
Our effective tax rate for 2013 was 23.9 percent, compared to 29.3 percent for 2012. The effective tax rate declined as the tax benefit from the Alternative Fuel Mixture Credit (“AFMC”)for CBPC exchange was higher in 2013 than 2012 and the law provided a research credit for 2012 (retroactive) and 2013 which reduced our 2013 tax provision. See Note 12 — Income Taxes for additional information.

Liquidity and Capital Resources
Our operations have historically produced stable cash flows, which is our primary source of liquidity and capital resources. On June 26, 2014, we arranged a revolving credit facility with a borrowing capacity of $250 million. The credit facility contains customary covenants and events of default. Indebtedness under the revolving credit facility bears interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin. Entering into the revolving credit facility also resulted in customary fees, including administrative agent fees, upfront fees and other costs. The revolving credit facility expires June 2019.
We incurred approximately $950 million of new debt to effect the Separation. The debt consisted of $325 million of term loans, borrowings of $75 million under our revolving credit facility and $550 million of senior notes. Approximately, $906 million of borrowings from the debt issuance was distributed to Rayonier.
The debt agreements contain various customary covenants. At December 31, 2014, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant EBITDA or liabilities.
We believe our cash flow and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, dividend payments, defined benefit plan contributions and repayment of debt maturities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	As of December 31,
	2014	2013	2012
Cash and cash equivalents (a)	$66	$—	$—
Availability under the Revolving Credit Facility (b)	222	—	—
Total debt (c)	945	—	—
Stockholders’ (deficit) equity	(62)	968	725
Total capitalization (total debt plus equity)	883	968	725
Debt to capital ratio	107%	—%	—%

(a)	Cash and cash equivalents consisted of cash, money market deposits, and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by stand-by letters of credit of approximately $28 million.

(c)	See Note 6 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31:

	2014	2013	2012
Cash provided by (used for):
Operating activities	$188	$258	$305
Investing activities	(90)	(251)	(305)
Financing activities	(31)	(7)	—
Cash provided by operating activities
Cash provided by operating activities in 2014 decreased $70 million primarily due to lower sales prices and higher costs. Cash provided by operating activities in 2013 decreased $47 million due primarily to the lower volumes as a result of the completion of the CSE project.
Cash used for investing activities
Cash used for investing activities in 2014 decreased $161 million primarily due to the completion of the CSE project in 2013 and lower capital expenditures. Cash used for investing activities in 2013 decreased $54 million primarily due to lower spending on the CSE project, which was completed in June 2013.

Cash used for financing activities
Cash used for financing activities in 2014 increased $24 million due to debt issued in connection with the Separation, net of debt repayments and net transfers to Rayonier. Cash used for financing activities in 2013 increased $7 million due to net payments to Rayonier. See Note 1 — Separation and Basis of Presentation, Note 6 — Debt and Note 9 — Stockholders' (Deficit) Equity for additional information.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, Pro Forma EBITDA, Segment EBITDA and Adjusted Free Cash Flow. These measures are not defined by GAAP and the discussion of EBITDA and Adjusted Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA, Pro Forma EBITDA and Segment EBITDA as performance measures and Adjusted Free Cash Flow as a liquidity measure.
EBITDA is defined by the SEC. Pro Forma EBITDA is defined as EBITDA before one-time separation and legal costs, environmental reserve and impairment adjustments, and insurance settlement. Segment EBITDA is defined as EBITDA before corporate overhead costs, one-time separation and legal costs, environmental reserve and impairment adjustments, and insurance settlement. EBITDA, pro forma EBITDA and Segment EBITDA are not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Net Income to EBITDA for the five years ended December 31 (in millions of dollars):

	2014	2013	2012	2011	2010
Net Income to EBITDA Reconciliation
Net Income	$32	$220	$242	$214	$159
Interest, net	22	—	(1)	—	—
Income tax expense	9	69	100	69	41
Depreciation and amortization	86	74	61	56	58
EBITDA	149	363	402	339	258
One-time separation, legal costs and financial assurance	44	6	—	—	—
Environmental reserve and impairment adjustments	77	—	—	—	—
Insurance settlement	(3)	—	—	—	—
Pro Forma EBITDA	267	369	402	339	258
Corporate costs	24	17	17	15	14
Segment EBITDA	$291	$386	$419	$354	$272
EBITDA for 2014 decreased from the prior year due to lower operating results, environmental reserve adjustments, impairment charges related to our disposed operations and higher costs related to the Separation from Rayonier. Pro Forma EBITDA and Segment EBITDA declined primarily due to lower operating results.
Adjusted Free Cash Flow is defined as cash provided by operating activities adjusted for capital expenditures excluding strategic capital and subsequent tax benefits to exchange the AFMC for the CBPC. Adjusted Free Cash Flow is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of our common stock, debt reduction and strategic acquisitions. Adjusted Free Cash Flow is not necessarily indicative of the Adjusted Free Cash Flow that may be generated in future periods.

Below is a reconciliation of Cash Flow from Operations to Adjusted Free Cash Flow for the five years ended December 31 (in millions of dollars):

	2014	2013	2012	2011	2010
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation
Cash flow from operations	$188	$258	$305	$258	$408
Capital expenditures (a)	(75)	(96)	(105)	(97)	(98)
AFMC	—	—	—	—	(205)
Tax benefit due to exchange of AFMC for CBPC	—	(19)	(12)	(21)	(24)
Adjusted Free Cash Flow	$113	$143	$188	$140	$81

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic capital totaled $13 million for the purchase of timber deeds and $2 million for the purchase of land for the year ended December 31, 2014. Strategic capital totaled $141 million, $201 million, and $43 million for the CSE for the years ended December 31, 2013, 2012 and 2011, respectively.

Adjusted Free Cash Flow decreased over the prior year due to lower sales and higher wood, energy, interest and corporate expenses.

Off Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain self-insurance programs we maintain and guarantees for the completion of our remediation of environmental liabilities. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 17 — Guarantees for further discussion.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 17 — Guarantees for details on the letters of credit and surety bonds as of December 31, 2014.
The following table aggregates our contractual financial obligations as of December 31, 2014 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2015	2016-2017	2018-2019	Thereafter
Long-term debt, including current maturities	$945	$8	$18	$95	$824
Interest payments on long-term debt (a)	329	38	75	74	142
Purchase obligations (b)	68	14	29	7	18
Purchase orders (c)	21	21	—	—	—
Postretirement obligations	15	2	3	3	7
Operating leases — PP&E, offices (d)	5	1	2	1	1
Total contractual cash obligations	$1,383	$84	$127	$180	$992

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2014.

(b)	Purchase obligations primarily consist of payments expected to be made on a natural gas transportation contract and purchases of wood chips.

(c)	Purchase orders represent noncancelable purchase agreements entered into in the normal course of business with various suppliers that specify a fixed or minimum quantity that we must purchase.

(d)	Operating leases primarily consist of the office lease for our corporate headquarters.

Environmental Regulation
We are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharges, waste handling and disposal, and assessment and remediation of environmental contamination, which impact both our current ongoing operations and 17 former operating facilities or third party-owned sites classified as disposed operations. These include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws and regulations. Management closely monitors our environmental responsibilities and believes we are in substantial compliance with current environmental requirements. In addition to ongoing compliance with laws and regulations, our facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on us which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. In addition, under many federal environmental laws, private citizens and organizations, such as environmental advocacy groups, have the right to legally challenge permitting and other decisions made by regulatory agencies.
Our operations are subject to constantly changing environmental requirements, and interpretations of existing requirements, which are often impacted by new policy initiatives, new and amended legislation and regulation, negotiations involving state and federal governmental agencies and various other stakeholders, as well as, at times, litigation. For additional information, see Item 1A — Risk Factors for a discussion of the potential impact of environmental risks on our business.
Ongoing Operations
During 2014, 2013 and 2012, we spent the following for capital projects related to environmental compliance for ongoing operations:

(in millions)	2014	2013	2012
Boiler MACT(a)	$17	$—	$—
Jesup plant consent order (b)	1	18	25
Cellulose specialties expansion project (c)	—	19	16
Other (d)	2	8	12
Total	$20	$45	$53

(a)
Represents spending required as a result of a regulation originally issued in 2012 (and later reissued after litigation), which imposes more stringent emissions limits on certain air pollutants from industrial boilers. We estimate the remaining cost of compliance with this new requirement to be approximately $30 to $35 million, with spending spread over the next two years.

(b)
Represents spending related to a 2008 Jesup plant consent order in which we agreed to implement certain capital improvements relating to the plant’s wastewater treatment. This consent order was amended in 2011 in connection with the CSE project.

(c)	Environmental compliance expenditures related to the CSE project, which was completed in June 2013.

(d)
Includes spending for improvements to our manufacturing process and pollution control systems to comply with the requirements of new or renewed air emission and waste water discharge permits, and other required improvements for our plants.

It is the opinion of management that substantial expenditures will be required over the next 10 years in the area of environmental compliance.
Disposed Operations
As a result of the Separation, we assumed certain environmental liabilities not included in our historical combined financial statements, as these operations were previously managed by Rayonier. These environmental liabilities relate to previously disposed operations, which include Rayonier’s Port Angeles, Washington dissolving pulp mill that was closed in 1997 and other sites in Washington; Rayonier’s wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites. At December 31, 2014, reserves for environmental liabilities relating to our disposed operations were approximately $157 million. For additional information and details relating to the disposed operations and estimated liabilities relating thereto, see Item 1A — Risk Factors and Note 13 — Liabilities for Disposed Operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At December 31, 2014, we had no derivatives outstanding.
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
As of December 31, 2014, we had $386 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $4 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2014 was $453 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2014 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $32 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. The forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At December 31, 2014, we had no fuel oil or natural gas contracts outstanding.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Financial Statements on page ii.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier Advanced Materials management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance their objectives are achieved.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2014.
Internal Control Over Financial Reporting
With regard to our internal control over financial reporting as defined in paragraph (f) of Rule 13a-15(f), see Management’s Report on Internal Control over Financial Reporting on page F-1, followed by the Reports of Independent Registered Public Accounting Firm on pages F-2 and F-3, included in Item 8 — Financial Statements and Supplementary Data of this annual report on Form 10-K.
In the quarter ended December 31, 2014, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonieram.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Report of the Audit Committee” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officer, is available on our website, www.rayonieram.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

Item 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation; Processes and Procedures” and “Compensation Discussion and Analysis — Report of the Compensation and Management Development Committee” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference from the sections entitled “Share Ownership of Certain Beneficial Owners,” “Share Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference from the section and subsections entitled “Election of Directors,” “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference from the subsection entitled “Report of the Audit Committee — Information Regarding Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)
See Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has otherwise been supplied in the financial statements or the notes thereto.

(3)
See Exhibit Index for a list of the exhibits filed or incorporated herein as part of this report. Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the SEC under File No. 1-6780.

(b)    Exhibits:
See Item 15 (a)(3).
(c) Financial Statement Schedules:
See Item 15 (a)(2).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Stockholders:

The management of Rayonier Advanced Materials Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of the inherent limitations of internal control over financial reporting, misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Rayonier Advanced Materials Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The report on the Company’s internal control over financial reporting as of December 31, 2014, is on page F-3.

RAYONIER ADVANCED MATERIALS INC.

By:	/s/ PAUL G. BOYNTON
Paul G. Boynton Chairman, President and Chief Executive Officer
February 27, 2015

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Rayonier Advanced Materials Inc.

We have audited the accompanying consolidated balance sheets of Rayonier Advanced Materials Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Rayonier Advanced Materials Inc.

We have audited Rayonier Advanced Materials Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 27, 2015

RAYONIER ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in thousands, except per share amounts)

	2014	2013	2012
NET SALES	$957,689	$1,046,603	$1,095,376
COST OF SALES	733,942	714,038	715,707
GROSS MARGIN	223,747	332,565	379,669

Selling and general expenses	39,969	35,778	35,684
Other operating expense, net (Note 11)	120,823	8,164	2,003
OPERATING INCOME	62,955	288,623	341,982
Interest expense	(22,378)	—	—
Interest and miscellaneous (expense) income, net	(106)	292	507
INCOME BEFORE INCOME TAXES	40,471	288,915	342,489
Income tax expense (Note 12)	(8,816)	(69,148)	(100,393)
NET INCOME	$31,655	$219,767	$242,096

EARNINGS PER SHARE OF COMMON STOCK (Note 10)
Basic earnings per share	$0.75	$5.21	$5.74
Diluted earnings per share	$0.75	$5.21	$5.74

DIVIDENDS DECLARED PER SHARE	$0.14	$—	$—

COMPREHENSIVE INCOME:
NET INCOME	$31,655	$219,767	$242,096
OTHER COMPREHENSIVE (LOSS) INCOME
Net (loss) gain from pension and postretirement plans, net of income tax benefit (expense) of $15,944, ($14,353), and ($233)	(28,326)	24,971	406
Total other comprehensive (loss) income	(28,326)	24,971	406
COMPREHENSIVE INCOME	$3,329	$244,738	$242,502

See Notes to Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands)

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,977	$—
Accounts receivable, less allowance for doubtful accounts of $151 and $140	69,263	71,097
Inventory	140,209	128,706
Deferred tax assets (Note 12)	8,275	22,532
Prepaid and other current assets	36,267	23,720
Total current assets	319,991	246,055
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)	843,375	846,288
DEFERRED TAX ASSETS (Note 12)	78,547	—
OTHER ASSETS	61,967	27,923
TOTAL ASSETS	$1,303,880	$1,120,266
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$64,697	$54,198
Current maturities of long-term debt (Note 6)	8,400	—
Accrued taxes	4,643	1,867
Accrued payroll and benefits	23,124	10,814
Accrued interest	2,684	—
Accrued customer incentives	12,743	7,728
Other current liabilities	7,913	5,239
Current liabilities for disposed operations (Note 13)	7,241	—
Total current liabilities	131,445	79,846
LONG-TERM DEBT (Note 6)	936,416	—
NON-CURRENT LIABILITIES FOR DISPOSED OPERATIONS (Note 13)	149,488	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 15)	141,338	21,793
DEFERRED INCOME TAXES (Note 12)	—	49,224
OTHER NON-CURRENT LIABILITIES	7,605	1,102
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY (Note 9)
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of 2014 and 2013, respectively	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 42,616,319 and 0 issued and outstanding, as of 2014 and 2013, respectively	426	—
Additional paid-in capital	62,082	—
Accumulated (deficit) earnings	(21,476)	1,415,894
Transfers to Rayonier, net	—	(407,894)
Accumulated other comprehensive loss	(103,444)	(39,699)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(62,412)	968,301
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,303,880	$1,120,266

See Notes to Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$31,655	$219,767	$242,096
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,607	74,386	60,909
Stock-based incentive compensation expense	8,738	6,230	8,227
Amortization of capitalized debt costs	1,007	—	—
Deferred income taxes	(33,672)	(31,161)	(827)
Increase in liabilities for disposed operations	88,548	—	—
Disposed operations impairment charge	7,184	—	—
Amortization of losses and prior service costs from pension and postretirement plans	9,113	8,398	7,134
Loss from sale/disposal of property, plant and equipment	2,123	2,390	2,319
Other	(177)	(636)	(1,725)
Changes in operating assets and liabilities:
Receivables	1,710	6,380	5,979
Inventories	(11,503)	(11,715)	(12,118)
Accounts payable	(4,365)	(2,763)	(9,019)
Accrued liabilities	12,877	(1,077)	736
All other operating activities	(5,434)	(12,161)	1,502
Expenditures for disposed operations	(5,659)	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	187,752	258,038	305,213
INVESTING ACTIVITIES
Capital expenditures	(74,791)	(96,008)	(105,406)
Purchase of timber deeds	(12,692)	—	—
Purchase of land	(1,528)	—	—
Jesup plant cellulose specialties expansion	—	(141,143)	(201,359)
Other	(1,450)	(13,516)	1,513
CASH USED FOR INVESTING ACTIVITIES	(90,461)	(250,667)	(305,252)
FINANCING ACTIVITIES
Issuance of debt	1,025,000	—	—
Repayment of debt	(79,200)	—	—
Dividends paid	(5,926)	—	—
Proceeds from the issuance of common stock	649	—	—
Excess tax benefits on stock-based compensation	266	—	—
Debt issuance costs	(15,432)	—	—
Common stock repurchased	(92)	—	—
Net payments (to) from Rayonier	(956,579)	(7,371)	39
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(31,314)	(7,371)	39

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	65,977	—	—
Balance, beginning of year	—	—	—
Balance, end of period	$65,977	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$19,567	$—	$—
Income taxes	$34,588	$—	$—
Non-cash investing and financing activities:
Capital assets purchased on account	$16,637	$14,106	$23,090
See Notes to Consolidated Financial Statements.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.    SEPARATION AND BASIS OF PRESENTATION
The Separation
On May 27, 2014, the board of directors of Rayonier Inc. (“Rayonier”) approved the separation of its performance fibers segment from Rayonier (the “Separation”) to form an independent, publicly traded corporation named Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials” or the “Company”). Subsequently, the Company entered into a separation and distribution agreement with Rayonier, whereby Rayonier agreed to distribute 100 percent of the outstanding common stock of the Company to Rayonier shareholders in a tax-free distribution (the “Distribution”). As a condition to the Distribution, Rayonier received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the Distribution of the Company’s stock was not taxable to Rayonier or U.S. holders of Rayonier common shares, except in respect to cash received in lieu of fractional share interests. A registration statement on Form 10 (“Form 10”), as amended through the time of its effectiveness, was filed by the Company with the SEC and was declared effective on June 13, 2014.
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
For the year ended December 31, 2014, the Company recorded separation costs of $21.7 million within other operating expenses, consisting mostly of professional service fees within the finance, legal and information system functions.
Nature of Business Operations
Rayonier Advanced Materials is a leading manufacturer of high-value cellulose specialty products with production facilities in Jesup, Georgia and Fernandina Beach, Florida. These products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles and electronics. Approximately 56 percent of sales are to export customers, primarily in Asia and Europe.
The Company’s primary products consist of the following:
Cellulose specialties
Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing premium value, technologically-demanding forms of cellulose specialty products, such as cellulose acetate and high purity cellulose ethers, and is a leading supplier of these products.
Commodity products
The Company’s main commodity products are commodity viscose and absorbent materials. Commodity viscose is primarily sold to producers of viscose staple fibers, which are used in the manufacture of textiles for clothing and other fabrics and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Basis of Presentation
Prior to the Separation, the Company’s results of operations, financial position and cash flows consisted of the performance fibers segment of Rayonier and an allocable portion of its corporate costs (together, “Rayonier’s performance fibers business” or the “performance fibers business”). These financial statements have been presented as if the performance fibers business had been combined for all periods presented. All intercompany transactions are eliminated. Historically, financial statements have not been prepared for the performance fibers business; the accompanying financial statements for the Company have been derived from the historical accounting records of Rayonier.
The statements of income for periods prior to the Separation include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Separation, nor what the costs may be in the future.
The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the year ended December 31, 2014, consist of the consolidated results of Rayonier Advanced Materials for the six months ended December 31, 2014, and the combined results of the performance fibers business for the six months ended June 27, 2014. The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the years ended December 31, 2013 and 2012, consist entirely of the combined results of the performance fibers business. The Company’s Consolidated Balance Sheet at December 31, 2014, consists of the consolidated balances of Rayonier Advanced Materials, while at December 31, 2013 it consists of the combined balances of the performance fibers business.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include Rayonier Advanced Materials, as well as the Company’s wholly owned subsidiaries. All intercompany balances and transactions are eliminated.
Fiscal Year
Prior to the Separation, the Company’s quarter and fiscal year ends were the last day of the calendar quarter and calendar year, respectively. In connection with the Separation, the Company changed its interim reporting periods to the last Saturday of the fiscal quarter. The Company’s fiscal year end will remain the last day of the calendar year. As the effect on prior interim period results were not material, prior periods have not been revised.
Net Parent Company Investment
In the consolidated balance sheets, “Transfers to Parent, net” represents Rayonier’s historical investment in the Company prior to the Separation and the net effect of transactions with Rayonier.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating and therefore actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include time deposits and other investments that are highly liquid with original maturities of three months or less.
Inventory
Finished goods, work-in-process and raw materials inventories are valued at the lower of cost, as determined on the first-in, first-out basis, or market. Manufacturing and maintenance supplies are valued at average cost. Inventory costs include material, labor and manufacturing overhead. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. Production related plant and equipment are depreciated using the units-of-production method. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. The Company depreciates its non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Depreciation expense reflected in cost of sales in the Consolidated Statements of Income and Comprehensive Income was $84.6 million, $73.6 million, and $59.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets, which is based on a discounted cash flow model. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Capitalized Interest
Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. The interest costs are added to the cost of the underlying basis of the property, plant and equipment and amortized over the useful life of the assets. At December 31, 2014, 2013 and 2012, the property, plant and equipment balances include capitalized interest of $13.4 million, $14.3 million and $8.2 million respectively.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy that prioritizes the inputs used to measure fair value was established as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Revenue Recognition
The Company generally recognizes sales when persuasive evidence of an agreement exists, delivery of products has occurred, the sales price to the buyer is fixed and determinable and collectibility is reasonably assured. Generally, title passes upon delivery to the agreed upon location. Based on the time required to reach each location, customer orders are generally received in one period with the corresponding revenue recognized in a subsequent period. As such, there could be substantial variation in orders received and revenue recognized from period to period. Customer incentives are recorded as a reduction of gross sales within the same period that revenue from the sale is recognized. A majority of the Company’s cellulose specialty products are under long-term volume contracts that extend through 2015 to 2017. The pricing provisions of these contracts are set in the fourth quarter in the year prior to the shipment.
Shipping and Handling Costs
Shipping and handling costs, such as freight to the customers’ destinations, are included in cost of goods sold in the Consolidated Statements of Income.
Environmental Costs
The Company has established liabilities to assess, remediate, maintain and monitor sites related to disposed operations from which no current or future benefit is discernible. These obligations are established based on projected spending over the next 20 years and require significant estimates to determine the proper amount at any point in time. Generally, monitoring expense obligations are fixed once remediation projects are at or near completion. The projected period, from 2015 through 2034, reflects

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

the time during which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for disposed operations” in the Consolidated Balance Sheets.
Employee Benefit Plans
The determination of expense and funding requirements for the Company’s defined benefit pension plan, unfunded excess pension plan and postretirement health care and life insurance plans are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees.
Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling and general expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2014 and 2013, the pension plans were in a net liability position (underfunded). The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and other postretirement benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income in the year in which the changes occur. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Stockholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the average future service period of employees.
Income Taxes
For periods prior to the Separation, the Company was a subsidiary of Rayonier and, for purposes of U.S. federal and state income taxes, was not directly subject to income taxes but was included in the income tax return of Rayonier TRS Holdings Inc., a wholly-owned subsidiary of Rayonier. In the accompanying Consolidated Financial Statements for periods prior to the Separation, the Company’s provision for income taxes has been determined on a separate return basis which takes into account the impact of the Alternative Fuel Mixture Credit (“AFMC”) and subsequent exchanges for the Cellulosic Biofuel Producer Credit (“CBPC”).
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not such deferred tax assets will not be realized.
The Company’s income tax returns are subject to audit by U.S. federal and state taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for unrecognized tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Other current liabilities” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.
New or Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers for an amount that reflects consideration to which the company expects to be entitled to in exchange for those goods or services. This standard will be effective for the Company’s first quarter 2017 Form 10-Q filing with full or modified retrospective adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition or disclosure through February 27, 2015, the date these financial statements were available to be issued. No subsequent events warranting disclosure were identified.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

2.    RELATED PARTY TRANSACTIONS
As discussed in Note 1 — Separation and Basis of Presentation, for periods prior to the Separation, the Consolidated Statements of Income and Comprehensive Income include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, human resources and information technology. Net charges from Rayonier for these services, reflected in selling and general expenses in the Consolidated Statements of Income and Comprehensive Income were $8.0 million, $16.6 million and $17.4 million for the three years ended December 31, 2014, 2013 and 2012, respectively.
For periods prior to the Separation, the Consolidated Statements of Income and Comprehensive Income also include allocations of certain costs from Rayonier related to the operations of the Company including: medical costs for active salaried and retired employees, workers’ compensation, general liability and property insurance, salaried payroll costs, equity based compensation and a pro-rata share of direct corporate administration expense for accounting, human resource services and information system maintenance. Net charges from Rayonier for these costs, reflected in the Consolidated Statements of Income and Comprehensive Income were $27.3 million, $51.1 million and $47.0 million for the three years ended December 31, 2014, 2013 and 2012, respectively.

3.    SEGMENT AND GEOGRAPHICAL INFORMATION
The Company operates as a single segment business with two major product lines: cellulose specialties and commodity products. All sales originate from production facilities in the United States, including the Jesup, Georgia plant, the Fernandina Beach, Florida plant and the five chip facilities. Almost all of the Company’s assets are located in the United States. Assets related to its three foreign sales offices, located in London, Tokyo and Shanghai, are not significant.
Sales by the two major product lines was comprised of the following for the three years ended December 31:

	Sales by Product Line
	2014	2013	2012
Cellulose specialties	$843,473	$929,931	$934,622
Commodity products and other	114,216	116,672	160,754
Total Sales	$957,689	$1,046,603	$1,095,376

Geographical distribution of the Company’s sales was comprised of the following for the three years ended December 31:

	Sales by Destination (a)
	2014	%	2013	%	2012	%
United States	$422,648	44	$437,048	42	$406,948	37
China	255,954	27	281,407	27	235,987	22
Japan	138,961	14	150,306	14	169,695	15
Europe	93,957	10	79,138	7	181,505	17
Latin America	5,510	1	60,477	6	52,508	5
Other Asia	33,250	3	29,097	3	27,101	2
Canada	—	—	971	—	3,735	—
All other	7,409	1	8,159	1	17,897	2
Total Sales	$957,689	100	$1,046,603	100	$1,095,376	100

(a)	All sales to foreign countries are denominated in U.S. dollars.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company had sales to four significant customers which represented over 10 percent of total sales for the three years ended December 31:

	Percentage of Sales
	2014	2013	2012
Eastman Chemical Company	31%	21%	21%
Nantong Cellulose Fibers, Co., Ltd.	18%	19%	17%
Daicel Corporation	15%	13%	14%
Celanese Acetate, LLC	0%	14%	14%

4.    PROPERTY, PLANT AND EQUIPMENT
As of December 31, 2014 and 2013, the Company’s property, plant and equipment included the following:

	2014	2013
Land and land improvements	$15,411	$13,456
Buildings	180,304	173,554
Machinery and equipment	1,777,299	1,749,410
Construction in progress	37,630	19,533
Total property, plant and equipment, gross	2,010,644	1,955,953
Accumulated depreciation	(1,167,269)	(1,109,665)
Total property, plant and equipment, net	$843,375	$846,288

5.    INVENTORY
As of December 31, 2014 and 2013, the Company’s inventory included the following:

	2014	2013
Finished goods	$120,221	$105,398
Work-in-progress	2,418	3,555
Raw materials	14,670	17,420
Manufacturing and maintenance supplies	2,900	2,333
Total inventory	$140,209	$128,706

6.    DEBT
The Company’s debt consisted of the following:

December 31, 2014
Term A-1 Loan Facility borrowings maturing through 2019 at a variable interest rate of 1.67% (a)	$106,973
Term A-2 Loan Facility borrowings maturing through 2021 at a variable interest rate of 1.25% (b)	287,843
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000
Total debt	944,816
Less: Current maturities of long-term debt	(8,400)
Long-term debt	$936,416

(a)	The Term A-1 Loan includes an unamortized issue discount of approximately $0.3 million at December 31, 2014. Upon maturity, the liability will be $107.3 million.

(b)	The Term A-2 Loan includes an unamortized issue discount of approximately $0.7 million at December 31, 2014. Upon maturity, the liability will be $288.6 million.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

2015	$8,400
2016	8,400
2017	9,775
2018	11,150
2019	84,025
Thereafter	824,050
Total Principal Payments	$945,800
5.50% Senior Notes due 2024
On May 22, 2014, the Company issued $550 million in aggregate principal amount of 5.50 percent senior notes due 2024 (the “Senior Notes”). The Senior Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and non-U.S. persons pursuant to Regulation S under the Securities Act.
On or after June 1, 2019, the Company may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the indenture governing the Senior Notes plus accrued and unpaid interest to, but excluding, the redemption date. Prior to June 1, 2019, the Company may redeem some or all of the Senior Notes at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, to, but excluding, the redemption date, plus a “make-whole” premium. Prior to June 1, 2017, the Company may redeem up to 40 percent of the Senior Notes using proceeds from certain equity offerings in accordance with the terms of the indenture.
The indenture governing the Senior Notes contains various customary covenants that restrict the ability of the Company and its restricted subsidiaries to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2014, the Company was in compliance with all covenants.
Senior Secured Credit Facilities
On June 26, 2014, the Company entered into senior secured credit facilities comprised of a $110 million senior secured term loan facility (the “Term A-1 Loan Facility”), a $290 million senior secured term loan facility (the “Term A-2 Loan Facility” and together with the Term A-1 Facility, the “Term Loan Facilities”), and a $250 million senior secured revolving credit facility (which includes letter of credit and swingline loan subfacilities) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The Credit Facilities have a first priority security interest in substantially all present and future material assets, excluding the Fernandina Beach plant’s real property.
The loans under the Credit Facilities will bear interest at either (a) a base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin (the “Applicable Margin”), in the case of base rate loans, ranging between 0.25 percent and 1.00 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.25 percent and 2.00 percent. The Applicable Margin for borrowings under the Credit Facilities is based on a consolidated total net leverage-based pricing grid.
$110 million Senior Secured Term Loan
The Term A-1 Loan matures in June 2019. At December 31, 2014, the carrying value of the debt outstanding was $107.0 million. The interest rate was LIBOR plus 1.5 percent. During 2014, the Company made $2.8 million in principal debt repayments on the Term A-1 Loan Facility.
$290 million Senior Secured Term Loan
The Term A-2 Loan matures in June 2021. At December 31, 2014, the carrying value of the debt outstanding was $287.8 million. The effective interest rate was LIBOR plus 1.08 percent, after consideration of a 0.67 percent cash patronage benefit. During 2014, the Company made $1.5 million in principal debt repayments on the Term A-2 Loan Facility.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

$250 million Senior Secured Revolving Credit Facility
The Revolving Credit Facility matures in June 2019. As of December 31, 2014, the Company had no outstanding balance on the Revolving Credit Facility. At December 31, 2014, the Company had $222.1 million of available borrowings under the Revolving Credit Facility, net of $27.9 million to secure its outstanding letters of credit.
The Credit Facilities contain a number of covenants that restrict the ability of the Company and its restricted subsidiaries to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Under the Credit Facilities, the Company will be required to maintain a consolidated first lien secured net leverage ratio of no greater than 3.00 to 1.00 and an interest coverage ratio of no less than 3.00 to 1.00. Additionally, the Credit Facilities contain customary affirmative covenants for credit facilities of this kind and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2014, the Company was in compliance with all covenants.

7.    FAIR VALUE MEASUREMENTS
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at December 31, 2014 and 2013, using market information and what management believes to be appropriate valuation methodologies:

	December 31, 2014			December 31, 2013
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$65,977	$65,977	$—	$—	$—	$—
Current maturities of long-term debt	(8,400)	—	(8,400)	—	—	—
Fixed-rate long-term debt	(550,000)	—	(453,063)	—	—	—
Variable-rate long-term debt	(386,416)	—	(387,400)	—	—	—
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

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss was comprised of the following for the three years ended December 31:

	2014	2013	2012
Unrecognized components of employee benefit plans, net of tax
Balance, January 1	$(39,699)	$(64,670)	$(65,076)
Amounts reclassified from accumulated other comprehensive loss (a)	5,804	5,269	4,531
Other comprehensive loss before reclassifications	(34,130)	19,702	(4,125)
Net other comprehensive (loss) income	(28,326)	24,971	406
Net transfer from Rayonier (b)	(35,419)	—	—
Balance, December 31	$(103,444)	$(39,699)	$(64,670)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.

(b)
Prior to the Separation, certain of the Company’s employees participated in employee benefit plans sponsored by Rayonier. The Company did not record an asset, liability or accumulated other comprehensive loss to recognize the funded status of the Rayonier plans on the Consolidated Balance Sheet until the Separation. See Note 9 — Stockholders' (Deficit) Equity for additional information.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.    STOCKHOLDERS’ (DEFICIT) EQUITY
An analysis of stockholders’ (deficit) equity for each of the three years ended December 31 is shown below (share amounts not in thousands):

	Common Stock			Retained Earnings (Accumulated Deficit)	Transfers (to) from Rayonier, net	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Par Value	Additional Paid in Capital
Balance, December 31, 2011	—	$—	$—	$954,031	$(415,019)	$(65,076)	$473,936
Net income	—	—	—	242,096	—	—	242,096
Net gain from pension and postretirement plans	—	—	—	—	—	406	406
Net transfers from Rayonier	—	—	—	—	8,266	—	8,266
Balance, December 31, 2012	—	$—	$—	$1,196,127	$(406,753)	$(64,670)	$724,704
Net income	—	—	—	219,767	—	—	219,767
Net gain from pension and postretirement plans	—	—	—	—	—	24,971	24,971
Net transfers to Rayonier	—	—	—	—	(1,141)	—	(1,141)
Balance, December 31, 2013	—	$—	$—	$1,415,894	$(407,894)	$(39,699)	$968,301
Net income	—	—	—	31,655	—	—	31,655
Net loss from pension and postretirement plans	—	—	—	—	—	(28,326)	(28,326)
Net transfers to Rayonier	—	—	—	—	(1,001,509)	(35,419)	(1,036,928)
Reclassification to additional paid-in capital at distribution date	—	—	53,696	(1,463,099)	1,409,403	—	—
Issuance of common stock at the separation	42,176,565	422	(422)	—	—	—	—
Issuance of common stock under incentive stock plans	440,364	4	645	—	—	—	649
Stock-based compensation	—	—	4,695	—	—	—	4,695
Excess tax benefit on stock-based compensation	—	—	266	—	—	—	266
Repurchase of common stock	(610)	—	(92)	—	—	—	(92)
Adjustments to tax assets and liabilities associated with the Distribution	—	—	3,294	—	—	—	3,294
Dividends ($0.14 per share)	—	—	—	(5,926)	—	—	(5,926)
Balance, December 31, 2014	42,616,319	$426	$62,082	$(21,476)	$—	$(103,444)	$(62,412)

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net Parent Company Investment
The following provides a reconciliation of the amounts presented as “Net transfers to Rayonier” in the above table and the amounts presented as “Net payments (to) from Rayonier” on the Consolidated Statements of Cash Flows for the three years ended December 31:

	2014	2013	2012
Allocation of costs from Rayonier (a)	$(35,279)	$(67,781)	$(64,382)
Cash receipts received by Rayonier on Company’s behalf	472,780	1,073,275	1,122,697
Cash disbursements made by Rayonier on Company’s behalf	(484,318)	(1,006,635)	(1,050,049)
Net distribution to Rayonier on separation	(906,200)	—	—
Net liabilities from transfer of assets and liabilities with Rayonier (b)	(83,911)	—	—
Net transfers (to) from Rayonier	(1,036,928)	(1,141)	8,266
Non-cash adjustments:
Stock-based compensation	(3,562)	(6,230)	(8,227)
Net liabilities from transfer of assets and liabilities with Rayonier (b)	83,911	—	—
Net payments (to) from Rayonier per the Condensed Consolidated Statements of Cash Flows, prior to separation	$(956,579)	$(7,371)	$39

(a)
Included in the costs allocated to the Company from Rayonier are expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. See Note 2 — Related Party Transactions.

(b)
As a result of the Separation, certain assets and liabilities were transferred to the Company that were not included in the historical financial statements for periods prior to the Separation. These non-cash capital contributions included:

•	$73.9 million of disposed operations liabilities (See Note 13 - Liabilities for Disposed Operations for additional information)

•	$73.8 million of employee benefit plan liabilities (See Note 15 - Employee Benefit Plans for additional information)

•	$67.4 million of deferred tax assets (primarily associated with the liabilities above)

•	$3.6 million of other liabilities, net

10.    EARNINGS PER SHARE OF COMMON STOCK
On June 27, 2014, 42,176,565 shares of the Company’s common stock were distributed to Rayonier shareholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Separation presented in the calculation of weighted-average shares. Prior to the Separation, there were no dilutive shares since the Company had no outstanding equity awards.
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares and restricted shares.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted EPS for the three years ended December 31:

	2014	2013	2012
Net income	$31,655	$219,767	$242,096

Shares used for determining basic earnings per share of common stock	42,166,629	42,176,565	42,176,565
Dilutive effect of:
Stock options	47,073	—	—
Performance and restricted shares	25,980	—	—
Shares used for determining diluted earnings per share of common stock	42,239,682	42,176,565	42,176,565
Basic earnings per share (not in thousands)	$0.75	$5.21	$5.74
Diluted earnings per share (not in thousands)	$0.75	$5.21	$5.74

Anti-dilutive shares excluded from the computation of diluted earnings per share:

	2014	2013	2012
Stock options	229,001	—	—
Restricted stock	6,282	—	—
Total	235,283	—	—

11.    OTHER OPERATING EXPENSE, NET
Other operating expense, net was comprised of the following for the three years ended December 31:

	2014	2013	2012
Environmental reserve adjustment (a)	$70,129	$—	$—
One-time separation and legal costs	25,680	6,033	—
Financial assurance costs for disposed operations resulting from separation from Rayonier (b)	18,419	—	—
Impairment adjustment (c)	7,184	—	—
Loss on sale or disposal of property, plant and equipment	2,123	2,390	2,319
Insurance settlement	(2,881)	—	—
Miscellaneous expense (income)	169	(259)	(316)
Total	$120,823	$8,164	$2,003

(a)
The increase to liabilities is primarily due to a fourth quarter reserves adjustment of $68.5 million for the assessment, remediation and long-term monitoring and maintenance of the Company’s disposed operations. It reflects an increase to the Company’s estimates of required spending over the next 20 years for these sites. See Note 13 — Liabilities for Disposed Operations for additional information.

(b)
The Company is subject to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation and post closure care at certain disposed sites. To comply with these requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of the Separation and the Company’s obligations to procure financial assurance annually for the foreseeable future, the Company recorded a corresponding increase to liabilities for disposed operations. See Note 13 — Liabilities for Disposed Operations and Note 17 — Guarantees for additional information.

(c)
During the fourth quarter of 2014, the Company determined certain pieces of property associated with its disposed operations should be assessed for impairment based on recent changes to remediation plans at four of its disposed operations sites. As a result, the Company concluded the land values were impaired and reduced the carrying value of those properties by $7.2 million. The current fair market value of the impaired assets was estimated using third party fair market values/appraisals and land comparables. See Note 13 — Liabilities for Disposed Operations for additional information.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

12.    INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Rayonier. The agreement governs the parties’ respective rights, responsibilities and obligations with respect to taxes for any period (or portion thereof) ending on or before or straddling the Separation. Generally, Rayonier Advanced Materials is liable for all pre-separation U.S. federal income taxes, state taxes and non-income taxes attributable to Rayonier’s performance fibers business.
Provision for Income Taxes
The provision for income taxes for periods prior to the Separation has been computed as if the Company were a stand-alone company.
The provision for/(benefit from) income taxes consisted of the following:

	2014	2013	2012
Current
Federal	$42,183	$95,997	$96,820
State and other	305	4,312	4,400
	42,488	100,309	101,220
Deferred
Federal	(34,301)	(31,051)	(1,747)
State and other	(641)	(110)	664
	(34,942)	(31,161)	(1,083)
Changes in valuation allowance	1,270	—	256
Total	$8,816	$69,148	$100,393
A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Domestic manufacturing production deduction	(14.4)	(3.4)	(3.2)
CBPC reserve reversal	(11.8)	—	—
State credits	(2.9)	—	—
AFMC for CBPC exchange	—	(6.5)	(3.6)
Nondeductible executive compensation	2.4	—	—
Research credit adjustment	2.4	(1.0)	—
Adjustment to prior tax returns	2.7	—	—
Change in valuation allowance	3.1	—	—
Nondeductible transaction costs	4.0	—	—
Other	1.3	(0.2)	1.1
Income tax rate as reported	21.8%	23.9%	29.3%

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax liability for the two years ended December 31, were as follows:

	2014	2013
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$67,104	$5,364
Tax credit carryforwards	15,740	45,429
Environmental reserves	56,508	—
Capitalized costs	14,042	12,773
State net operating losses	4,892	—
Total gross deferred tax assets	158,286	63,566
Less: Valuation allowance	(20,517)	(24,588)
Total deferred tax assets after valuation allowance	137,769	38,978
Gross deferred tax liabilities:
Accelerated depreciation	(49,917)	(63,578)
Other	(1,030)	(2,092)
Total gross deferred tax liabilities	(50,947)	(65,670)
Net deferred tax asset (liability)	$86,822	$(26,692)
Current portion of deferred tax asset	$8,275	$22,532
Noncurrent portion of deferred tax asset	78,547	—
Noncurrent portion of deferred tax liability	—	(49,224)
Net deferred tax asset (liability)	$86,822	$(26,692)
Included above are the following tax credit carryforwards and net operating losses as of December 31, 2014:

Item	Gross Amount	Expiration
State tax credits	$24,215	2015 - 2023
State net operating losses	138,693	2015 - 2034
Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, the Company recognizes the impact of a tax position if a position is “more likely than not” to prevail. A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2014	2013	2012
Balance at January 1,	$4,767	$—	$—
Decreases related to prior year tax positions	(4,767)	—	—
Increases related to prior year tax positions	—	4,767	—
Balance at December 31,	$—	$4,767	$—
During 2014, the Company received a resolution from the Internal Revenue Service regarding the Rayonier TRS Holdings Inc. amended 2009 tax return. As a result, the Company reversed the $4.8 million uncertain tax liability recorded in 2013 related to an increased domestic production deduction on the Rayonier TRS Holdings Inc. amended 2009 tax return due to the inclusion of the CBPC income.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

As of December 31, 2014, there were no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. During the years ended December 31, 2014, 2013, and 2012, the Company did not record any interest or penalties.
Tax Statutes
The following table provides detail of tax years that remain open to examination by significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2008 - 2009, 2011 - 2014
State of Florida	2008 - 2009, 2011 - 2014
Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit
The financial statements for periods prior to the Separation include a provision for income taxes determined on a separate return basis which takes into account the impact of the AFMC and subsequent exchanges for the CBPC. Prior to the Separation, the Company was a subsidiary of Rayonier and, for purposes of U.S. federal and state income taxes, was not directly subject to income taxes but was included in the income tax return of Rayonier TRS Holdings Inc., a wholly-owned subsidiary of Rayonier.
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business through December 31, 2009. The AFMC was a $0.50 per gallon refundable tax credit (which is not taxable), while the CBPC was a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. The Company produces and uses an alternative fuel (“black liquor”) at its plants, which qualified for both credits. Rayonier TRS Holdings Inc. claimed the AFMC on its 2009 income tax return, and accordingly, the Company recognized $205.2 million of income, net of associated expenses, for black liquor produced and used in 2009.
In 2013 and 2012, management approved exchanges of black liquor gallons previously claimed under the AFMC for the CBPC. The net tax benefit from these exchanges was $18.8 million and $12.2 million, respectively. Rayonier TRS Holdings Inc. claimed these credits. The CBPC carryforward remained with Rayonier TRS Holdings Inc. following the Separation and is not available to offset future taxes of the Company.

13.    LIABILITIES FOR DISPOSED OPERATIONS
As a result of the Separation, the Company assumed certain environmental liabilities not included in the Company’s historical combined financial statements, as these operations were previously managed by Rayonier. These environmental liabilities relate to previously disposed operations, which include Rayonier’s Port Angeles, Washington dissolving pulp mill that was closed in 1997 and other sites in Washington; Rayonier’s wholly-owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.
The Company records accruals for environmental liabilities based on its current interpretation of environmental laws and regulations when it is probable a liability has been incurred and the amount of such liability is estimable. The Company calculates estimates based on a number of factors, including the application and interpretation of current environmental laws, regulations and other requirements; reports and advice of internal and third party environmental specialists; and management’s knowledge and experience with these and similar types of environmental matters. These estimates include potential costs for investigation, assessment, remediation, ongoing operation and maintenance (where applicable), and post-remediation monitoring of the sites, on an undiscounted basis, generally for a period of 20 years. These environmental liabilities do not include potential third party recoveries to which we may be entitled unless they are probable and estimable.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s environmental liabilities for disposed operations, including an analysis of changes to the liabilities since the Separation, is as follows:

December 31,
2014
Balance, beginning of period	$—
Net transfer of liabilities from Rayonier	73,840
Expenditures charged to liabilities	(5,659)
Increase to liabilities	88,548
Balance, end of period	156,729
Less: Current portion	(7,241)
Non-current portion	$149,488
The following table provides detail, by site, for specific sites where current estimates exceed 10 percent of the total liabilities for disposed operations at December 31, 2014. An analysis of the activity from the separation to December 31, 2014 is as follows:

	Liabilities Assumed at Separation	Expenditures	Increase to Liabilities	December 31, 2014 Liability
Augusta, Georgia	$10,838	$(691)	$12,060	$22,207
Spartanburg, South Carolina	10,902	(710)	8,792	18,984
East Point, Georgia	9,404	(612)	6,805	15,597
Baldwin, Florida	10,172	(640)	14,996	24,528
Other SWP sites	18,067	(1,578)	5,311	21,800
Total SWP	59,383	(4,231)	47,964	103,116
Port Angeles, Washington	8,100	(1,109)	32,922	39,913
All other sites	6,357	(319)	7,662	13,700
TOTAL	$73,840	$(5,659)	$88,548	$156,729
Of the total $88.5 million increase to the reserves, $68.5 million was recorded during the fourth quarter of 2014. The increase was due to newly available information and changes in the viability of previously established plans relating to operational, assessment, remedial and monitoring costs, as applicable. A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. The majority of visually contaminated surface soils have been removed, and remediation activities currently consist primarily of a groundwater treatment and recovery system. The site operates under a RCRA hazardous waste permit, which is currently under administrative extension in accordance with applicable law while it is in the renewal process. Current cost estimates could vary if recovery or discharge volumes change or if changes to current remediation activities are required in the future. The $12.1 million increase to the estimated liabilities was due primarily to additional projected financial assurance costs and additional wastewater treatment costs. Total spending as of December 31, 2014 was $70.1 million. Liabilities are recorded to cover obligations for the estimated remaining remedial, monitoring activities and financial assurance costs through 2034.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities consist primarily of groundwater recovery and treatment. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control which governs future investigatory and assessment activities at the site and for potential off-site contamination. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future and, therefore, current cost estimates could change. The $8.8 million increase to estimated liabilities is primarily due to additional projected financial assurance costs, additional on-site soil remediation and additional costs related to off-site assessment and remediation projects. Total spending as of December 31, 2014 was $41.8 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remediation and monitoring activities and financial assurance costs through 2034.
East Point, Georgia — SWP operated a wood treatment plant at this site from 1908 to 1984. This site operates under a RCRA hazardous waste permit, which is currently under administrative extension in accordance with applicable law while it is in the renewal process. In 2009, SWP entered into a consent order with the Environmental Protection Division of the Georgia Department

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

of Natural Resources which requires that SWP perform certain additional investigatory, analytical and potentially, remedial activity. Therefore, while active remedial measures are currently ongoing, additional remedial measures, on or off-site, may be necessary in the future. The $6.8 million increase to estimated liabilities is primarily due to additional projected financial assurance costs and increased costs for site monitoring and maintenance. Total spending as of December 31, 2014 was $23.0 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2034.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to the RCRA, which expires in 2016. Visually contaminated surface soils have been removed, and current remediation activities primarily consist of a groundwater recovery and treatment system. Investigation and assessment of other potential areas of concern, on and off-site, are ongoing in accordance with the facility’s RCRA permit. Additional remedial activities may be necessary in the future and, therefore, current cost estimates could change. The $15.0 million increase to estimated liabilities is primarily due to additional projected financial assurance costs and changes in assumed future remedial activity relating to on-site and off-site contamination. Total spending as of December 31, 2014 was $22.9 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2034.
Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The plant site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since 2000, and several voluntary interim soil clean-up actions have been performed during this time. In addition, the Company may be liable under CERCLA relating to “natural resource damages” as a result of releases from the site. In 2010, Rayonier entered into an agreed order with the Washington State Department of Ecology (“Ecology”), which provided that the remainder of the MTCA regulatory process would be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and off-site areas may be necessary. The $32.9 million increase in estimated liabilities is primarily due to the results of the work required under the agreed order to prepare and submit a feasibility study identifying alternative remedies and cost estimates to address on-site and off-site contamination, as well as specifying the proposed remedy, which resulted in a change in expectations for the strategy, scope and cost of compliance with the MTCA and CERCLA obligations. Total spending as of December 31, 2014 was $45.1 million. Liabilities are recorded to cover obligations for the estimable assessment, remediation, monitoring obligations and financial assurance costs through 2034.
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of December 31, 2014, the Company estimates this exposure could range up to approximately $64.0 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
Subject to the previous paragraph, the Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its disposed operations. However, no assurances are given they will be sufficient for the reasons described above, and additional liabilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

14.    INCENTIVE STOCK PLANS
The Rayonier Advanced Materials Incentive Stock Plan (“the Stock Plan”) provides for up to 5.2 million shares of stock to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2014, approximately 4.1 million shares were available for future grants under the Stock Plan.
In connection with the separation from Rayonier, incentive stock options, performance shares and restricted stock awards issued to employees and directors under the Rayonier Incentive Stock Plan prior to the Distribution were adjusted or converted,

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

as applicable, into new awards using formulas generally designed to preserve the value of the awards immediately prior to the Distribution.
The Employee Matters Agreement between Rayonier and the Company, which was executed in connection with the Distribution and filed with the Form 10, describes how the Rayonier stock awards were treated. Refer to the respective sections below for a summary of how each type of award was converted through the Distribution.
The Company recognizes stock based compensation expense on a straight-line basis over the service period of the award. The Company’s total stock based compensation cost, including allocated amounts, for the years ended December 31, 2014, 2013, and 2012 was $8.7 million, $6.2 million, and $8.2 million, respectively. These amounts may not reflect the cost of current or future equity awards nor results we would have experienced, or expect to experience, as an independent, publicly traded company.
Total stock based compensation expense was allocated for the years ended December 31, as follows:

	2014	2013	2012
Selling and general expenses	$7,763	$5,006	$7,561
Cost of sales	975	1,224	666
Total stock-based compensation expense	$8,738	$6,230	$8,227
The Company’s employee stock option compensation program generally provides accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time of their retirement. Stock-based compensation expense for awards is recognized over the shorter of: (1) the service period (i.e., the stated period of time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement.
Fair Value Calculations by Award
All option, restricted stock and performance share awards are presented for Rayonier Advanced Materials stock only, including those awards held by Rayonier Inc. employees.
Non-Qualified Employee Stock Options
Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date. They generally vest ratably over three years, and have a maximum term of 10 years and two days from the grant date.
At the time of the Distribution, Rayonier stock options were converted into both an adjusted Rayonier stock option and a Company stock option. Adjustments were made to the exercise price and number of shares in order to preserve the aggregate intrinsic value of the original award as measured immediately before and immediately after the Distribution.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All stock option awards granted prior to the Distribution were valued based on Rayonier’s share price and assumptions. For all options granted before the Separation, the expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of Rayonier’s underlying stock over the expected life of the award. For options granted after the Separation, the expected volatility is based on the Company’s and peer companies’ historical volatilities for each grant and is calculated, on a weighted average basis, using the historical change in the daily market price of the companies’ underlying stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.
The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the three years ended December 31:

	2014	2013	2012
Expected volatility	40.1%	39.0%	39.3%
Dividend yield	4.2%	3.4%	3.6%
Risk-free rate	2.2%	1.0%	1.3%
Expected life (in years)	6.3	6.3	6.4
Fair value per share of options granted	$9.31	$14.00	$11.85
Fair value of options granted (in millions)	$0.9	$0.7	$0.7

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s stock option activity is presented below for the year ended December 31, 2014:

	Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—	—	$—
Awards converted in connection with Separation	500,951	31.16	—	—
Granted	5,130	39.07	—	—
Exercised	(30,156)	21.54	—	—
Forfeited or canceled	(9,910)	37.73	—	—
Outstanding at December 31, 2014	466,015	$31.73	6.0	$312,852
Options vested and expected to vest	466,015	$31.73	6.0	$312,852
Options exercisable at December 31, 2014	316,513	$28.25	4.9	$312,852
A summary of additional information pertaining to stock options granted to employees is presented below:

	2014	2013	2012
(Amounts in millions)
Intrinsic value of options exercised (a)	$0.3	$0.8	$3.6
Fair value of options vested	$0.1	$0.6	$0.6

(a)	Intrinsic value of stock options exercised is based on the market price of the Company’s stock at December 31, 2014 and of Rayonier's stock at December 31, 2013 and 2012.
As of December 31, 2014, there was $0.6 million of unrecognized compensation costs related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1.0 year. As a result of the Separation, some of the Company’s employees hold Rayonier options. As of December 31, 2014, there was $1.4 million of unrecognized compensation costs related to Rayonier stock options, the cost of which is expected to be recognized over a weighted average period of 1.0 years.
Restricted Stock
As a result of the Separation, holders of Rayonier restricted stock, including Rayonier non-employee directors, retained those awards and also received one share of Company restricted stock for every three shares of Rayonier restricted stock held prior to the Separation. The adjusted awards resulted in incremental compensation expense of $2.3 million to be recognized over a two year period following the Distribution.
Restricted stock granted in connection with the Company’s performance share plan, and in connection with Rayonier’s incentive plan prior to the Separation, generally vests upon completion of a one to three year period. The fair value of each share granted is equal to the share price of the underlying stock on the date of grant. As of December 31, 2014, there was $3.9 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.4 years. As a result of the Separation, some of the Company’s employees hold Rayonier restricted shares. As of December 31, 2014, there was $0.5 million of unrecognized compensation costs related to Rayonier restricted shares, the cost of which is expected to be recognized over a weighted average period of 1.3 years.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity of restricted shares granted to employees for the three years ended December 31:

	2014	2013	2012
Restricted shares granted	172,894	10,200	600
Weighted average price of restricted shares granted	$41.51	$56.00	$44.34
(Amounts in millions)
Intrinsic value of restricted stock outstanding (a)	$3.2	$0.7	$0.3
Fair value of restricted stock vested	$0.1	$—	$—

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2014, and of Rayonier’s stock at December 31, 2013 and 2012.
A summary of the Company’s restricted stock activity is presented below for the year ended December 31, 2014:

	Restricted Stock
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	—	$—
Awards converted in connection with Separation	145,201	42.43
Granted	27,693	36.71
Vested	(2,708)	37.06
Forfeited	(25,101)	41.17
Outstanding at December 31, 2014	145,085	$41.66
In addition to the restricted stock awards noted above, the Company also issued a $4.0 million fixed award at the separation from Rayonier to be settled in the Company’s common stock. The award will vest on August 31, 2018 contingent on certain factors. The number of shares issued will be determined based on an average of the stock’s closing price prior to vesting.
Performance Share Awards
The Company’s performance share awards generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon the Company’s total shareholder return versus selected peer group companies for the post-Separation business. The performance share payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period.
In connection with the Separation, Rayonier’s performance share plans were adjusted or converted, as applicable, into new plans in accordance with the Employee Matters Agreement between Rayonier and the Company. As a result, at December 31, 2014 the Company’s performance share plans were structured as follows:

•
Performance-based stock unit awards granted in 2012 (with a 2012-2014 performance period) remain subject to the same performance criteria as applied immediately prior to the Separation, except that total shareholder return at the end of the performance period will be based on the combined stock prices of Rayonier and the Company and any payment with respect to a Rayonier Advanced Materials performance share award will be made in shares of the Company’s common stock. The number of shares, if any, that are ultimately awarded is contingent upon the Company’s total shareholder return versus selected peer group companies. The conversion ratio for the 2012 performance share awards is between 0 and 200 percent of target. The payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period.

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

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

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
As of December 31, 2014, there was $4.9 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 2.0 years.
In connection with the separation from Rayonier, performance shares held by the Company’s employees were converted to the Rayonier Advanced Materials Stock Plan. The following table summarizes the activity of the Company’s performance share units granted to its employees for the three years ended December 31:

	2014		2013	2012
	Performance-Based Stock Units	Performance-Based Restricted Stock	Performance-Based Stock Units	Performance-Based Stock Units
Common shares of stock reserved for performance shares	95,952	286,737	52,900	57,000
Weighted average fair value of performance share units granted	$42.27	$40.41	$58.99	$56.36
(Amounts in millions)
Intrinsic value of outstanding performance share units (a)	$1.1	$3.2	$3.6	$4.8
Fair value of performance shares vested	$—	$—	$1.0	$2.5
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$—	$—	$1.2	$0.4

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company’s stock at December 31, 2014, and of Rayonier’s stock at December 31, 2013 and 2012.
A summary of the Company’s performance-share activity is presented below for the year ended December 31, 2014:

	Performance-Based Stock Units		Performance-Based Restricted Stock
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	—	$—	—	$—
Awards converted in connection with Separation	49,811	42.27	146,732	39.67
Granted	—	—	17,860	46.51
Forfeited	(1,834)	42.27	(21,223)	39.67
Outstanding at December 31 2014	47,977	$42.27	143,369	$40.52
Expected volatility for the 2013 and 2012 grants was estimated using daily returns on Rayonier’s common stock for the three-year period ending on the grant date. For the 2014 grant, expected volatility is based on representative price returns using the stock price of several peer companies. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The following chart provides a tabular overview of the weighted average assumptions used in calculating the fair value of the awards granted for the three years ended December 31:

	2014	2013	2012
Expected volatility	16.9%	23.2%	36.9%
Risk-free rate	0.7%	0.4%	0.4%

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

15.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
The Company has a qualified non-contributory defined benefit pension plan covering a significant majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable in the qualified plans under current tax law. Both the qualified plan and the unfunded excess plan are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
During 2013, the postretirement medical plan for active and retired hourly employees at the Jesup plant was amended by placing a limit on the Company’s contributions toward retiree medical coverage. The change was accounted for as a negative plan amendment, which resulted in a reduction to retiree medical liability. The net impact of the reduction was an unrecognized gain in other comprehensive income of $3.4 million which will be amortized over 13.9 years, the average remaining service period of participants. As a result of the plan change, a gain of $0.3 million and $0.1 million was included in the Company’s net periodic benefit cost in 2014 and 2013, respectively.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement plans for the two years ended December 31:

	Pension		Postretirement
	2014	2013	2014	2013
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$173,077	$189,869	$17,178	$22,001
Service cost	4,099	2,790	798	941
Interest cost	11,379	6,900	916	741
Actuarial loss (gain)	45,171	(17,708)	4,417	(2,244)
Plan amendments	—	—	—	(3,372)
Employee contributions	—	—	—	872
Benefits paid	(13,468)	(8,774)	(1,309)	(1,761)
Assumption of balance from parent at spin	189,098	—	4,568	—
Projected benefit obligation at end of year	$409,356	$173,077	$26,568	$17,178

Change in Plan Assets
Fair value of plan assets at beginning of year	$170,218	$158,773	$—	$—
Actual return on plan assets	13,359	20,882	—	—
Employer contributions	1,056	—	1,309	889
Employee contributions	—	—	—	872
Benefits paid	(13,468)	(8,774)	(1,309)	(1,761)
Other expense	(1,175)	(663)	—	—
Assumption of balance from parent at spin	121,097	—	—	—
Fair value of plan assets at end of year	$291,087	$170,218	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(118,269)	$(2,859)	$(26,568)	$(17,178)

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$2,711	$—	$—
Current liabilities	(2,036)	—	(1,463)	(954)
Noncurrent liabilities	(116,233)	(5,570)	(25,105)	(16,224)
Net amount recognized	$(118,269)	$(2,859)	$(26,568)	$(17,178)
Net gains or losses and plan amendment gains recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Net (losses) gains	$(49,577)	$25,411	$(5,234)	$(3,807)	$2,244	$(1,262)
Negative plan amendment	—	—	—	—	3,372	—
Net gains or losses, prior service costs or credits and plan amendment gains reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Amortization of losses	$7,620	$6,494	$5,326	$597	$549	$491
Amortization of prior service cost	1,161	1,292	1,292	17	66	80	(a)
Amortization of negative plan amendment	—	—	—	(282)	(105)	(55)	(a)

(a)	Includes a reclassification to adjust for the effect of a negative plan amendment.
Net losses, prior service costs or credits and negative plan amendment gains that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2014	2013	2014	2013
Prior service cost	$(4,527)	$(5,707)	$(32)	$(262)
Net losses	(150,003)	(52,751)	(11,298)	(7,585)
Negative plan amendment	—	—	3,293	3,787
Deferred income tax benefit	56,206	21,337	2,917	1,482
AOCI	$(98,324)	$(37,121)	$(5,120)	$(2,578)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2014	2013
Projected benefit obligation	$435,219	$129,076
Accumulated benefit obligation	394,263	129,076
Fair value of plan assets	291,087	123,506

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$4,099	$2,790	$2,651	$798	$941	$823
Interest cost	11,379	6,900	7,260	916	741	757
Expected return on plan assets	(18,333)	(12,515)	(12,660)	—	—	—
Amortization of prior service cost (a)	1,161	1,292	1,292	17	66	80
Amortization of losses	7,620	6,494	5,326	597	549	491
Amortization of negative plan amendment (a)	—	—	—	(282)	(105)	(55)
Net periodic benefit cost (b)	$5,926	$4,961	$3,869	$2,046	$2,192	$2,096

(a)	Includes a reclassification in 2012 to adjust for the effect of a negative plan amendment.

(b)	A portion of the net periodic benefit cost is recorded in cost of goods sold in the Consolidated Statements of Income and Comprehensive Income.
The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2015 are as follows:

	Pension	Postretirement
Amortization of loss	$14,303	$714
Amortization of prior service cost	750	17
Amortization of negative plan amendment	—	(282)
Total amortization of AOCI loss	$15,053	$449
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.71%	4.60%	3.70%	3.65%	4.60%	3.60%
Rate of compensation increase	4.50%	4.60%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.04%	3.70%	4.20%	4.00%	3.60%	4.10%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.50%	4.60%	4.50%	4.50%	4.50%	4.50%
At December 31, 2014, the pension plans’ discount rate was 3.7 percent, which closely approximates interest rates on high-quality, long-term obligations. Effective December 31, 2014, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the assumed health care cost trend rates as of December 31:

	Postretirement
	2014	2013
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that ultimate trend rate is reached	2018	2017
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$189	$(156)
Accumulated postretirement benefit obligation	1,804	(1,535)
Investment of Plan Assets
The Company’s pension plan asset allocation at December 31, 2014 and 2013, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2014	2013
Domestic equity securities	41%	42%	35-45%
International equity securities	23%	26%	20-30%
Domestic fixed income securities	28%	25%	25-29%
International fixed income securities	5%	4%	3-7%
Real estate fund	3%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the board of directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier Advanced Materials common stock at December 31, 2014 or 2013.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 1— Separation and Basis of Presentation to the Consolidated Financial Statements for definition), the assets of the plans as of December 31, 2014 and 2013.

	Fair Value at December 31, 2014			Fair Value at December 31, 2013
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equity securities	$23,476	$94,163	$117,639	$14,581	$54,984	$69,565
International equity securities	33,496	33,425	66,921	27,722	15,603	43,325
Domestic fixed income securities	—	79,193	79,193	—	42,421	42,421
International fixed income securities	12,767	—	12,767	7,533	—	7,533
Real estate fund	9,387	—	9,387	4,817	—	4,817
Short-term investments	1,038	4,142	5,180	437	2,120	2,557
Total	$80,164	$210,923	$291,087	$55,090	$115,128	$170,218

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The valuation methodology used for measuring the fair value of these asset categories was as follows:
Level 1 — Net asset value in an observable market.
Level 2 — Assets classified as level two are held in collective trust funds. The net asset value of a collective trust is calculated by determining the fair value of the fund’s underlying assets, deducting its liabilities, and dividing by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds’ underlying assets.
There have been no changes in the methodology used during the years ended December 31, 2014 and 2013.
Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2015	$18,980	$1,463
2016	19,792	1,507
2017	20,586	1,525
2018	21,307	1,716
2019	21,995	1,597
2020 - 2024	117,559	6,879
Shared Pension and Postretirement Plans
Prior to the Separation, Rayonier provided defined benefit pension and postretirement health and life insurance benefits to certain Company employees. As such, these liabilities were not reflected in the Company’s combined balance sheets prior to the Separation. On June 27, 2014, in connection with the Separation, these liabilities, totaling $73.8 million, were transferred from Rayonier to the Company and are reflected in the Consolidated Balance Sheet as of December 31, 2014.
The Company recorded expense of $3.0 million, $9.8 million and $9.1 million for 2014, 2013 and 2012, respectively, for its allocation of costs related to these plans. As of December 31, 2014 and 2013, there were no required contributions outstanding, and the Company does not expect to make any discretionary contributions in 2015.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. The Company’s contributions charged to expense for these plans were $3.7 million, $2.1 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rayonier Advanced Materials Hourly and Salaried Defined Contribution Plans include Rayonier Advanced Materials common stock with a fair market value of $11.5 million at December 31, 2014.

16.    CONTINGENCIES
The Company is engaged in various legal actions, including certain proceedings relating to environmental matters that are discussed more fully in Note 13 — Liabilities for Disposed Operations.
The Company has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

17.    GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of December 31, 2014, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment
Standby letters of credit (a)	$27,889
Surety bonds (b)	55,652
Total financial commitments	$83,541

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance legal requirements relating to environmental remediation of disposed sites. The letters of credit will expire during 2015 and will be renewed as required.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance legal requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2015 and 2019. They are expected to be renewed annually as required. See Note 11 — Other Operating Expense, Net.

18.    COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $2.1 million, $1.7 million and $1.6 million in 2014, 2013 and 2012, respectively.
At December 31, 2014, the future minimum payments under non-cancellable operating leases and purchase obligations were as follows:

	Operating Leases (a)	Purchase Obligations (b)
2015	$1,657	$14,210
2016	1,182	14,004
2017	905	14,943
2018	497	4,216
2019	381	2,053
Thereafter	826	13,169
	$5,448	$62,595

(a)	Operating leases include leases on buildings, machinery and equipment under various operating leases.

(b)	Purchase obligations primarily consist of payments expected to be made on a natural gas transportation contract and purchases of wood chips.

RAYONIER ADVANCED MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

19.    QUARTERLY RESULTS FOR 2014 and 2013 (Unaudited)

	Quarters				Total Year
	First	Second	Third	Fourth
2014
Sales	$243,499	$212,531	$253,695	$247,964	$957,689
Gross Margin	54,780	52,314	55,689	60,964	223,747
Operating Income	43,364	6,210	41,678	(28,297)	62,955
Net Income	30,947	4,561	19,408	(23,261)	31,655
Basic earnings per share (a)	0.73	0.11	0.46	(0.55)	0.75
Diluted earnings per share (a)	0.73	0.11	0.46	(0.55)	0.75
2013
Sales	$285,165	$254,189	$225,523	$281,726	$1,046,603
Gross Margin	97,308	84,351	67,376	83,530	332,565
Operating Income	87,357	71,646	59,376	70,244	288,623
Net Income	80,003	48,998	39,966	50,800	219,767
Basic earnings per share (a)	1.90	1.16	0.95	1.20	5.21
Diluted earnings per share (a)	1.90	1.16	0.95	1.20	5.21

(a)
On June 27, 2014, 42,176,565 shares of the Company’s common stock were distributed to Rayonier shareholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Distribution presented in the calculation of weighted-average shares. Prior to the Separation, there were no dilutive shares since the Company had no outstanding equity awards.

RAYONIER ADVANCED MATERIALS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012
(In Thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses		Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2014	$140	$11		$—	$151
Year ended December 31, 2013	140	—		—	140
Year ended December 31, 2012	140	—		—	140
Deferred tax asset valuation allowance:
Year ended December 31, 2014	$24,588	$—		$(4,071)	$20,517
Year ended December 31, 2013	1,201	23,387	(a)	—	24,588
Year ended December 31, 2012	945	256		—	1,201

(a)	The increase in the valuation allowance during 2013 was primarily related to Georgia investment tax credits earned on the CSE project.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER ADVANCED MATERIALS INC.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ PAUL G. BOYNTON	Chairman of the Board, President and Chief Executive Officer	February 27, 2015
Paul G. Boynton (Principal Executive Officer)

	/s/ FRANK A. RUPERTO	Chief Financial Officer and Senior Vice President, Finance and Strategy	February 27, 2015
Frank A. Ruperto (Principal Financial Officer and Principal Accounting Officer)

	*	Director
C. David Brown, II
	*	Director
DeLyle W. Bloomquist
	*	Director
Mark E. Gaumond
	*	Director
James F. Kirsch
	*	Director
Lisa M. Palumbo
	*	Director
James H. Miller
	*	Director
Thomas I. Morgan
	*	Director
Ronald Townsend

*By:	/s/ FRANK A. RUPERTO
	Frank A. Ruperto (Attorney-In-Fact)		February 27, 2015

EXHIBIT INDEX
The following is a list of Exhibits filed as part of the Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington D.C. in SEC File no. 001-36285.
As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement between Rayonier Advanced Materials Inc. and Rayonier Inc., dated as of May 28, 2014	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Amended and Restated Bylaws of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
4.1	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form 10 filed on May 29, 2014
10.1	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014
10.2	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.3	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014
10.4	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 30, 2014
10.5	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to the Registration Statement on Form 10 filed on March 31, 2014
10.6
Credit Agreement, dated as of June 24, 2014, among Rayonier A.M. Products Inc., Rayonier Advanced Materials Inc. (following its joinder thereto), the subsidiary loan parties from time to time party thereto (following their joinder thereto), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent
Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 30, 2014
10.7	Rayonier Advanced Materials Inc. Incentive Stock Plan*	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.8	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement Applicable to the July 15, 2014 Restricted Stock Award*	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed on August 5, 2014

Exhibit No.	Description	Location
10.9	Description of Rayonier Advanced Materials Inc. 2014 Performance Share Award Program*	Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-Q filed on August 5, 2014
10.10	Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Special Stock Grant, dated May 28, 2014*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.11	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement*	Filed herewith
10.12	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2015 Equity Award Grant*	Filed herewith
10.13	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan*	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.14	Rayonier Advanced Materials Inc. Executive Severance Pay Plan*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.15	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.16	Rayonier Advanced Materials Inc. Excess Benefit Plan*	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.17	Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan*	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.18	Form of Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan Agreements*	Filed herewith
10.19	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc.*	Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.20	Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees*	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on June 27, 2014
10.21	Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.22	Form of Rayonier Advanced Materials Inc. Outside Directors Compensation Program/Cash Deferral Option Agreement*	Filed herewith
10.23	Chemical Cellulose Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Eastman Chemical Company	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.24	Amendment to Chemical Cellulose Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Eastman Chemical Company	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014

Exhibit No.	Description	Location
10.25	Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.26	Amendment No. 1 to Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.27	Amendment No. 2 to Cellulose Specialties Agreement, effective as of December 31, 2014, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 20, 2014
10.28	Amended and Restated Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Daicel Corporation	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.29	Amendment No. 1 to Amended and Restated Cellulose Specialties Agreement, effective as of February 15, 2013, by and between Rayonier Performance Fibers, LLC and Daicel Corporation	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
12	Statements re computation of ratios	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23	Consent of Ernst & Young LLP	Filed herewith
24	Powers of attorney	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith
*    Filed herewith
**    Furnished herewith