Form 10-Q
period 2015-03-28
RAYONIER ADVANCED MATERIALS INC.
filed 2015-05-01
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
YES ☐        NO  ☒

The registrant had 42,837,691 shares of common stock, $.01 par value per share, outstanding as of April 24, 2015.

i

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 28, 2015	March 31, 2014
Net Sales	$221,348	$243,499
Cost of Sales	184,476	188,719
Gross Margin	36,872	54,780

Selling and general expenses	12,296	8,226
Other operating expense, net (Note 8)	630	3,190
Operating Income	23,946	43,364
Interest expense	9,324	—
Interest and miscellaneous income, net	(29)	—
Income Before Income Taxes	14,651	43,364
Income tax expense (Note 9)	4,130	12,417
Net Income	$10,521	$30,947

Earnings Per Share of Common Stock (Note 7)
Basic earnings per share	$0.25	$0.73
Diluted earnings per share	$0.25	$0.73

Dividends Declared Per Share	$0.07	$—

Comprehensive Income:
Net Income	$10,521	$30,947
Other Comprehensive Income
Net gain from pension and postretirement plans, net of income tax expense of $1,299 and $477	2,308	830
Total other comprehensive income	2,308	830
Comprehensive Income	$12,829	$31,777

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 28, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$77,621	$65,977
Accounts receivable, less allowance for doubtful accounts of $151 and $151	51,688	69,263
Inventory (Note 2)	131,937	140,209
Deferred tax assets	8,534	8,275
Prepaid and other current assets	31,936	36,267
Total current assets	301,716	319,991
Property, Plant and Equipment, Gross	2,026,725	2,010,644
Less — Accumulated Depreciation	(1,186,162)	(1,167,269)
Property, Plant and Equipment, Net	840,563	843,375
Deferred Tax Assets	78,666	78,547
Other Assets	60,905	61,967
Total Assets	$1,281,850	$1,303,880
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$55,243	$64,697
Current maturities of long-term debt (Note 3)	8,207	8,400
Accrued income and other taxes	5,551	4,643
Accrued payroll and benefits	14,171	23,124
Accrued interest	10,228	2,684
Accrued customer incentives	9,169	12,743
Accrued professional services	1,875	755
Other current liabilities	6,793	7,158
Dividends payable	2,953	—
Current liabilities for disposed operations (Note 5)	8,366	7,241
Total current liabilities	122,556	131,445
Long-Term Debt (Note 3)	916,675	936,416
Non-Current Liabilities for Disposed Operations (Note 5)	147,365	149,488
Pension and Other Postretirement Benefits (Note 11)	140,450	141,338
Other Non-Current Liabilities	7,392	7,605
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of March 28, 2015 and December 31, 2014	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 42,837,741 and 42,616,319 issued and outstanding, as of March 28, 2015 and December 31, 2014, respectively	428	426
Additional paid-in capital	62,057	62,082
Accumulated deficit	(13,937)	(21,476)
Accumulated other comprehensive loss	(101,136)	(103,444)
Total Stockholders’ Deficit	(52,588)	(62,412)
Total Liabilities and Stockholders’ Deficit	$1,281,850	$1,303,880

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28, 2015	March 31, 2014
Operating Activities
Net income	$10,521	$30,947
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,752	20,649
Stock-based incentive compensation expense	2,669	1,686
Amortization of capitalized debt costs	793	—
Deferred income taxes	(4,216)	(804)
Amortization of losses and prior service costs from pension and postretirement plans	3,607	1,308
Loss from sale/disposal of property, plant and equipment	382	532
Other	80	(161)
Changes in operating assets and liabilities:
Receivables	17,575	(9,011)
Inventories	8,272	3,020
Accounts payable	(3,988)	7,174
Accrued liabilities	(3,349)	2,354
All other operating activities	3,091	(2,941)
Expenditures for disposed operations	(1,013)	—
Cash Provided by Operating Activities	56,176	54,753
Investing Activities
Capital expenditures	(24,540)	(21,715)
Other	—	508
Cash Used for Investing Activities	(24,540)	(21,207)
Financing Activities
Repayment of debt	(20,000)	—
Proceeds from the issuance of common stock	8	—
Net payments to Rayonier	—	(33,546)
Cash Used for Financing Activities	(19,992)	(33,546)

Cash and Cash Equivalents
Change in cash and cash equivalents	11,644	—
Balance, beginning of year	65,977	—
Balance, end of period	$77,621	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$1,990	$—
Income taxes	$(307)	$—
Non-cash investing and financing activities:
Capital assets purchased on account	$11,170	$15,390

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.
On June 27, 2014, the Company was separated from its former parent, Rayonier Inc. (“Rayonier”) through the distribution to its stockholders of 42,176,565 shares of common stock (the “Separation”). For periods prior to the Separation, the financial information presented consists of the performance fibers segment of Rayonier and an allocable portion of its corporate costs (together, the “performance fibers business”). These financial statements have been presented as if the Company and performance fibers business had been combined for all prior periods presented. All intercompany transactions are eliminated. The statements of income for periods prior to June 27, 2014 include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Separation, nor what the costs may be in the future. The results of operations for periods prior to June 27, 2014 are not necessarily indicative or predictive of the results to be expected for the post-spin Company.
New or Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through May 1, 2015, the date these financial statements were available to be issued. No subsequent events warranting disclosure were identified.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    Inventory
As of March 28, 2015 and December 31, 2014, the Company’s inventory included the following:

	March 28, 2015	December 31, 2014
Finished goods	$112,918	$120,221
Work-in-progress	3,428	2,418
Raw materials	13,150	14,670
Manufacturing and maintenance supplies	2,441	2,900
Total inventory	$131,937	$140,209

3.    Debt
The Company’s debt consisted of the following:

	March 28, 2015	December 31, 2014
Term A-1 Loan Facility borrowings maturing through 2019 at a variable interest rate of 1.67% (a)	$87,736	$106,973
Term A-2 Loan Facility borrowings maturing through 2021 at a variable interest rate of 1.25% (b)	287,146	287,843
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000	550,000
Total debt	924,882	944,816
Less: Current maturities of long-term debt	(8,207)	(8,400)
Long-term debt	$916,675	$936,416

(a)	The Term A-1 Loan includes an unamortized issue discount of approximately $0.2 million at March 28, 2015. Upon maturity the liability will be $88.0 million.

(b)	The Term A-2 Loan includes an unamortized issue discount of approximately $0.7 million at March 28, 2015. Upon maturity the liability will be $287.8 million.
During the first quarter of 2015, the Company made $20.0 million in principal debt repayments on the Term Loan Facilities. There were no other significant changes to the Company’s outstanding debt as reported in Note 6 — Debt of the Company’s 2014 Annual Report on Form 10-K.
Principal payments due during the next five years and thereafter are as follows:

Remaining 2015	$6,300
2016	8,400
2017	9,775
2018	11,150
2019	66,125
Thereafter	824,050
Total principal payments	$925,800

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at March 28, 2015 and December 31, 2014, using market information and what management believes to be appropriate valuation methodologies:

	March 28, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$77,621	$77,621	$—	$65,977	$65,977	$—
Current maturities of long-term debt	(8,207)	—	(8,400)	(8,400)	—	(8,400)
Fixed-rate long-term debt	(550,000)	—	(471,625)	(550,000)	—	(453,063)
Variable-rate long-term debt	(366,675)	—	(367,400)	(386,416)	—	(387,400)
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

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations follows:

March 28, 2015
Balance, beginning of period	$156,729
Expenditures charged to liabilities	(1,013)
Increase to liabilities	15
Balance, end of period	155,731
Less: Current portion	(8,366)
Non-current portion	$147,365
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 28, 2015, the Company estimates this exposure could range up to approximately $64.1 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Three Months Ended
Unrecognized components of employee benefit plans, net of tax	March 28, 2015	March 31, 2014
Balance, beginning of period	$(103,444)	$(39,699)
Amounts reclassified from accumulated other comprehensive loss (a)	2,308	830
Balance, end of period	$(101,136)	$(38,869)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

7.    Earnings Per Share of Common Stock
On June 27, 2014, 42,176,565 shares of our common stock were distributed to Rayonier shareholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Distribution presented in the calculation of weighted-average shares. Prior to separation, there were no dilutive shares since the Company had no outstanding equity awards.
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2015	March 31, 2014
Net income	$10,521	$30,947

Shares used for determining basic earnings per share of common stock	42,186,130	42,176,565
Dilutive effect of:
Stock options	4,948	—
Performance and restricted shares	13,696	—
Shares used for determining diluted earnings per share of common stock	42,204,774	42,176,565
Basic earnings per share (not in thousands)	$0.25	$0.73
Diluted earnings per share (not in thousands)	$0.25	$0.73
Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 28, 2015	March 31, 2014
Stock options	384,112	—
Restricted stock	351,995	—
Total	736,107	—

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended
	March 28, 2015	March 31, 2014
Loss on sale or disposal of property, plant and equipment	$382	$532
One-time separation and legal costs	—	2,766
Miscellaneous expense (income)	248	(108)
Total	$630	$3,190

9.    Income Taxes
The provision for income taxes for periods prior to June 27, 2014, the date of the Separation from Rayonier, has been computed as if the Company were a stand-alone company.
The Company’s effective tax rate for the first quarter of 2015 was 28.2 percent compared with 28.6 percent for the corresponding period of 2014. For both periods, the effective tax rate differs from the federal statutory rate of 35.0 percent primarily due to the manufacturing tax deduction and state tax credits.

10.    Incentive Stock Plans
The Company’s total stock based compensation cost, including allocated amounts, for the three months ended March 28, 2015 and March 31, 2014 was $2.7 million and $1.7 million, respectively.
During the first quarter of 2015, performance shares granted in 2012 were cancelled as the Company did not meet the performance criteria for payout on these shares. The cancellation of these shares resulted in an excess tax deficit of $2.5 million.
The Company also made new grants of restricted and performance shares to certain employees during the first quarter of 2015. The 2015 restricted shares vest over three to four years. The 2015 performance share awards are measured against an internal return on invested capital target and, depending on performance against the target, the awards will payout between 0 and 200 percent of target. The total number of performance shares earned will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which would result in a final payout range of 0 to 250 percent.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity on the Company’s incentive stock awards as of March 28, 2015:

	Stock Options		Restricted Stock		Performance Shares		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	466,015	$31.73	145,085	$41.66	47,977	$42.27	143,369	$40.52
Granted	—	—	218,371	22.47	214,403	17.51	—	—
Forfeited	(4,580)	38.31	—	—	—	—	—	—
Exercised or settled	(460)	17.34	—	—	—	—	—	—
Expired or cancelled	(2,403)	24.95	—	—	(47,977)	42.27	—	—
Outstanding at March 28, 2015	458,572	$31.71	363,456	$30.13	214,403	$17.51	143,369	$40.52
On March 23, 2015, the Company converted the $4.0 million fixed value retention award granted to the Chief Executive Officer in connection with the Company’s separation from Rayonier from a stock settled award to a cash settled award. As such, the award will have no dilutive effect on the Company’s stock. All other significant terms remain unchanged.

11.    Employee Benefit Plans
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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 28, 2015	March 31, 2014	March 28, 2015	March 31, 2014
Service cost	$1,494	$553	$205	$157
Interest cost	3,807	1,949	231	153
Expected return on plan assets	(5,809)	(3,314)	—	—
Amortization of prior service cost	188	292	4	4
Amortization of losses	3,358	1,023	127	123
Amortization of negative plan amendment	—	—	(70)	(134)
Total net periodic benefit cost	$3,038	$503	$497	$303

The Company does not have any mandatory pension contribution requirements and does not expect to make any discretionary contributions in 2015.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    Contingencies
The Company is engaged in various legal actions, including certain proceedings, and has been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 28, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment
Standby letters of credit (a)	$27,889
Surety bonds (b)	55,652
Total financial commitments	$83,541

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance requirements relating to environmental remediation of disposed sites. The letters of credit will expire during 2015 and will be renewed as required.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2015 and 2019. They are expected to be renewed annually as required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Report.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with the 2014 Annual Report on Form 10-K and information contained in our subsequent Form 8-K’s and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes, including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The factors contained in Item 1A — Risk Factors in our Annual Report on Form 10-K, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-Q, 10-K, 8-K and other reports.

Business
Rayonier Advanced Materials is a leading manufacturer of high-value cellulose products with production facilities in Jesup, Georgia and Fernandina Beach, Florida, which have a combined annual cellulose specialties production capacity of approximately 675,000 metric tons. These products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles and electronics.
The Company’s primary products consist of the following:
Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high purity cellulose ethers, and is a leading supplier of these products.
Commodity products are used for viscose and absorbent materials applications. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics.
Basis of Presentation
On June 27, 2014, the Company was separated from its former parent, Rayonier Inc. (“Rayonier”) through the distribution to its stockholders of 42,176,565 shares of common stock (the “Separation”). Prior to the Separation, financial information presented consists of the performance fibers segment of Rayonier and an allocable portion of its corporate costs (together, the “performance fibers business”). These financial statements have been presented as if the Company and performance fibers business had been combined for all prior periods presented. All intercompany transactions are eliminated. The statements of income for periods prior to June 27, 2014 include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Separation, nor what the costs may be in the future. The results of operations for periods prior to June 27, 2014 are not necessarily indicative or predictive of the results to be expected for the post-spin Company.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

Results of Operations

	Three Months Ended
Financial Information (in millions)	March 28, 2015	March 31, 2014
Net Sales
Cellulose specialties	$179	$206
Commodity products and other	42	37
Total Net Sales	221	243

Cost of Sales	184	189
Gross Margin	37	54
Selling and general expenses	12	8
Other operating expense, net	1	3
Operating Income	24	43
Interest, net	9	—
Income Before Income Taxes	15	43
Income Tax Expense	4	12
Net Income	$11	$31

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,667	$1,823
Commodity products	686	689
Sales Volumes (thousands of metric tons)
Cellulose specialties	107	113
Commodity products	58	50

Gross Margin %	16.7%	22.2%
Operating Margin %	10.9%	17.7%
Effective Tax Rate %	28.2%	28.6%

Sales (in millions)	March 31, 2014	Changes Attributable to:		March 28, 2015
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$206	$(17)	$(10)	$179
Commodity products and other	37	—	5	42
Total Sales	$243	$(17)	$(5)	$221
For the three months ended March 28, 2015, total sales decreased $22 million, or approximately 9 percent, primarily due to lower cellulose specialties prices as a result of the annual price negotiations and lower cellulose specialties volumes due to the timing of sales.

Operating Income (in millions)	March 31, 2014	Changes Attributable to (a):			March 28, 2015
Three Months Ended		Price	Volume / Sales Mix	Cost
Operating Income	$43	$(17)	$—	$(2)	$24
Operating Margin %	17.7%	(6.2)%	0.3%	(0.9)%	10.9%

(a)	Computed based on contribution margin.
For the three month period ending March 28, 2015, operating income and margin percentage declined $19 million and 7 percentage points versus prior year. The decline is primarily due to lower cellulose specialties prices as a result of the annual price negotiations. Lower cellulose specialties volumes were offset by increased commodity volumes and improved commodity profitability. Operating income was negatively impacted by higher selling and general expenses as a result of being an independent, public company and higher professional fees incurred during the period.

Interest Expense/Income and Income Tax Expense
Interest expense was $9 million in the first quarter of 2015 due to debt issued by the Company in the second quarter of 2014. See Note 3 — Debt for additional information.
Our effective tax rate for the first quarter of 2015 was 28.2 percent, compared with 28.6 percent for the corresponding period of 2014. For both periods, the effective tax rate differs from the federal statutory rate of 35 percent primarily due to the manufacturing tax deduction and state tax credits. See Note 9 — Income Taxes.

Liquidity and Capital Resources
Our operations have historically produced stable cash flows, which is our primary source of liquidity and capital resources. We believe our cash flows and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, dividend payments, defined benefit plan contributions and repayment of debt maturities.
Our debt agreements contain various customary covenants. At March 28, 2015, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant EBITDA or liabilities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 28, 2015	December 31, 2014
Cash and cash equivalents (a)	$78	$66
Availability under the Revolving Credit Facility (b)	222	222
Total debt (c)	925	945
Stockholders’ deficit	(53)	(62)
Total capitalization (total debt plus equity)	872	883
Debt to capital ratio	106%	107%

(a)	Cash and cash equivalents consisted of cash, money market deposits, and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by stand-by letters of credit of approximately $28 million.

(c)	See Note 3 — Debt for additional information.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash provided by (used for):	March 28, 2015	March 31, 2014
Operating activities	$56	$55
Investing activities	(24)	(21)
Financing activities	(20)	(34)
Cash provided by operating activities increased $1 million primarily due to a decrease in working capital offset by lower operating results.
Cash used for investing activities increased $3 million due to higher capital expenditures.
Cash used for financing activities decreased $14 million due to net payments to the Company’s former parent, Rayonier. The decrease is partially offset by $20 million in debt repayments.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Pro Forma EBITDA and Adjusted Free Cash Flow. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and Adjusted Free Cash Flow is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA and Pro Forma EBITDA as performance measures and Adjusted Free Cash Flow as a liquidity measure.
EBITDA is defined by SEC rule. Pro Forma EBITDA is defined by the Company as EBITDA before one-time separation and legal costs. EBITDA and Pro Forma EBITDA are not necessarily indicative of results that may be generated in future periods. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended
Net Income to EBITDA Reconciliation	March 28, 2015	March 31, 2014
Net Income	$11	$31
Interest, net	9	—
Income tax expense	4	12
Depreciation and amortization	22	21
EBITDA	46	64
One-time separation and legal costs	—	3
Pro Forma EBITDA	46	67
EBITDA and Pro Forma EBITDA for the three months ended March 28, 2015 decreased from the prior year periods primarily due to lower operating results.
Adjusted Free Cash Flow is defined as cash provided by operating activities adjusted for capital expenditures excluding strategic capital. Adjusted Free Cash Flow, as defined by the Company, is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of the Company’s common stock. Adjusted Free Cash Flow for the current quarter is not necessarily indicative of the Adjusted Free Cash Flow that may be generated in future periods.

Below is a reconciliation of Cash Flow from Operations to Adjusted Free Cash Flow for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation	March 28, 2015	March 31, 2014
Cash flow from operations	$56	$55
Capital expenditures (a)	(24)	(22)
Adjusted Free Cash Flow	$32	$33

Cash used for investing activities	$(24)	$(21)
Cash used for financing activities	$(20)	$(34)

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic capital totaled $0 million for the three months ended March 28, 2015. Strategic capital totaled $1 million for a land purchase near the Jesup plant for the three months ended March 31, 2014.

Adjusted Free Cash Flow increased slightly over the prior year due to a decrease in working capital offset by lower operating results and higher capital expenditures.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K. See Note 13 — Guarantees for details on our letters of credit and surety bonds as of March 28, 2015.

Outlook
Despite the expected lower cellulose specialties volumes in the first quarter, we are off to a good start in 2015 driven by our cost reduction and continuous improvement initiatives. Based on our performance to date, we believe we will realize our goal of run-rate savings approaching $40 million and capture a significant portion of these savings in 2015. This progress, coupled with favorable input costs, specifically for certain chemicals and energy, allows us to raise our EBITDA guidance for 2015 to $210 to $225 million.
Capital expenditures in 2015 are expected to range between $75 million and $80 million; of that, $15 to $20 million is for the boiler MACT with the remainder being allocated to maintenance and high-return cost reduction projects. We expect our 2015 effective tax rate to be between 33 and 34 percent.
Our full year 2015 performance is and will be subject to a number of risk variables and uncertainties, including those discussed under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note About Forward Looking Statements of this Form 10-Q and Item 1A — Risk Factors of our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At March 28, 2015, we had no derivatives outstanding.

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
As of March 28, 2015 we had $367 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $4 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 28, 2015 was $472 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 28, 2015 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $32 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At March 28, 2015, we had no fuel oil or natural gas forward contracts outstanding.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 28, 2015.
During the quarter ended March 28, 2015, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Altamaha Riverkeeper Litigation — Jesup Plant. In November 2013, we received a “sixty day letter” from lawyers representing a non-profit environmental organization, the Altamaha Riverkeeper. In the letter, the Altamaha Riverkeeper threatened to file a citizen suit against us as permitted under the federal Clean Water Act and the Georgia Water Quality Control Act due to what the letter alleges to be ongoing violations of such laws, if we do not correct such violations within 60 days of the date of the letter. The allegations relate to the color and odor of treated effluent discharged into the Altamaha River by our Jesup, Georgia plant.
On March 26, 2014, we were served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper alleges, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating to the permitted discharge from the Jesup plant. The plant’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (referred to as the “EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and us. The complaint seeks, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. The total amount of monetary relief being sought by the plaintiff cannot be determined at this time.
On March 31, 2015, our motion for summary judgment was granted by the court, with respect to the Clean Water Act and Georgia Water Quality Control Act claims. State law claims for public nuisance and negligence were also dismissed, for lack of jurisdiction, without prejudice. The Altamaha Riverkeeper has filed a notice of appeal of the court’s summary judgment order. We will continue to defend this lawsuit vigorously.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Please refer to Item 1A — Risk Factors in our Form 10-K for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 28, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	—
February 1 to February 28	—	—	—	—
March 1 to March 28	569	$19.00	—	—
Total	569		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1	Rayonier Advanced Materials Inc. Incentive Stock Plan, as amended effective January 1, 2016*	Filed herewith
10.2	Amendment dated March 23, 2015 to Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Retention Award*	Filed herewith
10.3	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, as amended effective January 1, 2016*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 28, 2015 and March 31, 2014; (ii) the Condensed Consolidated Balance Sheets as of March 28, 2015 and December 31, 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 28, 2015 and March 31, 2014; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith
*Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: May 1, 2015