Form 10-Q
period 2015-06-27
RAYONIER ADVANCED MATERIALS INC.
filed 2015-08-06
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

The registrant had 42,884,443 shares of common stock, $.01 par value per share, outstanding as of July 31, 2015.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net Sales	$220,892	$212,531	$442,240	$456,031
Cost of Sales	175,871	160,217	360,347	348,936
Gross Margin	45,021	52,314	81,893	107,095

Selling and general expenses	9,771	9,010	22,067	17,237
Other operating expense, net (Note 8)	26,665	37,094	27,295	40,284
Operating Income	8,585	6,210	32,531	49,574
Interest expense	9,299	3,225	18,623	3,225
Interest and miscellaneous expense (income), net	(50)	5	(78)	4
Income (Loss) Before Income Taxes	(664)	2,980	13,986	46,345
Income tax expense (benefit) (Note 9)	(352)	(1,581)	3,778	10,836
Net Income (Loss)	$(312)	$4,561	$10,208	$35,509

Earnings Per Share of Common Stock (Note 7)
Basic earnings per share	$(0.01)	$0.11	$0.24	$0.84
Diluted earnings per share	$(0.01)	$0.11	$0.24	$0.84

Dividends Declared Per Share	$0.07	$—	$0.14	$—

Comprehensive Income (Loss):
Net Income (Loss)	$(312)	$4,561	$10,208	$35,509
Other Comprehensive Income (Loss)
Amortization of pension and postretirement plans, net of income tax (expense) benefit of ($1,348), $3,756, ($2,646) and $3,279	2,396	(6,535)	4,704	(5,705)
Total other comprehensive income (loss)	2,396	(6,535)	4,704	(5,705)
Comprehensive Income (Loss)	$2,084	$(1,974)	$14,912	$29,804

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 27, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$73,348	$65,977
Accounts receivable, less allowance for doubtful accounts of $151 and $151	43,449	69,263
Inventory (Note 2)	124,794	140,209
Deferred tax assets	8,555	8,275
Prepaid and other current assets	58,514	36,267
Total current assets	308,660	319,991
Property, Plant and Equipment, Gross	2,011,939	2,010,644
Less — Accumulated Depreciation	(1,198,800)	(1,167,269)
Property, Plant and Equipment, Net	813,139	843,375
Deferred Tax Assets	79,179	78,547
Other Assets	60,006	61,967
Total Assets	$1,260,984	$1,303,880
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$61,713	$64,697
Current maturities of long-term debt (Note 3)	8,225	8,400
Accrued income and other taxes	3,200	4,643
Accrued payroll and benefits	14,517	23,124
Accrued interest	2,718	2,684
Accrued customer incentives	11,243	12,743
Other current liabilities	6,557	7,913
Dividends payable	2,954	—
Current liabilities for disposed operations (Note 5)	8,899	7,241
Total current liabilities	120,026	131,445
Long-Term Debt (Note 3)	899,603	936,416
Non-Current Liabilities for Disposed Operations (Note 5)	145,061	149,488
Pension and Other Postretirement Benefits (Note 11)	139,629	141,338
Other Non-Current Liabilities	7,769	7,605
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of June 27, 2015 and December 31, 2014	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 42,884,871 and 42,616,319 issued and outstanding, as of June 27, 2015 and December 31, 2014, respectively	429	426
Additional paid-in capital	64,442	62,082
Accumulated deficit	(17,235)	(21,476)
Accumulated other comprehensive loss	(98,740)	(103,444)
Total Stockholders’ Deficit	(51,104)	(62,412)
Total Liabilities and Stockholders’ Deficit	$1,260,984	$1,303,880

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
Operating Activities
Net income	$10,208	$35,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,442	38,182
Stock-based incentive compensation expense	5,061	3,562
Amortization of capitalized debt costs	1,213	90
Deferred income taxes	(6,103)	5,110
Increase in liabilities for disposed operations	49	18,419
Impairment charge	28,462	—
Amortization of losses and prior service costs from pension and postretirement plans	7,351	2,550
Loss from sale/disposal of property, plant and equipment	647	717
Other	111	—
Changes in operating assets and liabilities:
Receivables	25,814	5,811
Inventories	15,415	7,002
Accounts payable	(2,179)	3,043
Accrued liabilities	(12,932)	7,960
All other operating activities	(23,982)	(24,936)
Expenditures for disposed operations	(2,818)	—
Cash Provided by Operating Activities	88,759	103,019
Investing Activities
Capital expenditures	(41,343)	(50,720)
Purchase of timber deeds	—	(12,677)
Other	—	(482)
Cash Used for Investing Activities	(41,343)	(63,879)
Financing Activities
Issuance of debt	—	950,000
Repayment of debt	(37,100)	—
Dividends paid	(2,953)	—
Proceeds from the issuance of common stock	8	—
Debt issuance costs	—	(12,928)
Net payments to Rayonier	—	(956,579)
Cash Used for Financing Activities	(40,045)	(19,507)

Cash and Cash Equivalents
Change in cash and cash equivalents	7,371	19,633
Balance, beginning of year	65,977	—
Balance, end of period	$73,348	$19,633

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$19,017	$—
Income taxes	$13,099	$—
Non-cash investing and financing activities:
Capital assets purchased on account	$15,831	$9,722
Accrued debt issuance costs	$—	$1,877

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
New or Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements. As of June 27, 2015, approximately $12 million in debt issuance costs are capitalized in “Other Assets.”
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers for an amount that reflects consideration to which the company expects to be entitled to in exchange for those goods or services. This standard will be effective for the Company’s first quarter 2018 Form 10-Q filing with full or modified retrospective adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through August 6, 2015, the date these financial statements were available to be issued. One subsequent event warranting disclosure was identified. On July 17, 2015, the Company declared a third quarter 2015 cash dividend of $0.07 per share of common stock. The dividend is payable on September 30, 2015 to stockholders of record on September 16, 2015.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    Inventory
As of June 27, 2015 and December 31, 2014, the Company’s inventory included the following:

	June 27, 2015	December 31, 2014
Finished goods	$103,243	$120,221
Work-in-progress	5,059	2,418
Raw materials	13,947	14,670
Manufacturing and maintenance supplies	2,545	2,900
Total inventory	$124,794	$140,209

3.    Debt
The Company’s debt consisted of the following:

	June 27, 2015	December 31, 2014
Term A-1 Loan Facility borrowings maturing through 2019 at a variable interest rate of 1.69% (a)	$71,379	$106,973
Term A-2 Loan Facility borrowings maturing through 2021 at a variable interest rate of 1.27% (b)	286,449	287,843
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000	550,000
Total debt	907,828	944,816
Less: Current maturities of long-term debt	(8,225)	(8,400)
Long-term debt	$899,603	$936,416

(a)	The Term A-1 Loan includes an unamortized issue discount of approximately $0.2 million at June 27, 2015. The face amount of the liability is $71.6 million.

(b)	The Term A-2 Loan includes an unamortized issue discount of approximately $0.7 million at June 27, 2015. The face amount of the liability is $287.1 million.
During the first six months of 2015, the Company made $37.1 million in principal debt repayments on the Term Loan Facilities. There were no other significant changes to the Company’s outstanding debt as reported in Note 6 — Debt of the Company’s 2014 Annual Report on Form 10-K.
Principal payments due during the next five years and thereafter are as follows:

Remaining 2015	$4,200
2016	8,400
2017	9,775
2018	11,150
2019	51,125
Thereafter	824,050
Total principal payments	$908,700

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at June 27, 2015 and December 31, 2014, using market information and what management believes to be appropriate valuation methodologies:

	June 27, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$73,348	$73,348	$—	$65,977	$65,977	$—
Current maturities of long-term debt	(8,225)	—	(8,400)	(8,400)	—	(8,400)
Fixed-rate long-term debt	(550,000)	—	(493,625)	(550,000)	—	(453,063)
Variable-rate long-term debt	(349,603)	—	(350,300)	(386,416)	—	(387,400)
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

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations follows:

June 27, 2015
Balance, beginning of period	$156,729
Expenditures charged to liabilities	(2,818)
Increase to liabilities	49
Balance, end of period	153,960
Less: Current portion	(8,899)
Non-current portion	$145,061
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 27, 2015, the Company estimates this exposure could range up to approximately $64 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Six Months Ended
Unrecognized components of employee benefit plans, net of tax	June 27, 2015	June 28, 2014
Balance, beginning of period	$(103,444)	$(39,699)
Amounts reclassified from accumulated other comprehensive loss (a)	4,704	1,620
Other comprehensive loss before reclassifications	—	(7,325)
Net other comprehensive income (loss)	4,704	(5,705)
Net transfer from Rayonier (b)	—	(35,419)
Balance, end of period	$(98,740)	$(80,823)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

(b)
Prior to the Separation, certain of the Company’s employees participated in employee benefit plans sponsored by Rayonier. The Company did not record an asset, liability or accumulated other comprehensive loss to recognize the funded status of the Rayonier plans on the consolidated balance sheet until the Separation.

7.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$(312)	$4,561	$10,208	$35,509

Shares used for determining basic earnings per share of common stock (a)	42,192,913	42,176,565	42,189,598	42,176,565
Dilutive effect of:
Stock options	—	876	2,770	433
Performance and restricted shares	—	1,021	108,754	505
Shares used for determining diluted earnings per share of common stock	42,192,913	42,178,462	42,301,122	42,177,503
Basic earnings per share (not in thousands)	$(0.01)	$0.11	$0.24	$0.84
Diluted earnings per share (not in thousands)	$(0.01)	$0.11	$0.24	$0.84

(a)
On June 27, 2014, 42,176,565 shares of our common stock were distributed to Rayonier shareholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, this amount is assumed to be outstanding for the entire quarter and year-to-date periods ending June 28, 2014.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock options	457,350	—	392,645	—
Restricted stock	397,171	—	219,463	—
Performance shares	357,659	—	142,166	—
Total	1,212,180	—	754,274	—

8.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Non-cash impairment charge (a)	$28,462	$—	$28,462	$—
Loss (gain) on sale or disposal of property, plant and equipment	(102)	185	280	717
Increase to liabilities for disposed operations resulting from separation from Rayonier (b)	—	18,419	—	18,419
One-time separation and legal costs	(802)	17,914	(802)	20,680
Insurance settlement	(1,000)	—	(1,000)	—
Miscellaneous expense	107	576	355	468
Total	$26,665	$37,094	$27,295	$40,284

(a)
In light of the persistent imbalance of supply and demand in the cellulose specialties markets, the Company announced a strategic asset realignment at its Jesup, Georgia plant to better align its production assets to current market conditions, improve efficiency and restore commodity production throughput to approach historical levels. This realignment resulted in the abandonment of certain long-lived assets, primarily at the Jesup plant. As a result, the abandoned assets were written down to salvage value and a $28 million pre-tax, non-cash impairment charge was recorded during the second quarter of 2015. The abandonment led management to conduct an impairment analysis on all long-lived assets being held and used on a combined plant level. Based on the impairment analysis performed, management concluded the assets were recoverable.

(b)
The Company is subject to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation and post closure care at certain disposed sites. To comply with these requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of the Separation and the Company’s obligations to procure financial assurance annually for the foreseeable future, the Company recorded a corresponding increase to liabilities for disposed operations. See Note 5 — Liabilities for Disposed Operations and Note 13 — Guarantees for additional information.

9.    Income Taxes
The Company’s effective tax rate for the second quarter 2015 was 53.0 percent compared to (53.3) percent for the second quarter 2014. For the six months ended June 27, 2015 and June 28, 2014 the effective tax rates were 27.0 percent and 23.4 percent, respectively. The 2014 effective tax rates were favorably impacted by the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effective tax rates also differ from the federal statutory rate of 35.0 percent due to the manufacturing tax deduction and state tax credits. The impact of these deductions and credits on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes.
The provision for income taxes for periods prior to June 27, 2014, the date of the Separation from Rayonier, has been computed as if the Company were a stand-alone company.

10.    Incentive Stock Plans
The Company’s total stock based compensation cost, including allocated amounts, for the six months ended June 27, 2015 and June 28, 2014 was $5.1 million and $3.6 million, respectively.
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
The following table summarizes the activity on the Company’s incentive stock awards for the period ended June 27, 2015:

	Stock Options		Restricted Stock		Performance Shares		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	466,015	$31.73	145,085	$41.66	47,977	$42.27	143,369	$40.52
Granted	—	—	265,551	21.43	214,403	17.51	—	—
Forfeited	(5,430)	38.41	(265)	22.54	(113)	18.56	—	—
Exercised or settled	(460)	17.34	(13,200)	38.43	—	—	—	—
Expired or cancelled	(2,775)	26.33	—	—	(47,977)	42.27	—	—
Outstanding at June 27, 2015	457,350	$31.69	397,171	$28.95	214,290	$17.51	143,369	$40.52
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service cost	$1,494	$526	$298	$157
Interest cost	3,807	1,854	229	153
Expected return on plan assets	(5,809)	(3,151)	—	—
Amortization of prior service cost	188	277	4	4
Amortization of losses	3,358	972	211	122
Amortization of negative plan amendment	—	—	(17)	(134)
Total net periodic benefit cost	$3,038	$478	$725	$302

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service cost	$2,988	$1,079	$503	$314
Interest cost	7,614	3,803	459	306
Expected return on plan assets	(11,617)	(6,465)	—	—
Amortization of prior service cost	375	569	8	8
Amortization of losses	6,717	1,997	338	244
Amortization of negative plan amendment	—	—	(87)	(268)
Total net periodic benefit cost	$6,077	$983	$1,221	$604
The Company does not have any mandatory pension contribution requirements and does not expect to make any discretionary contributions in 2015.

12.    Contingencies
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 27, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment
Standby letters of credit (a)	$15,158
Surety bonds (b)	57,151
Total financial commitments	$72,309

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance requirements relating to environmental remediation of disposed sites. The letters of credit will expire during 2015 and 2016 and will be renewed as required.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates between 2015 and 2019. They are expected to be renewed annually as required.

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2014 Annual Report on Form 10-K and information contained in our subsequent Form 10-Q’s, 8-K’s and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
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

Business
Rayonier Advanced Materials is a leading manufacturer of high-value cellulose products with production facilities in Jesup, Georgia and Fernandina Beach, Florida. These products are sold throughout the world for use in various industrial applications and to produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles and electronics.
The Company’s primary products consist of the following:
Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high purity cellulose ethers, and is a leading supplier of these products. Typically, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements. The manufacture and sale of cellulose specialties products are the primary driver of the Company’s profitability.
Commodity products are used for viscose and absorbent materials applications. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Pricing for commodity products is typically referenced to published indexes or based on publicly available spot market prices.
Cellulose specialties markets are facing a combination of industry oversupply and weaker end-market demand which has led to a decline in the Company’s cellulose specialties prices of approximately 14 percent over the last two years and adversely impacted our overall profitability. In response to the persistent imbalance of supply and demand in the cellulose specialties markets, we are permanently reducing our cellulose specialties capacity, improving our cost position and shifting our strategy to de-emphasize volume growth in cellulose specialties.
In this regard, the Company announced a strategic asset realignment of its Jesup, Georgia plant to better align its production assets to current market conditions, improve efficiency and restore commodity production throughput to approach historical levels. The Jesup plant has three production lines, A-line, B-line and C-line. The Company will invest $25 million to realign assets related to its approximately 190,000 ton C-line at the Jesup plant for the permanent production of commodity products, specifically fluff and commodity viscose. Certain assets installed on the C-line during the Company’s 2013 cellulose specialties expansion will be repositioned to the A-line to replace less efficient equipment. As a result of these changes, the A-line’s cost position will improve and its operational flexibility will increase, allowing it to produce a broader range of products for customers interested in higher value and performance. In addition, the Company’s overall cellulose specialties capacity will be reduced by approximately 190,000 tons, or 28 percent, while its annual fluff and viscose production capacity will increase by 11 percent to approximately 245,000 tons annually. These actions are expected to reduce the Company’s costs by approximately $14 million annually, in part driven by a reduction of 43 employees through attrition.
This asset realignment has resulted in the abandonment of certain long-lived assets primarily at the Jesup plant. As a result of this abandonment, certain assets were written down to salvage value and a $28 million pre-tax, non-cash impairment charge was recorded during the second quarter of 2015. The abandonment led management to conduct an impairment analysis on all the Company’s long-lived assets being held and used on a combined plant level. Based on the impairment analysis performed, management concluded the assets were recoverable.
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

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. Except as noted below, there have been no changes to our critical accounting policies as disclosed in our 2014 Annual Report on Form 10-K. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.
Depreciation of long-lived assets
Depreciation expense is computed using the units-of-production method for our plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. On average, the units-of-production and straight line methodologies accounted for approximately 89 percent and 11 percent of depreciation expense, respectively. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes. We depreciate our non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Management believes these depreciation methods are the most appropriate, versus other generally accepted accounting methods, as they most closely match revenues with expenses.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. Property, plant and equipment are grouped for purposes of evaluating recoverability at the combined plant level, the lowest level for which independent cash flows are identifiable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Results of Operations

	Three Months Ended		Six Months Ended
Financial Information (in millions)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net Sales
Cellulose specialties	$183	$201	$362	$407
Commodity products and other	38	12	80	49
Total Net Sales	221	213	442	456

Cost of Sales	176	161	360	349
Gross Margin	45	52	82	107
Selling and general expenses	10	9	22	17
Other operating expense, net	27	37	27	40
Operating Income	8	6	33	50
Interest expense, net	9	3	19	3
Income (Loss) Before Income Taxes	(1)	3	14	47
Income Tax Expense (Benefit)	(1)	(2)	4	11
Net Income	$—	$5	$10	$36

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,638	$1,768	$1,653	$1,796
Commodity products	666	650	676	681
Sales Volumes (thousands of metric tons)
Cellulose specialties	111	113	219	227
Commodity products	55	13	113	63

Gross Margin %	20.4%	24.4%	18.6%	23.5%
Operating Margin %	3.6%	2.8%	7.5%	11.0%
Effective Tax Rate %	53.0%	(53.3)%	27.0%	23.4%

Sales (in millions)	June 28, 2014	Changes Attributable to:		June 27, 2015
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$201	$(15)	$(3)	$183
Commodity products and other	12	1	25	38
Total Sales	$213	$(14)	$22	$221
For the three months ended June 27, 2015, total sales increased $8 million, or approximately 4 percent, primarily due to increased commodity product sales volumes reflecting a shorter annual shutdown and increased efficiencies realized in our commodity production in 2015. This was partially offset by lower cellulose specialties prices as a result of the annual price negotiations and lower cellulose specialties volumes due to the timing of sales.

Sales (in millions)	June 28, 2014	Changes Attributable to:		June 27, 2015
Six Months Ended		Price	Volume/Mix
Cellulose specialties	$407	$(31)	$(14)	$362
Commodity products and other	49	(1)	32	80
Total Sales	$456	$(32)	$18	$442
For the six months ended June 27, 2015, total sales decreased $14 million, or approximately 3 percent, primarily due to lower cellulose specialties prices as a result of the annual price negotiations and lower cellulose specialties volumes due to the timing of sales. This was partially offset by increased commodity product sales volumes reflecting a shorter annual shutdown and increased efficiencies realized in our commodity production in 2015.

Operating Income (in millions)	June 28, 2014	Changes Attributable to (a):			June 27, 2015
Three Months Ended		Price	Volume/Sales Mix	Cost
Operating Income	$6	$(14)	$2	$14	$8
Operating Margin %	2.8%	(6.8)%	1.3%	6.3%	3.6%

(a)	Computed based on contribution margin.
For the three month period ending June 27, 2015, operating income and margin percentage increased $2 million and 0.8 percentage points versus prior year. The price decline is primarily due to lower cellulose specialties prices as a result of annual price negotiations. Lower cellulose specialties sales volumes were offset by increased commodity sales volumes. Other operating expenses, included in cost, declined $10 million as lower costs related to the separation from its former parent were partially offset by the non-cash impairment charge related to the strategic asset realignment of its Jesup plant. Additionally, costs declined $4 million as lower wood, chemical and energy prices, due to cost reduction activities and market conditions, were partially offset by higher costs from labor and depreciation, from a shorter annual shutdown at its Jesup plant, and higher selling and general expenses from being an independent, public company.

Operating Income (in millions)	June 28, 2014	Changes Attributable to (a):			June 27, 2015
Six Months Ended		Price	Volume/Sales Mix	Cost
Operating Income	$50	$(32)	$(1)	$16	$33
Operating Margin %	11.0%	(6.7)%	(0.4)%	3.6%	7.5%

(a)	Computed based on contribution margin.
For the six month period ending June 27, 2015, operating income and margin percentage decreased $17 million and 3.5 percentage points versus prior year. The decline is primarily due to lower cellulose specialties prices as a result of the annual price negotiations. Lower cellulose specialties sales volumes were partially offset by increased commodity sales volumes. Other operating expenses, included in cost, declined $13 million as lower costs related to the separation from its former parent were partially offset by the non-cash impairment charge related to the strategic asset realignment of its Jesup plant. Additionally, costs declined $3 million as lower wood, chemical and energy prices, due to cost reduction activities and market conditions, were partially offset by higher costs from labor and depreciation, from a shorter annual shutdown at its Jesup plant, and higher selling and general expenses from being an independent, public company.
Interest Expense and Income Tax Expense (Benefit)
Second quarter and year-to-date interest was $9 million and $19 million, respectively, due to debt issued by the Company in the second quarter of 2014. See Note 3 — Debt for additional information.
The Company’s effective tax rate for the second quarter 2015 was 53.0 percent compared to (53.3) percent for the second quarter 2014. For the six months ended June 27, 2015 and June 28, 2014 the effective tax rates were 27.0 percent and 23.4 percent, respectively. The 2014 effective tax rates were favorably impacted by the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit.

The effective tax rates also differ from the federal statutory rate of 35.0 percent due to the manufacturing tax deduction and state tax credits. The impact of these deductions and credits on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. See Note 9 — Income Taxes.

Liquidity and Capital Resources
Cash flows from operations have historically been our primary source of liquidity and capital resources. We believe our cash flows and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, dividend payments, defined benefit plan contributions and repayment of debt maturities.
Our debt agreements contain various customary covenants. At June 27, 2015, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant EBITDA or liabilities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 27, 2015	December 31, 2014
Cash and cash equivalents (a)	$73	$66
Availability under the Revolving Credit Facility (b)	235	222
Total debt (c)	908	945
Stockholders’ deficit	(51)	(62)
Total capitalization (total debt plus equity)	857	883
Debt to capital ratio	106%	107%

(a)	Cash and cash equivalents consisted of cash, money market deposits, and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $15 million and $28 million at June 27, 2015 and December 31, 2014, respectively.

(c)	See Note 3 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash provided by (used for):	June 27, 2015	June 28, 2014
Operating activities	$88	$103
Investing activities	(41)	(64)
Financing activities	(40)	(19)
Cash provided by operating activities decreased $15 million primarily due to cash interest and tax payments.
Cash used for investing activities decreased $23 million due to lower capital expenditures.
Cash used for financing activities increased $21 million due to debt repayments in 2015 partially offset by debt issuance costs in 2014.

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
EBITDA is defined by SEC rule. Pro Forma EBITDA is defined by the Company as EBITDA before non-cash impairment charges, one-time separation and legal costs, insurance recovery and environmental reserve adjustments. EBITDA and Pro Forma EBITDA are not necessarily indicative of results that may be generated in future periods. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Six Months Ended
Net Income to EBITDA Reconciliation	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net Income	$—	$5	$10	$36
Depreciation and amortization	21	18	42	38
Interest, net	9	3	19	3
Income tax expense	(1)	(2)	4	11
EBITDA	29	24	75	88
Non-cash impairment charge	28	—	28	—
One-time separation and legal costs	(1)	36	(1)	39
Insurance settlement	(1)	—	(1)	—
Pro Forma EBITDA	$55	$60	$101	$127
EBITDA for the three months ended June 27, 2015 increased from the prior year period primarily due to lower non-cash charges in the current year versus the prior year period. EBITDA for the six months ended June 27, 2015 decreased primarily due to lower operating results offset by lower non-cash charges in the current year versus the prior year period. Pro Forma EBITDA for the three and six months ended June 27, 2015 decreased from the prior year periods due to lower operating results. For more information on the Company’s operating results, see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations of this Form 10-Q.
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
Below is a reconciliation of Cash Flow from Operations to Adjusted Free Cash Flow for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation	June 27, 2015	June 28, 2014
Cash flow from operations	$88	$103
Capital expenditures (a)	(41)	(51)
Adjusted Free Cash Flow	$47	$52

Cash used for investing activities	$(41)	$(64)
Cash used for financing activities	$(40)	$(19)

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. There was no strategic capital for the six months ended June 27, 2015. Strategic capital totaled $13 million for the purchase of timber deeds for the six months ended June 28, 2014.

Adjusted Free Cash Flow decreased slightly over the prior year due to lower operating results offset by lower capital expenditures.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K. See Note 13 — Guarantees for details on our letters of credit and surety bonds as of June 27, 2015.

Outlook
In acetate markets, we believe demand will be soft in the near term driven by continued inventory de-stocking and recent public policy changes related to smoking in China. In ethers markets, while there are pockets of growth, the broader category has been pressured by a soft European economy and depressed pricing for cotton based alternatives. Markets for high-strength viscose, engine filtration media and casings remain relatively stable and we expect these trends to continue.
As a result of industry oversupply and weaker end-market demand, we continue to focus on our 2015 initiatives to reduce costs, optimize our assets and grow our business. As previously discussed, we announced a strategic repositioning to better align our assets to current market conditions. Additionally, earlier in the quarter, we entered into a non-binding letter of intent to form a joint venture with Borregaard ASA that would process lignin produced at our Fernandina plant, currently used for energy, into higher-value products. These actions, combined with our cost savings initiatives, will further our ability to compete effectively and position ourselves for near and long-term success.
For 2015, cellulose specialties volumes are expected to be comparable to 2013/2014 levels with prices 7 to 8 percent below 2014 average prices. Our estimated EBITDA is expected to be $210 to $225 million. Capital expenditures in 2015 are expected to be approximately $80 million; of that, $15 to $20 million is for the boiler MACT project with the remainder being allocated to maintenance and high-return cost reduction projects. We expect our 2015 effective tax rate to be between 33 and 34 percent.
Our full year 2015 performance is and will be subject to a number of risk variables and uncertainties, including those discussed under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note About Forward Looking Statements of this Form 10-Q and Item 1A — Risk Factors of this report on Form 10-Q as well as our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At June 27, 2015, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialties product prices are based on market supply and demand and are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that extend through 2015 to 2017. The pricing provisions of these contracts are set in the fourth quarter in the year prior to the shipment.
As of June 27, 2015 we had $350 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $4 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 27, 2015 was $494 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 27, 2015 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $34 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At June 27, 2015, we had no fuel oil or natural gas forward contracts outstanding.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 27, 2015.
During the quarter ended June 27, 2015, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
On March 26, 2014, we were served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper alleges, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating to the permitted discharge from the Jesup plant. The plant’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (referred to as the “EPD”), as well as the terms of a consent order entered into in 2008 (and later amended) by EPD and us. The complaint seeks, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. The total amount of monetary relief sought by the plaintiff cannot be determined at this time.
On March 31, 2015, our motion for summary judgment was granted by the court, with respect to the Clean Water Act and Georgia Water Quality Control Act claims. State law claims for public nuisance and negligence were also dismissed, for lack of jurisdiction, without prejudice. The Altamaha Riverkeeper elected not to appeal the court’s summary judgment order and, therefore, this lawsuit has been dismissed and is now concluded.
Stockholder Litigation. As previously disclosed in a Form 8-K filed by the Company, on May 4, 2015 the Company was served with a lawsuit filed in the U.S. District Court for the Middle District of Florida, captioned Oklahoma Firefighters Pension and Retirement System vs. Rayonier Advanced Materials Inc., Paul G. Boynton, Frank A. Ruperto and Benson K. Woo. The case is a purported class action alleging securities laws violations, primarily related to claims that the Company failed to record adequate environmental reserves related to disposed operations which, the plaintiffs allege led to a drop in the Company’s stock price between June 30, 2014 and January 28, 2015. The allegations are couched as violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks unspecified monetary damages and other relief. All discovery has been stayed pending the court’s ruling on the Company’s forthcoming motion to dismiss the amended consolidated complaint.
The Company strongly believes the complaint and its allegations to be baseless and without merit, and will continue to vigorously defend this action. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, other than those noted below. Please refer to Item 1A — Risk Factors in our Form 10-K for a discussion of the other risks to which our business, financial condition, results of operations and cash flows are subject.

We may not achieve the benefits anticipated from our Jesup plant strategic realignment.
On July 30, 2015, the Company announced a strategic realignment at our Jesup plant to better align our assets to global market dynamics in cellulose specialties and better serve our commodity product customers. Please see Item 2 — Management’s Discussion and Analysis — Executive Summary for more information on the Jesup plant’s strategic asset realignment. Failure to complete this initiative within the planned cost and timing parameters and achieve the anticipated benefits could adversely affect our financial condition and results of operations. In addition, there can be no assurance the strategic repositioning will positively impact the Company’s cellulose specialties pricing and overall profitability.

Item 6.	Exhibits

10.1	Description of Rayonier Advanced Materials Inc. 2015 Performance Share Award Program*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 27, 2015 and June 28, 2014; (ii) the Condensed Consolidated Balance Sheets as of June 27, 2015 and December 31, 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 27, 2015 and June 28, 2014; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith
*Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: August 6, 2015