Form 10-Q
period 2015-09-26
RAYONIER ADVANCED MATERIALS INC.
filed 2015-10-29
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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

The registrant had 42,872,601 shares of common stock, $.01 par value per share, outstanding as of October 23, 2015.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net Sales	$257,590	$253,695	$699,830	$709,725
Cost of Sales	187,421	198,006	547,768	546,942
Gross Margin	70,169	55,689	152,062	162,783

Selling, general and administrative expenses	11,596	9,493	33,663	26,730
Other operating expense, net (Note 8)	611	4,518	27,906	44,800
Operating Income	57,962	41,678	90,493	91,253
Interest expense	8,962	9,469	27,584	12,694
Interest and miscellaneous expense (income), net	(56)	57	(133)	62
Income Before Income Taxes	49,056	32,152	63,042	78,497
Income tax expense (Note 9)	16,765	12,744	20,543	23,580
Net Income	$32,291	$19,408	$42,499	$54,917

Earnings Per Share of Common Stock (Note 7)
Basic earnings per share	$0.77	$0.46	$1.01	$1.30
Diluted earnings per share	$0.76	$0.46	$1.00	$1.30

Dividends Declared Per Share	$0.07	$0.07	$0.21	$0.07

Comprehensive Income:
Net Income	$32,291	$19,408	$42,499	$54,917
Other Comprehensive Income (Loss) (Note 6)
Amortization of pension and postretirement plans, net of income tax (expense) benefit of ($1,323), ($2,779), ($3,970) and $501	2,352	4,834	7,057	(871)
Total other comprehensive income (loss)	2,352	4,834	7,057	(871)
Comprehensive Income	$34,643	$24,242	$49,556	$54,046

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 26, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$100,355	$65,977
Accounts receivable, less allowance for doubtful accounts of $151 and $151	64,242	69,263
Inventory (Note 2)	122,325	140,209
Deferred tax assets	8,527	8,275
Prepaid and other current assets	42,529	36,267
Total current assets	337,978	319,991
Property, Plant and Equipment, Gross	2,018,214	2,010,644
Less — Accumulated Depreciation	(1,213,899)	(1,167,269)
Property, Plant and Equipment, Net	804,315	843,375
Deferred Tax Assets	85,962	78,547
Other Assets	58,677	61,967
Total Assets	$1,286,932	$1,303,880
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$48,230	$64,697
Current maturities of long-term debt (Note 3)	8,224	8,400
Accrued income and other taxes	9,749	4,643
Accrued payroll and benefits	19,393	23,124
Accrued interest	10,273	2,684
Accrued customer incentives	15,365	12,743
Other current liabilities	6,246	7,913
Dividends payable	2,954	—
Current liabilities for disposed operations (Note 5)	9,546	7,241
Total current liabilities	129,980	131,445
Long-Term Debt (Note 3)	884,649	936,416
Non-Current Liabilities for Disposed Operations (Note 5)	142,846	149,488
Pension and Other Postretirement Benefits (Note 11)	138,868	141,338
Other Non-Current Liabilities	7,551	7,605
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of September 26, 2015 and December 31, 2014	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 42,873,866 and 42,616,319 issued and outstanding, as of September 26, 2015 and December 31, 2014, respectively	429	426
Additional paid-in capital	66,940	62,082
Accumulated earnings (deficit)	12,056	(21,476)
Accumulated other comprehensive loss	(96,387)	(103,444)
Total Stockholders’ Deficit	(16,962)	(62,412)
Total Liabilities and Stockholders’ Deficit	$1,286,932	$1,303,880

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Operating Activities
Net income	$42,499	$54,917
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,393	62,115
Stock-based incentive compensation expense	7,293	5,614
Amortization of capitalized debt costs	1,663	550
Deferred income taxes	(14,772)	760
Increase in liabilities for disposed operations	49	20,019
Impairment charge	28,462	—
Amortization of losses and prior service costs from pension and postretirement plans	11,027	5,662
Loss from sale/disposal of property, plant and equipment	1,101	988
Other	157	—
Changes in operating assets and liabilities:
Receivables	5,435	(21,405)
Inventories	17,884	6,565
Accounts payable	(11,559)	(10,556)
Accrued liabilities	10,253	24,979
All other operating activities	(8,465)	(20,356)
Expenditures for disposed operations	(4,386)	(2,151)
Cash Provided by Operating Activities	152,034	127,701
Investing Activities
Capital expenditures	(59,657)	(60,214)
Purchase of timber deeds	—	(12,692)
Purchase of land	—	(1,528)
Other	—	(1,450)
Cash Used for Investing Activities	(59,657)	(75,884)
Financing Activities
Issuance of debt	—	1,025,000
Repayment of debt	(52,100)	(77,100)
Dividends paid	(5,907)	—
Proceeds from the issuance of common stock	8	549
Debt issuance costs	—	(15,432)
Common stock repurchased	—	(92)
Net payments to Rayonier	—	(956,579)
Cash Used for Financing Activities	(57,999)	(23,654)

Cash and Cash Equivalents
Change in cash and cash equivalents	34,378	28,163
Balance, beginning of year	65,977	—
Balance, end of period	$100,355	$28,163

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$21,008	$1,881
Income taxes	$24,136	$18,350
Non-cash investing and financing activities:
Capital assets purchased on account	$11,729	$7,935

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
New or Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. The update requires inventory to be measured at the lower of cost and net realizable value. It is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The update is not expected to have a material impact on the Company’s financial statements as current inventory valuation practices already approximate the lower of cost or net realizable value.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements. As of September 26, 2015, approximately $12 million in debt issuance costs are capitalized in “Other Assets.”
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
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through October 29, 2015, the date these financial statements were available to be issued. One subsequent event warranting disclosure was identified. On October 16, 2015, the Company declared a fourth quarter 2015 cash dividend of $0.07 per share of common stock. The dividend is payable on December 31, 2015 to stockholders of record on December 17, 2015.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    Inventory
As of September 26, 2015 and December 31, 2014, the Company’s inventory included the following:

	September 26, 2015	December 31, 2014
Finished goods	$99,303	$120,221
Work-in-progress	4,103	2,418
Raw materials	16,207	14,670
Manufacturing and maintenance supplies	2,712	2,900
Total inventory	$122,325	$140,209

3.    Debt
The Company’s debt consisted of the following:

	September 26, 2015	December 31, 2014
Term A-1 Loan Facility borrowings maturing through 2019 at a variable interest rate of 1.69% (a)	$57,121	$106,973
Term A-2 Loan Facility borrowings maturing through 2021 at a variable interest rate of 1.27% (b)	285,752	287,843
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000	550,000
Total debt	892,873	944,816
Less: Current maturities of long-term debt	(8,224)	(8,400)
Long-term debt	$884,649	$936,416

(a)	The Term A-1 Loan includes an unamortized issue discount of approximately $0.2 million at September 26, 2015. The face amount of the liability is $57.3 million.

(b)	The Term A-2 Loan includes an unamortized issue discount of approximately $0.6 million at September 26, 2015. The face amount of the liability is $286.4 million.
During the first nine months of 2015, the Company made $52.1 million in principal debt repayments on the Term Loan Facilities. There were no other significant changes to the Company’s outstanding debt as reported in Note 6 — Debt of the Company’s 2014 Annual Report on Form 10-K.
Principal payments due during the next five years and thereafter are as follows:

Remaining 2015	$2,100
2016	8,400
2017	9,775
2018	11,150
2019	38,225
Thereafter	824,050
Total principal payments	$893,700

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at September 26, 2015 and December 31, 2014, using market information and what management believes to be appropriate valuation methodologies:

	September 26, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$100,355	$100,355	$—	$65,977	$65,977	$—
Current maturities of long-term debt	(8,224)	—	(8,400)	(8,400)	—	(8,400)
Fixed-rate long-term debt	(550,000)	—	(401,500)	(550,000)	—	(453,063)
Variable-rate long-term debt	(334,649)	—	(335,300)	(386,416)	—	(387,400)
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

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the nine months ended September 26, 2015 is as follows:

Balance, beginning of period	$156,729
Expenditures charged to liabilities	(4,386)
Increase to liabilities	49
Balance, end of period	152,392
Less: Current portion	(9,546)
Non-current portion	$142,846
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 26, 2015, the Company estimates this exposure could range up to approximately $64 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Nine Months Ended
Unrecognized components of employee benefit plans, net of tax	September 26, 2015	September 27, 2014
Balance, beginning of period	$(103,444)	$(39,699)
Amounts reclassified from accumulated other comprehensive loss (a)	7,057	3,596
Other comprehensive loss before reclassifications	—	(4,467)
Net other comprehensive income (loss)	7,057	(871)
Net transfer from Rayonier (b)	—	(35,419)
Balance, end of period	$(96,387)	$(75,989)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

(b)
Prior to the Separation, certain of the Company’s employees participated in employee benefit plans sponsored by Rayonier. The Company did not record an asset, liability or accumulated other comprehensive loss to recognize the funded status of the Rayonier plans on the consolidated balance sheet until the Separation.

7.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$32,291	$19,408	$42,499	$54,917

Shares used for determining basic earnings per share of common stock (a)	42,199,659	42,167,014	42,192,956	42,160,559
Dilutive effect of:
Stock options	—	68,799	—	69,600
Performance and restricted shares	121,363	12,157	120,379	10,289
Shares used for determining diluted earnings per share of common stock	42,321,022	42,247,970	42,313,335	42,240,448
Basic earnings per share (not in thousands)	$0.77	$0.46	$1.01	$1.30
Diluted earnings per share (not in thousands)	$0.76	$0.46	$1.00	$1.30

(a)
On June 27, 2014, 42,176,565 shares of our common stock were distributed to Rayonier shareholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, this amount is assumed to be outstanding as of the beginning of each period prior to the Separation presented in the calculation of weighted average shares.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock options	550,747	179,693	463,123	174,679
Restricted stock	235,806	109,894	222,376	37,444
Performance shares	142,627	—	142,322	—
Total	929,180	289,587	827,821	212,123

8.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Non-cash impairment charge (a)	$—	$—	$28,462	$—
Loss on sale or disposal of property, plant and equipment	454	271	734	988
Increase to liabilities for disposed operations resulting from separation from Rayonier (b)	—	—	—	18,419
One-time separation and legal costs	—	2,774	(802)	23,454
Environmental reserve adjustment	—	1,500	—	1,500
Insurance settlement	—	—	(1,000)	—
Miscellaneous expense (income)	157	(27)	512	439
Total	$611	$4,518	$27,906	$44,800

(a)
In light of the persistent imbalance of supply and demand in the cellulose specialties markets, on July 30, 2015, the Company announced a strategic asset realignment at its Jesup, Georgia plant to better align its production assets to current market conditions, improve efficiency and restore commodity production throughput to approach historical levels. This realignment resulted in the abandonment of certain long-lived assets, primarily at the Jesup plant. As a result, the abandoned assets were written down to salvage value and a $28 million pre-tax, non-cash impairment charge was recorded during the second quarter of 2015. The abandonment led management to conduct an impairment analysis on all long-lived assets being held and used on a combined plant level. Based on the impairment analysis performed, management concluded the assets were recoverable.

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

9.    Income Taxes
The Company’s effective tax rate for the third quarter 2015 was 34.2 percent compared to 39.6 percent for the third quarter 2014. The 2014 effective tax rate was unfavorably impacted by a valuation allowance adjustment recorded in the period related to state tax credits.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

For the nine months ended September 26, 2015 and September 27, 2014, the effective tax rates were 32.6 percent and 30.0 percent, respectively. The 2014 effective tax rate was favorably impacted by the reversal of a reserve related to the taxability of the cellulosic biofuel producer credit.
The effective tax rates also differ from the federal statutory rate of 35.0 percent due to the manufacturing tax deduction and state tax credits. The current year periods are also impacted by an adjustment for state deferred tax rates as a result of a change in a state apportionment factor. The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes.
The provision for income taxes for periods prior to June 27, 2014, the date of the Separation from Rayonier, has been computed as if the Company were a stand-alone company.

10.    Incentive Stock Plans
The Company’s total stock based compensation cost, including allocated amounts, for the nine months ended September 26, 2015 and September 27, 2014 was $7.3 million and $5.6 million, respectively.
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
The following table summarizes the activity on the Company’s incentive stock awards for the period ended September 26, 2015:

	Stock Options		Restricted Stock		Performance Shares		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	466,015	$31.73	145,085	$41.66	47,977	$42.27	143,369	$40.52
Granted	—	—	270,521	21.15	214,403	17.51	—	—
Forfeited	(6,740)	38.54	(12,142)	28.80	(2,444)	17.57	(1,671)	19.84
Exercised or settled	(460)	17.34	(14,997)	37.86	—	—	—	—
Expired or cancelled	(12,098)	29.99	—	—	(47,977)	42.27	—	—
Outstanding at September 26, 2015	446,717	$31.69	388,467	$12.76	211,959	$17.51	141,698	$40.76
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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$1,494	$1,510	$251	$162
Interest cost	3,807	3,788	230	191
Expected return on plan assets	(5,809)	(5,934)	—	—
Amortization of prior service cost	188	296	4	4
Amortization of losses	3,358	2,812	169	133
Amortization of negative plan amendment	—	—	(44)	(134)
Total net periodic benefit cost	$3,038	$2,472	$610	$356

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$4,482	$2,589	$754	$476
Interest cost	11,421	7,591	689	497
Expected return on plan assets	(17,426)	(12,399)	—	—
Amortization of prior service cost	563	865	13	12
Amortization of losses	10,075	4,808	507	377
Amortization of negative plan amendment	—	—	(131)	(402)
Total net periodic benefit cost	$9,115	$3,454	$1,832	$960
The Company does not have any mandatory pension contribution requirements and does not expect to make any discretionary contributions in 2015.

12.    Contingencies
The Company is currently party to various legal proceedings, including those noted in this section. Unless specifically noted, any possible range of loss associated with the legal proceedings described below is not reasonably estimable at this time. The Company is also engaged in various other legal and regulatory actions and proceedings, and has been named as a defendant in various other lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. While there can be no assurance, the Company believes, except as specifically noted below, the ultimate outcome of these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On August 13, 2015, Eastman Chemical Company (“Eastman”) served the Company, and on August 14, 2015 the Company served Eastman, respectively, with lawsuits relating to the Company’s cellulose specialties purchase and sale contract (the “agreement”) with Eastman. Eastman’s lawsuit was filed in the Chancery Court for Sullivan County, Tennessee, while the Company’s lawsuit was filed in the Superior Court of Gwinnett County, Georgia.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The filings by each of Eastman and the Company ask the respective court to confirm the meaning of certain “meet or release” pricing and volume provisions in the agreement that require the Company, under certain circumstances, to respond to offers made to Eastman by other suppliers. The Company seeks a declaration that these provisions apply to a maximum number of metric tons of product per year, while Eastman claims these provisions provide Eastman with, in essence, meet or release rights for unlimited volume. In addition, the parties have asked the court to confirm the meaning of certain additional contract provisions relating to pricing in future years. In its filings, Eastman has also asserted other claims which seek to limit, terminate or void the agreement. The records in both cases are currently under seal and are being treated as confidential by the respective courts.
The Company believes the contract is valid and enforceable in accordance with its terms as to both price and volume requirements, and the meet or release provisions should be enforced in accordance with the Company’s position. Eastman is seeking declaratory relief as to its interpretation of certain provisions of the agreement. Eastman also seeks a declaration of its right to void the agreement if its interpretation is rejected. An unfavorable decision and judgment that result in a voiding or termination of the agreement, or which materially limit Eastman’s obligations under the agreement to purchase certain volumes of products from the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 26, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment
Standby letters of credit (a)	$14,216
Surety bonds (b)	56,151
Total financial commitments	$70,367

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance requirements relating to environmental remediation of disposed sites. The letters of credit will expire during 2016 and will be renewed as required.

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2014 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes, including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The factors contained in Item 1A — Risk Factors in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Such risks and uncertainties include, but are not limited to: competitive pressures in the markets in which we operate; our ability to complete our recently announced operational realignment at the Jesup plant within the planned cost and timing parameters and achieve the anticipated benefits; the risks associated with the previously-disclosed litigation with Eastman Chemical, our largest customer, relating to certain volume and pricing-related terms of our supply contract; our customer concentration; changes in cellulose specialties and commodity product supply, demand and prices; changes in raw material and energy prices; international operations; changes in global economic conditions, including currency; the Chinese dumping duties currently in effect for commodity viscose pulps; potential legal, regulatory and similar challenges relating to our permitted air emissions and waste water discharges from our facilities by non-governmental groups and individuals; the effect of current and future environmental laws and regulations as well as changes in circumstances on the cost and estimated future cost of required environmental expenditures; the potential impact of future tobacco-related restrictions; potential for additional pension contributions; labor relations with the unions representing our hourly employees; the effect of weather and other natural conditions; changes in transportation-related costs and availability; the failure to attract and retain key personnel; the failure to develop new ideas and protect our intellectual property; uncertainties related to the availability of additional financing to us in the future and the terms of such financing; our inability to make or effectively integrate future acquisitions and engage in certain other corporate transactions; any failure to realize expected benefits from our separation from Rayonier Inc.; financial and other obligations under agreements relating to our debt; and uncertainties relating to general economic, political, business, industry, regulatory and market conditions.
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

The Company’s primary products consist of the following:
Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products. Typically, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements. The manufacture and sale of cellulose specialties products are the primary driver of the Company’s profitability.
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
Industry Update
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
In this regard, the Company announced a strategic asset realignment of its Jesup, Georgia plant to better align its production assets to current market conditions, improve efficiency and restore commodity production throughput to approach historical levels. The Jesup plant has three production lines, A-line, B-line and C-line. In July 2015, the Company announced it will invest $25 million to realign assets related to its approximately 190,000 ton C-line at the Jesup plant for the permanent production of commodity products, specifically fluff and commodity viscose. Certain assets installed on the C-line during the Company’s 2013 cellulose specialties expansion will be repositioned to the A-line to replace less efficient equipment. As a result of these changes, the A-line’s cost position will improve and its operational flexibility will increase, allowing it to produce a broader range of products for customers interested in higher value and performance. In addition, the Company’s overall cellulose specialties capacity will be reduced by approximately 190,000 tons, or 28 percent, while its annual fluff and viscose production capacity will increase by 11 percent to approximately 245,000 tons annually. These actions are expected to reduce the Company’s costs by approximately $14 million annually, in part driven by a reduction of 43 employees through attrition. The timing of the strategic asset realignment is contingent upon completing the required engineering and receiving the appropriate permits.
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
Depreciation of long-lived assets
Depreciation expense is computed using the units-of-production method for our plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. On average, the units-of-production and straight line methodologies accounted for approximately 90 percent and 10 percent of depreciation expense, respectively. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes. We depreciate our non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Management believes these depreciation methods are the most appropriate, versus other generally accepted accounting methods, as they most closely match revenues with expenses.
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

Results of Operations

	Three Months Ended		Nine Months Ended
Financial Information (in millions)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net Sales
Cellulose specialties	$215	$223	$577	$630
Commodity products and other	42	31	123	80
Total Net Sales	257	254	700	710

Cost of Sales	187	198	548	547
Gross Margin	70	56	152	163
Selling, general and administrative expenses	11	9	34	27
Other operating expense, net	1	5	28	45
Operating Income	58	42	90	91
Interest expense, net	9	10	27	13
Income Before Income Taxes	49	32	63	78
Income Tax Expense	17	13	21	23
Net Income	$32	$19	$42	$55

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,623	$1,727	$1,641	$1,771
Commodity products	664	711	672	692
Sales Volumes (thousands of metric tons)
Cellulose specialties	133	129	352	356
Commodity products	61	39	174	102

Gross Margin %	27.2%	22.0%	21.7%	23.0%
Operating Margin %	22.6%	16.5%	12.9%	12.8%
Effective Tax Rate %	34.2%	39.6%	32.6%	30.0%

Sales (in millions)	September 27, 2014	Changes Attributable to:		September 26, 2015
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$223	$(14)	$6	$215
Commodity products and other	31	(3)	14	42
Total Sales	$254	$(17)	$20	$257
For the three months ended September 26, 2015, total sales increased $3 million, or approximately one percent, primarily due to increased sales volumes reflecting a shorter annual shutdown and increased efficiencies realized in our 2015 commodity production. This was partially offset by lower cellulose specialties prices as a result of our annual price negotiations.

Sales (in millions)	September 27, 2014	Changes Attributable to:		September 26, 2015
Nine Months Ended		Price	Volume/Mix
Cellulose specialties	$630	$(45)	$(8)	$577
Commodity products and other	80	(4)	47	123
Total Sales	$710	$(49)	$39	$700
For the nine months ended September 26, 2015, total sales decreased $10 million, or approximately one percent, primarily due to lower cellulose specialties prices as a result of our annual price negotiations and slightly lower cellulose specialties volumes due to the timing of sales between quarters. We believe total 2015 cellulose specialties sales volumes will be consistent with 2014 annual sales volumes. Cellulose specialties price and volume decreases were partially offset by increased commodity product sales volumes reflecting a shorter annual shutdown and increased efficiencies realized in our 2015 commodity production.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	September 27, 2014	Price	Volume/Sales Mix	Cost	SG&A and other	September 26, 2015
Operating Income	$42	$(17)	$10	$21	$2	$58
Operating Margin %	16.5%	(6.0)%	3.1%	8.2%	0.8%	22.6%

(a)	Computed based on contribution margin.
For the three month period ending September 26, 2015, operating income and margin percentage increased $16 million and 6 percentage points versus prior year. The price decline is primarily due to lower cellulose specialties prices as a result of our annual price negotiations. This was partially offset by increased sales volumes for both cellulose specialties and commodity products. Additionally, costs declined $21 million due to lower wood, chemical, energy and labor and maintenance costs as a result of both our cost reduction activities and favorable market conditions. Selling, general and administrative (“SG&A”) and other expenses decreased $2 million primarily due to lower one-time separation and legal costs and environmental reserve adjustments.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Nine Months Ended	September 27, 2014	Price	Volume/Sales Mix	Cost	SG&A and other	September 26, 2015
Operating Income	$91	$(49)	$11	$27	$10	$90
Operating Margin %	12.8%	(6.5)%	1.2%	4.0%	1.4%	12.9%

(a)	Computed based on contribution margin.
For the nine month period ending September 26, 2015, operating income decreased $1 million versus prior year. The decline in operating income is primarily due to lower cellulose specialties prices as a result of our annual price negotiations. This was partially offset by increased commodity sales volumes. Costs declined $27 million as lower wood, chemical and energy prices, due to cost reduction activities and market conditions, were partially offset by higher costs from depreciation as a result of a shorter annual shutdown. SG&A and other expenses decreased $10 million as the $28 million impairment charge recognized in the second quarter of 2015 and increased costs of being an independent public company were more than offset by lower one-time separation and legal costs of $24 million and lower environmental reserve adjustments of $20 million.
Interest Expense and Income Tax Expense
Third quarter interest expense decreased by approximately $1 million primarily due to principal repayments made on the debt during 2015.
For the nine month period ended September 26, 2015, interest expense increased $15 million due to debt issued by the Company in the second quarter of 2014 in order to separate from our former Parent. See Note 3 — Debt for additional information.
The Company’s effective tax rate for the third quarter 2015 was 34.2 percent compared to 39.6 percent for the third quarter 2014. The 2014 effective tax rate was unfavorably impacted by a valuation allowance adjustment recorded in the period related to state tax credits.

For the nine months ended September 26, 2015 and September 27, 2014, the effective tax rates were 32.6 percent and 30.0 percent, respectively. The 2014 effective tax rate was favorably impacted by the reversal of a reserve related to the taxability of the cellulosic biofuel producer credit.
The effective tax rates also differ from the federal statutory rate of 35.0 percent due to the manufacturing tax deduction and state tax credits. The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. See Note 9 — Income Taxes.

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
Our debt agreements contain various customary covenants. At September 26, 2015, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or liabilities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 26, 2015	December 31, 2014
Cash and cash equivalents (a)	$100	$66
Availability under the Revolving Credit Facility (b)	236	222
Total debt (c)	893	945
Stockholders’ deficit	(17)	(62)
Total capitalization (total debt plus equity)	876	883
Debt to capital ratio	102%	107%

(a)	Cash and cash equivalents consisted of cash, money market deposits, and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $14 million and $28 million at September 26, 2015 and December 31, 2014, respectively.

(c)	See Note 3 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Provided by (Used for):	September 26, 2015	September 27, 2014
Operating activities	$152	$128
Investing activities	(60)	(76)
Financing activities	(58)	(24)
Cash provided by operating activities increased $24 million primarily due to decreases in working capital driven primarily by lower receivable and inventory balances.
Cash used for investing activities decreased $16 million primarily due to the 2014 purchases of timber deeds and land.
Cash used for financing activities increased $34 million due to the 2014 issuance of debt, partially offset by net payments to the Company’s former parent, debt issuance costs and higher debt repayments in 2014.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, pro forma EBITDA and adjusted free cash flow. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and adjusted free cash flow is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA and pro forma EBITDA as performance measures and adjusted free cash flow as a liquidity measure.
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. Pro forma EBITDA is defined by the Company as EBITDA before non-cash impairment charges, environmental reserve adjustments, one-time separation and legal costs and insurance recoveries. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods. Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Nine Months Ended
Net Income to EBITDA Reconciliation	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net Income	$32	$19	$42	$55
Depreciation and amortization	23	24	65	62
Interest, net	9	10	27	13
Income tax expense	17	13	21	23
EBITDA	81	66	155	153
Non-cash impairment charge	—	—	28	—
Environmental reserve adjustment	—	2	—	20
One-time separation and legal costs	2	3	1	24
Insurance settlement	—	—	(1)	—
Pro Forma EBITDA	$83	$71	$183	$197
EBITDA and pro forma EBITDA for the three months ended September 26, 2015 increased from the prior year period primarily due to higher gross margin as a result of increased volume and lower costs partially offset by lower prices.
EBITDA for the nine months ended September 26, 2015 was comparable to the prior year period as lower sales prices were offset by lower costs, higher volumes and lower one-time charges. Pro forma EBITDA for the nine months ended September 26, 2015 decreased from the prior year period primarily due to lower prices and higher SG&A expenses partially offset by higher sales volumes and lower manufacturing costs.
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

Below is a reconciliation of cash flow from operations to adjusted free cash flow for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation	September 26, 2015	September 27, 2014
Cash flow from operations	$152	$128
Capital expenditures (a)	(60)	(60)
Adjusted Free Cash Flow	$92	$68

Cash used for investing activities	$(60)	$(76)
Cash used for financing activities	$(58)	$(24)

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. There was no strategic capital for the nine months ended September 26, 2015. Strategic capital totaled $13 million for the purchase of timber deeds and $2 million for the purchase of land from Rayonier for the nine months ended September 27, 2014. There have not been any strategic capital expenditures in 2015.

Adjusted free cash flow increased over the prior year due to decreases in working capital driven primarily by lower receivable and inventory balances.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 13 — Guarantees for details on our letters of credit and surety bonds as of September 26, 2015.
The following table includes material updates to our contractual financial obligations table as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations of our 2014 Form 10-K. All items excluded from the table are materially consistent with the Form 10-K presentation.

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2015	2016-2017	2018-2019	Thereafter
Long-term debt, including current maturities	$893	$2	$18	$49	$824
Interest payments on long-term debt (a)	298	9	74	73	142
Total contractual cash obligations	$1,191	$11	$92	$122	$966

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 26, 2015.

Outlook
The industry has experienced softness over the past two years due to increased capacity and lower than expected demand-side growth. In acetate markets, we believe demand will be depressed in the near-term driven by continued inventory de-stocking and recent public policy changes related to smoking in China. In ethers markets, while there are pockets of growth, the broader category remains under pressure, mainly driven by the European economy. Markets for high-strength viscose, engine filtration media and casings remain relatively stable and we expect these trends to continue. Exacerbating these market conditions, we see competitors continue to benefit from weaker local currencies versus the U.S. dollar.
As a result of industry oversupply and weaker end-market demand, we continue to focus on our three strategic initiatives. First, we continue to focus on cost reduction to generate solid cash flows and focus our cash towards reducing net debt and reinvesting in our business. Our $40 million cost savings plan, which is the first step in an ongoing continuous improvement initiative, is positively impacting results in 2015 and positions us better to manage the future. Second, we are taking steps to optimize our assets. The repositioning we announced last quarter further aligns our capacity in the current market conditions. This will help us further lower costs and maximize cash flow. Third, we will continue to work on enhancing value for our customers. As such, we will drive product innovation to differentiate the value proposition between us and our competitors as well as develop new products for current and future customers. This initiative will take more time to produce results than the other initiatives.
For 2015, cellulose specialties volumes are expected to be comparable to 2014 levels with prices 7 to 8 percent below 2014 average prices. Our estimated EBITDA is expected to be approximately $230 million. Capital expenditures in 2015 are expected to be approximately $80 million; of that, $18 million is for the boiler MACT project with the remainder being allocated to maintenance and high-return cost reduction projects. We anticipate capital expenditures of approximately $15 million in 2016 to complete the boiler MACT project. We expect our 2015 effective tax rate to be between 33 and 34 percent.
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
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At September 26, 2015, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that extend through 2015 to 2017. The pricing provisions of these contracts are set in the fourth quarter in the year prior to the shipment.
As of September 26, 2015 we had $335 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 26, 2015 was $402 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 26, 2015 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $25 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At September 26, 2015, we had no fuel oil or natural gas forward contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 26, 2015.
During the quarter ended September 26, 2015, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings
We are currently party to various legal proceedings, including those noted in this section. We are also engaged in various other legal and regulatory actions and proceedings, and has been named as a defendant in various other lawsuits and claims arising in the ordinary course of its business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, we have in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. While there can be no assurance, we believe, except as specifically noted below, the ultimate outcome of these actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.
Eastman Chemical Litigation. On August 12, 2015, Eastman Chemical Company (“Eastman”) served Rayonier Advanced Materials Inc. (the “Company”), and on August 14, 2015 the Company served Eastman, respectively, with lawsuits relating to the Company’s cellulose specialties purchase and sale contract (the “agreement”) with Eastman. Eastman’s lawsuit was filed in the Chancery Court for Sullivan County, Tennessee, while the Company’s lawsuit was filed in the Superior Court of Gwinnett County, Georgia.
The filings by each of Eastman and the Company ask the respective court to confirm the meaning of certain “meet or release” pricing and volume provisions in the agreement that require the Company, under certain circumstances, to respond to offers made to Eastman by other suppliers. The Company seeks a declaration that these provisions apply to a maximum number of metric tons of product per year, while Eastman claims these provisions provide Eastman with, in essence, meet or release rights for unlimited volume. In addition, the parties have asked the court to confirm the meaning of certain additional contract provisions relating to pricing in future years. In its filings, Eastman has also asserted other claims which seek to limit, terminate or void the agreement. The records in both cases are currently under seal and are being treated as confidential by the respective courts.
The Company believes the contract is valid and enforceable in accordance with its terms as to both price and volume requirements, and the meet or release provisions should be enforced in accordance with the Company’s position. Eastman is seeking declaratory relief as to its interpretation of certain provisions of the agreement. Eastman also seeks a declaration of its right to void the agreement if its interpretation is rejected. An unfavorable decision and judgment that result in a voiding or termination of the agreement, or which materially limit Eastman’s obligations under the agreement to purchase certain volumes of products from the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Stockholder Litigation. As previously disclosed in a Form 8-K filed by the Company, on May 4, 2015 the Company was served with a lawsuit filed in the U.S. District Court for the Middle District of Florida, captioned Oklahoma Firefighters Pension and Retirement System vs. Rayonier Advanced Materials Inc., Paul G. Boynton, Frank A. Ruperto and Benson K. Woo. An amended consolidated complaint was filed on September 11, 2015. The case is a purported class action alleging securities laws violations, primarily related to claims the Company failed to record adequate environmental reserves related to disposed operations which, the plaintiffs allege led to a decrease in the Company’s stock price between June 30, 2014 and January 28, 2015. The allegations are couched as violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks unspecified monetary damages and other relief. On September 16, 2015, the case against Mr. Ruperto was dismissed by the plaintiffs. All discovery has been stayed pending the court’s ruling on the Company’s motion to dismiss the amended consolidated complaint.
The Company strongly believes the amended complaint and its allegations to be baseless and without merit, and will continue to vigorously defend this action. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Altamaha Riverkeeper Litigation — Jesup Plant. In March of 2014, we were served with a complaint, captioned Altamaha Riverkeeper, Inc. v. Rayonier Inc. and Rayonier Performance Fibers LLC, which was filed in the U.S. District Court for the Southern District of Georgia. In the complaint, the Altamaha Riverkeeper, a non-profit environmental organization, alleged, among other things, violations of the federal Clean Water Act and Georgia Water Quality Control Act, negligence and public nuisance, relating to the permitted discharge from the Jesup plant. The plant’s treated effluent is discharged pursuant to a permit issued by the Environmental Protection Division of the Georgia Department of Natural Resources (referred to as the “EPD”), as well as the terms of a consent order entered into in 2008 by the EPD and us. The complaint sought, among other things, injunctive relief, monetary damages, and attorneys’ fees and expenses. On March 31, 2015, our motion for summary judgment was granted by the court, with respect to the Clean Water Act and Georgia Water Quality Control Act claims. In addition, state law claims for public nuisance and negligence were dismissed. The plaintiff elected not to appeal these rulings, and, therefore, this lawsuit is now concluded.

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
On July 30, 2015, the Company announced a strategic realignment at our Jesup plant to better align our assets to global market dynamics in cellulose specialties and better serve our commodity product customers. Please see Item 2 — Management’s Discussion and Analysis — Business for more information on the Jesup plant’s strategic asset realignment. Failure to complete this initiative within the planned cost and timing parameters and achieve the anticipated benefits could adversely affect our financial condition and results of operations. In addition, there can be no assurance the strategic repositioning will positively impact the Company’s cellulose specialties business and overall profitability.
We are engaged in litigation with our largest customer, Eastman Chemical Company, and an unfavorable result could have a material adverse effect on us.
We are currently engaged in litigation with Eastman Chemical Company (“Eastman”), our largest customer, in trial courts in Tennessee and Georgia with respect to the interpretation of certain volume and pricing provisions of our contractual agreement with Eastman under Georgia law. In fiscal year 2014, Eastman represented approximately 31 percent of our revenue. Please see Item 1 — Legal Proceedings for more information on this litigation. An unfavorable decision and judgment that result in a voiding or termination of the agreement, or which materially limit Eastman’s obligations under the agreement to purchase certain volumes of products from the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 26, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 to August 1	62	$13.00	—	—
August 2 to August 29	429	13.84	—	—
August 30 to September 26	—	—	—	—
Total	491		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1	Amendment to Chemical Cellulose Agreement, dated effective as of January 1, 2016, between Nantong Cellulose Fibers Co., Ltd. and Rayonier A.M. Sales and Technology Inc. *	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 23, 2015
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 26, 2015 and September 27, 2014; (ii) the Condensed Consolidated Balance Sheets as of September 26, 2015 and December 31, 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2015 and September 27, 2014; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: October 29, 2015