Form 10-K
period 2015-12-31
RAYONIER ADVANCED MATERIALS INC.
filed 2016-02-26
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
YES ☐        NO ☒

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
YES ☐        NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates at the close of business on June 27, 2015 was $689,008,651 based on the closing sale price as reported on the New York Stock Exchange.

The registrant had 42,870,120 shares of Common Stock, $.01 par value per share, outstanding as of February 19, 2016.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2016 annual meeting of the stockholders of the registrant scheduled to be held May 23, 2016, are incorporated by reference in Part III hereof.

i

Index to Financial Statements

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firm	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2015	F- 4
Consolidated Balance Sheets as of December 31, 2015 and 2014	F- 5
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2015	F- 6
Notes to Consolidated Financial Statements	F- 7

Index to Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	F- 37
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 38
Exhibit Index

ii

Part I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier Advanced Materials” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 8 of this Report.
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
General
Rayonier Advanced Materials Inc., with approximately 469,000 metric tons of cellulose specialties sales in 2015, nearly double the sales of the next largest competitor, is the global leader in the production of cellulose specialties. Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. We manufacture products tailored to the precise and demanding chemical and physical specifications required by our customers, achieving industry leading purity and product functionality. Our ability to consistently manufacture high-quality cellulose specialties products is the result of our proprietary production processes, intellectual property, technical expertise and knowledge of cellulosic chemistry.
Additionally, a significant portion of our production capacity is dedicated to manufacturing commodity products for viscose and absorbent materials applications. In 2015, we sold approximately 247,000 metric tons of commodity products. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Cellulose specialties typically contain over 95 percent cellulose, while commodity products typically contain less than 95 percent cellulose.
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
Industry
Cellulose Specialties
Cellulose specialties are an organic material primarily derived from either wood or cotton and are used as a raw material to manufacture a broad range of products. Cellulose specialties generally command a price premium and earn higher margins through the economic cycle relative to commodity products. Typically, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements. The manufacture and sale of cellulose specialties products are the primary driver of the Company’s profitability.
Our cellulose specialties, derived from wood, require high levels of purity, consistency and process knowledge. Our products play a significant role in our customers’ (primarily specialty chemical companies) manufacturing processes, which require cellulose specialties of high purity and uniformity for efficient production. Therefore, our customers demand we consistently deliver products of the highest quality. As a result, our products are custom engineered and manufactured to customers’ specifications and require a stringent qualification process as our quality and consistency allow our customers to operate more efficiently and cost effectively.
Our key competitive advantage is our unique ability to utilize our flexible manufacturing facilities to engineer cellulose specialties fibers to customers’ specifications. We are the only cellulose specialties producer with manufacturing facilities that provide flexibility to use both hardwood and softwood, kraft and sulfite cooking processes, as well as a variety of proprietary chemical treatments to provide customized product functionality. Additionally, we have a significant amount of process knowledge: the understanding of wood fiber properties and their modification under a sequence of chemical processes, accumulated and developed over 85 years of practical application to achieve unique properties for a variety of customer needs. Combining this process knowledge with our manufacturing flexibility and knowledge of customers’ applications and specifications, allows us to have the most extensive capability set to modify cellulose fibers in the industry.
Commodity Products
We have the ability to easily shift our production between commodity viscose and absorbent materials to take advantage of market conditions and generate the most attractive margins.
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
We compete with both domestic and foreign producers in cellulose specialties. Principal competitors include Georgia Pacific’s Buckeye Technologies, Borregaard, Bracell and Tembec. We also compete against Neucel Specialty Cellulose, Sappi, Nippon, Domsjö, Cosmo Specialty Fibers and Aditya Birla Group in limited applications. Some competitors use both wood, and to a smaller extent cotton linter fibers, as a source of cellulose fibers. Although cotton linter fibers can be a higher purity source of cellulose, the variability of their fiber structure and fluctuation in availability can negatively impact their ability to be a reliable substitute product in some applications.
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
For absorbent materials, major competitors include Weyerhaeuser, GP Cellulose, Domtar and International Paper.
Raw Materials and Energy
Our manufacturing processes require significant amounts of wood to produce cellulose specialties and commodity products. We consume approximately 1.5 million short green tons of hardwood chips and 2.5 million short green tons of softwood chips per year.
Our manufacturing processes also require significant amounts of chemicals, including caustic soda (sodium hydroxide), sulfuric acid, sodium chlorate and various specialty chemicals. These chemicals are purchased under negotiated supply agreements with third parties.
Currently, the majority of our energy is produced through the burning of lignin and other residual biomass in recovery and power boilers located at our plants. The plants still require fuel oil, natural gas and purchased electricity to supplement their energy requirements.
Raw materials and energy are subject to significant changes in prices and availability. Weather conditions and demand in the wood products and pulp and paper markets can affect the cost of wood. We continually pursue reductions in usage and costs of key raw materials, supplies and services and do not foresee any material constraints in the near term from pricing or availability.
Manufacturing Processes
Our production facilities are located in Jesup, Georgia and Fernandina Beach, Florida.
The Jesup plant can produce cellulose specialties or commodity products using both hardwood and softwood in a pre-hydrolyzed kraft, or high pH, cooking process. The Fernandina Beach plant can produce cellulose specialties or commodity products using softwood in a sulfite, or low pH, cooking process. These different cooking processes are used with various types of wood cellulose and combined with proprietary bleaching sequences and a cold caustic extraction process to manufacture more than 25 different grades of cellulose specialties.
The general process of extracting and purifying cellulose from wood at our Jesup and Fernandina plants is as follows:
Wood Chips Logs are purchased, debarked and chipped into uniform dimensions to improve the chips’ reaction to chemicals during the cooking process. Various hardwood and softwood species, as well as different areas of the log, are used to produce the many grades of purified cellulose specialties. To manufacture approximately one metric ton of cellulose specialties, we use approximately six short green tons of wood.
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
Bleaching The cellulose separated in the washing process is bleached with various chemicals to impart the required brightness and increase the purity and uniformity of the cellulose. Some cellulose specialties require processing through a cold caustic extraction (“CCE”) stage, in order to increase the purity and uniformity of the cellulose to our customer specifications. Our CCE process, which is a key element of our intellectual property, generates cellulose specialties purity levels in excess of 98 percent.
Machining, Drying and Packaging Following the bleaching stage, the purified cellulose is dried per customer specifications into large rolls. These large rolls are cut, according to customer requirements, into sheets or smaller rolls then packaged and shipped. Our products are transported in the United States by railroad or trucks, and internationally by ship.
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
Seasonality
Our results are not normally affected by seasonal changes.
Customers
See Note 3 — Segment and Geographical Information for information on our major customers.
Research and Development
The quality and consistency of our cellulose specialties and research and development capabilities create a significant competitive advantage, and is an important factor in our ability to achieve a premium price for our products. Our research and development efforts are primarily directed at further developing products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. We have also recently reinvigorated our research and development activities to develop and market new products and applications with a goal of deriving 20 percent of revenues from new products in the next decade.
We spent $3 million on research and development for each of the years ended December 31, 2015, 2014 and 2013.
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
Employee Relations
We currently employ approximately 1,200 people, nearly all of whom are in the United States. Approximately 825 of our hourly employees are covered by collective bargaining agreements. The majority of our hourly employees are represented by labor unions. Collective bargaining agreements covering approximately 225 hourly employees at our Fernandina plant and approximately 600 hourly employees at our Jesup plant, respectively, expire on April 30, 2019 and June 30, 2017. We believe relations with our employees are satisfactory.
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
Business and Operating Risks
The cellulose specialties industry in which we operate is currently over-supplied and highly competitive.
We face competition from domestic and foreign producers of cellulose specialties, which is our primary source of profitability. Short-term demand decreases combined with increased cellulose specialties production capacity from our competitors drove cellulose specialties sales prices down 14 percent over the last two years and we expect prices to decline an additional 6 to 7 percent in 2016. Further, in 2015 sales volumes declined approximately 12,000 metric tons, or approximately 3 percent, and are expected to decline another 4 to 5 percent in 2016.
Continued over-supply may have a material adverse impact on our future cellulose specialties sales prices and volumes resulting in a negative impact on our financial condition and results of operations.
We are dependent on a relatively small number of large cellulose specialties customers for a majority of our sales. The loss of all or a substantial portion of our sales to any of these large customers could have a material adverse effect on us.
We are subject to risks related to customer concentration because of the relative importance of our largest cellulose specialties customers, many of whom we have been doing business with for decades, and the ability of those customers to influence pricing and other contract terms. We depend on major acetate tow manufacturers for a substantial portion of our sales. Our ten largest cellulose specialties customers, which accounted for approximately 75 percent of sales in 2015, are all either well known, global diversified specialty chemical companies or state-owned enterprises. Although we strive to broaden and diversify our customer base, a significant portion of our revenue is derived from a relatively small number of large-volume customers, and the loss of all or a substantial portion of sales to any of these customers, or significant, unfavorable changes to pricing or terms contained in contracts with them, could adversely affect our business, financial condition or results of operations. We are also subject to credit risk associated with this customer concentration. If one or more of our largest cellulose specialties customers were to become bankrupt, insolvent or otherwise were unable to pay for its products, we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition and results of operations. See Note 3 — Segment and Geographical Information for information on our major customers.
Future tobacco legislation, campaigns to discourage smoking, increases in tobacco taxes, increased costs of tobacco products and increased use of non-filtered substitutes could adversely affect our business, financial condition and results of operations.
The majority of our cellulose specialties fibers are used to manufacture acetate tow, which is used to make the filter component of a cigarette. Our sales for this end-use have historically accounted for an important portion of our total sales revenue. Significant increases in cigarette costs and potential actions taken by the United States and other countries to discourage smoking, such as tax increases on tobacco products, policy changes and future legislation, may have a material adverse effect on the demand for tobacco products. For example, recent actions by the Chinese government to curb corruption and limit smoking in public buildings have had some impact on cigarette consumption. Additionally, increased use of e-cigarettes or smokeless tobacco products may affect demand for cigarettes. Reduced sales of tobacco products that use acetate-based filters could adversely affect our business, financial condition and results of operations. We estimate that over the past three years approximately 60 percent of our sales were related to the production of acetate tow subsequently used to produce cigarette filters.
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
Currency fluctuations may have a negative impact on our business.
Our cellulose specialties sales are denominated in U.S. Dollars and, as a result, currency fluctuations can also negatively impact our competitiveness. A weakening of foreign currencies against the U.S. dollar creates an advantage for our competitors whose costs are denominated in local currencies. Favorable exchange rates enable such competitors to convert sales denominated in the U.S. dollar to local currencies and procure locally produced raw materials at lower costs.
Weak local currencies may have a material adverse impact on our future cellulose specialties sales prices and volumes resulting in a negative impact on our financial condition and results of operations.
Changes in global economic conditions, market trends and world events could negatively affect customer demand.
The global reach of our business subjects us to unexpected, uncontrollable and rapidly changing events and circumstances, such as those that may result from the volatile state of the global economic and financial markets, in addition to those experienced in the United States. Countervailing duty and anti-dumping tariffs, or similar types of tariffs, may be imposed on us, which could result in reduced revenues and margins on some of our businesses. For example, after a lengthy investigation, in April of 2014, China’s Ministry of Commerce (“MOFCOM”) issued a final determination assessing a 17.2 percent duty on imports into China of our lower purity commodity viscose, which is primarily utilized to produce viscose staple fiber for use in the manufacture of fabrics. We expect MOFCOM’s final determination to remain in place for five years. MOFCOM’s duty could have an adverse effect on our sales of commodity viscose.
We are subject to risks associated with doing business outside of the United States.
Although our production facilities are located in the United States, a significant portion of our sales are to customer locations outside of the United States, including China, Japan, the European Union and other international markets. The export of our products into international markets results in risks that are inherent in conducting business under international laws, regulations and customs. Sales to customers outside of the United States made up approximately 58 percent of our revenue in 2015. We expect international sales will continue to contribute to future growth. The risks associated with our business outside the United States include:

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
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to operate our manufacturing facilities. These laws and regulations may relate to, among other things, air emissions, wastewater discharges, receiving water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified.  Over the past few years, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like ours, especially in the area of air emissions and wastewater and storm water control. For example, in 2013, the EPA issued final regulations that significantly tighten emissions limits of certain air pollutants from industrial boilers, which, by the end of 2016, will result in our expenditure of an estimated $50 million in capital for compliance, primarily to purchase new natural-gas fired boilers and retrofit existing ones.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation for further information.  Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
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
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we operate plants. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. For example, in March 2014, litigation was commenced in federal court by the Altamaha Riverkeeper alleging violations of federal and state environmental laws relating to permitted wastewater discharges from our Jesup plant (although it was dismissed by the court on summary judgment in 2015), and in January of 2016 the same group brought an action in the Georgia Office of Administrative Hearings against the Georgia Environmental Protection Division of the Natural Resources (“EPD”) in opposition to the issuance by EPD of a renewed wastewater treatment permit for our Jesup plant. See Item 3 — Legal Proceedings for a description of the pending legal proceedings with the Altamaha Riverkeeper.
We currently own or may acquire properties that require environmental remediation or otherwise are subject to environmental and other liabilities. We currently own or formerly operated manufacturing facilities that we do not currently own, and may acquire additional facilities in the future, which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other liabilities. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate liabilities recorded, legal requirements relating to assessment and remediation of contaminated properties continue to become more stringent and there can be no assurance actual expenditures will not exceed current liabilities and forecasts, or that other presently unknown liabilities will not be discovered in the future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Note 13 — Liabilities for Disposed Operations. We have incurred and expect to continue to incur significant capital, operating and other expenditures to comply with applicable environmental laws and regulations relating to our obligation to assess and remediate contaminated properties. We could also incur substantial costs, such as those relating to enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), remediation and closure costs, as well as third-party claims for property damage and personal injury as a result of violations of, or liabilities arising out of, environmental laws and regulations.
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
Beginning in 2009, EPA began regulating greenhouse gases under the Clean Air Act. Current rules affecting our operations include requirements to monitor and report greenhouse gas emissions from our plant operations and to consider greenhouse gases when permitting new or modified facilities. However, a 2014 decision of the U.S. Supreme Court, Utility Air Regulatory Group v. U.S. Environmental Protection Agency, limited the ability of the government to regulate greenhouse gases during new and modified source permitting, which reduced somewhat the scope and breadth of EPA’s 2009 actions.
In 2015 EPA issued its final Clean Power Plan rule to regulate greenhouse gas emissions from electric power plants. The regulation is not directed at industry generally, but has very broad requirements that could affect fuel and energy prices for industrial energy consumers. Further, the rule directs states to customize their regulations, which could lead to different results in different states and create additional uncertainty. The rule has been legally challenged by a number of states, industry groups and environmental organizations. On February 10, 2016, the U.S. Supreme Court granted a stay of its implementation while the rule is reviewed by lower courts. It is not certain what impact this rule, if not invalidated by the courts, will have on our operations.

Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect us, but it is unclear at this time when this may occur, and whether such impact will be, in the aggregate, positive, negative, neutral or material.  For example, while our plants produce greenhouse gases and utilize fossil fuels, they also generate a meaningful amount of their energy from wood fiber (often referred to as “biomass”), which may be viewed more favorably than fossil fuels in future legislative and regulatory proposals, but that is uncertain at this time.  However, to date, many environmental groups have generally opposed the use of biomass for energy production due to their concerns about deforestation.  We continue to monitor political and regulatory developments in this area, but their overall impact on us, from a cost, benefit and financial performance standpoint, remains uncertain at this time.
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
Because pricing for the majority of our cellulose specialties fibers customers is set annually or otherwise by contract, we typically have very limited ability to pass along fluctuations in costs to customers after pricing has been established. Raw material costs and energy, such as wood, chemicals, oil and natural gas are a significant operating expense. The cost of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key manufacturing input, has historically had significant price volatility. The price of oil has, until recent declines, also substantially increased in recent years and we have, at times, experienced limited availability of hardwood, primarily due to wet weather conditions which can limit harvesting. These and other similar circumstances could adversely affect our business, financial condition and results of operations.

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
Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases; however, during times of limited supply caused by weather and other natural conditions, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us. An insufficient supply of wood could materially adversely affect our business, financial condition, results of operations and cash flow.
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
As of December 31, 2015, approximately 67 percent of our work force is unionized. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations.
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
As of December 31, 2015, our total combined indebtedness was $868 million.
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
We require substantial capital for ongoing maintenance, repair and replacement of existing facilities and equipment. Although we maintain our production equipment with regular scheduled maintenance, key pieces of equipment may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could adversely affect our financial condition and results of operations. In addition, new or existing environmental regulations at times require additional capital expenditures for compliance.
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
We may need to seek additional financing for general corporate purposes. For example, we may need to increase our investment in research and development activities, make strategic investments in our facilities or require funding to invest in joint ventures or make acquisitions. We may be unable to obtain desired additional financing on terms favorable to us, if at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including but not limited to extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, it may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants in addition to those that are expected to be in place pursuant to our existing indebtedness.
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
We may not achieve the benefits anticipated from our Jesup plant strategic repositioning and/or three-year transformation plan.
On July 30, 2015, the Company announced a strategic repositioning at our Jesup plant to better align our assets to global market dynamics in cellulose specialties and better serve our commodity product customers. Separately, on February 2, 2016, the Company also announced a three-year plan to transform the business, with a focus on reducing costs and increasing cash flows by significant amounts over this period. Please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for more information on both of these initiatives. Failure to complete these initiatives within the planned cost and timing parameters and achieve the anticipated benefits could adversely affect our financial condition and results of operations. In addition, there can be no assurance these initiatives will positively impact the Company’s cellulose specialties business and overall profitability.
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

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.
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
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Internal Revenue Code. Under the tax matters agreement, we would be required to indemnify Rayonier Inc. (“Rayonier”) for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the Company and our directors and officers.
Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of the Company to the Company or its stockholders, creditors or other constituents, any action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. However, if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, the action may be brought in another court sitting in the State of Delaware. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or its directors or officers, which may discourage such lawsuits against the Company and its directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
The historical information about the Company in this Annual Report on Form 10-K refers to the Company’s business as operated by and integrated with Rayonier. The Company’s historical financial information is derived from the consolidated financial statements and accounting records of Rayonier. Accordingly, the financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows the Company would have achieved as a separate, publicly traded company during the periods presented or those the Company will achieve in the future primarily as a result of the factors described below:

•
Prior to the Separation, the Company’s business was operated by Rayonier as a segment of its broader corporate organization, rather than as an independent company. Rayonier or one of its affiliates performed various corporate functions for the Company, such as accounting, information technology and finance. The Company’s historical financial results reflect allocations of corporate expenses from Rayonier for such functions and are likely to be less than the expenses the Company would have incurred had it operated as a separate publicly traded company. The Company will need to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure and personnel to which the Company no longer has access as a result of its separation from Rayonier. These initiatives to develop the Company’s independent ability to operate without access to Rayonier’s existing operational and administrative infrastructure will be costly to implement. The Company may not be able to operate its business efficiently or at comparable costs, and its profitability may decline;

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
The Company may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation and distribution is expected to provide the following benefits, among others: (i) a distinct investment identity allowing investors to evaluate the merits, performance and future prospects of the Company separately from Rayonier; (ii) more efficient allocation of capital for the Company; and (iii) direct access by the Company to the capital markets.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table details the significant properties we owned or leased at December 31, 2015:

		Capacity	Owned/Leased
Cellulose Specialties Facilities	Jesup, Georgia	330,000 metric tons of cellulose specialties or commodity products 245,000 metric tons of commodity products	Owned
	Fernandina Beach, Florida	155,000 metric tons of cellulose specialties or commodity products	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Chipping Facilities	Offerman, Georgia	800,000 short green tons of wood chips	Owned
	Collins, Georgia	750,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Quitman, Georgia	200,000 short green tons of wood chips	Owned
	Jarratt, Virginia (a)	250,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased

(a)	The Jarratt, Virginia wood chipping facility was closed during 2015.
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2015, our chemical cellulose fibers manufacturing facilities produced at or near capacity levels for most of the year.

Item 3.	Legal Proceedings
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. Unless specifically noted, any possible range of loss associated with the legal proceedings described below is not reasonably estimable at this time. While there can be no assurance, the ultimate outcome of these actions, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows, except as noted below.
Stockholder Litigation
On May 4, 2015 the Company was served with a lawsuit filed in the U.S. District Court for the Middle District of Florida, captioned Oklahoma Firefighters Pension and Retirement System vs. Rayonier Advanced Materials Inc., Paul G. Boynton, Frank A. Ruperto and Benson K. Woo. An amended consolidated complaint was filed on September 11, 2015. The case is a purported class action alleging securities laws violations, primarily related to claims the Company failed to record adequate environmental liabilities related to disposed operations which, the plaintiffs allege led to a decrease in the Company’s stock price between June 30, 2014 and January 28, 2015. The allegations are couched as violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks unspecified monetary damages and other relief. On September 16, 2015, the case against Mr. Ruperto was dismissed by the plaintiffs. All discovery has been stayed pending the court’s ruling on the Company’s motion to dismiss the amended consolidated complaint.
The Company strongly believes the amended complaint and its allegations to be baseless and without merit, and will continue to vigorously defend this action.
Jesup Plant Permit
On January 27, 2016, the Altamaha Riverkeeper (“ARK”) filed a Petition for Hearing in the Office of Administrative Hearings for the State of Georgia, captioned Altamaha Riverkeeper, Inc. v. Environmental Protection Division, Georgia Department of Natural Resources, in which ARK appealed the issuance by EPD to the Company of a new permit for the treatment and discharge of waste water from the Jesup mill, which was to go into effect March 1, 2016. In the petition ARK claims, among other things, that the issuance of the permit by EPD violates provisions of the Clean Water Act and the Georgia Water Quality Control Act, and seeks the permit to be invalidated and remanded to EPD for modifications demanded by ARK. On February 16, 2016, the Company moved to legally intervene, as a party-in-interest, in this matter (because EPD, as the permit issuer, is the named defendant) and its petition was granted by the administrative law judge. Until resolution of this litigation, the Jesup plant will continue to operate under its existing waste water permit.
The Company strongly believes the new permit to be compliant with all applicable law and that the petition filed by ARK is baseless and without merit. Through its intervention in this matter and otherwise, the Company will vigorously defend its rights.
Eastman Chemical Litigation
On August 12, 2015, Eastman Chemical Company (“Eastman”) served the Company, and on August 14, 2015 the Company served Eastman, respectively, with lawsuits relating to the Chemical Cellulose Agreement, effective as of January 1, 2012, between the Company and Eastman (the “Agreement”). Eastman’s lawsuit was filed in the Chancery Court for Sullivan County, Tennessee, while the Company’s lawsuit was filed in the Superior Court of Gwinnett County, Georgia. The filings by each of Eastman and the Company asked the respective courts to confirm the meaning of certain “meet or release” pricing and volume provisions in the Agreement that require the Company, under certain circumstances, to respond to offers made to Eastman by other suppliers. The Company sought a declaration that such provisions apply to a maximum number of metric tons of product per year, while Eastman claimed such provisions provide Eastman with, in essence, meet or release rights for unlimited volume. In addition, the parties asked the court to confirm the meaning of certain other provisions in the Agreement relating to pricing in future years. In its court filings, Eastman also asserted other claims which sought to limit, terminate or void the Agreement.
On November 30, 2015, the Company and Eastman settled all matters relating to the dispute between the parties and entered into a new Chemical Cellulose Purchase and Sale Agreement, effective as of January 1, 2016, that extends through December 31, 2019, and which replaces and supersedes the Agreement. In connection with the settlement, the parties also agreed to mutual releases and dismissals of all pending litigation.

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

	High	Low	Dividends
2015
Fourth Quarter	$11.91	$6.12	$0.07
Third Quarter	16.26	6.01	0.07
Second Quarter	19.35	14.90	0.07
First Quarter	23.77	14.88	0.07

2014
Fourth Quarter	33.65	21.37	0.07
Third Quarter	44.18	28.65	0.07
Second Quarter (commencing June 27, 2014)	37.77	36.17	—
On February 26, 2016, we announced a first quarter dividend of seven cents per share of common stock payable March 31, 2016, to stockholders of record on March 17, 2016. There were approximately 42,870,120 shares of stock outstanding and 6,047 record holders, respectively, on February 19, 2016. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant. In addition, certain of our debt facilities may restrict the declaration and payment of dividends, depending upon our then current compliance with certain covenants.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 to October 31	863	$7.45	—	—
November 1 to November 28	—	—	—	—
November 29 to December 31	—	—	—	—
Total	863		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this report for information relating to our equity compensation plans.

Stock Performance Graph
The following graph compares the performance of Rayonier Advanced Material’s common stock (assuming reinvestment of dividends) with a broad-based market index, Standard & Poor’s (“S&P”) Small Cap 600, and an industry-specific index, the S&P 500 Materials Index. The initial date on the graph, June 27, 2014, reflects the date the Company separated from its former parent Rayonier.
The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The data in the following table was used to create the above graph:

	6/27/2014	12/31/2014	12/31/2015
Rayonier Advanced Materials	$100	$61	$27
S&P Small Cap 600	$100	$103	$101
S&P 500 Materials Index	$100	$99	$91

Item 6.	Selected Financial Data
The following financial data should be read in conjunction with our Consolidated Financial Statements. Prior to 2014, the following selected financial data consists of Rayonier’s performance fibers business for the years presented. For 2014, the balance sheet represents the financial position of the Company as of December 31, 2014 and the statement of income and statement of cash flows are presented as if the performance fibers business had been combined with the Company for the year ended December 31, 2014.

(millions of dollars except per share amounts)	2015	2014	2013	2012	2011
Statement of Income Data:
Net Sales	$941	$958	$1,047	$1,095	$1,021
Gross margin	202	224	333	380	323
Operating income	120	63	289	342	283
Net income	55	32	220	242	214
Diluted earnings per share of common stock (a)	1.30	0.75	5.21	5.74	5.07
Dividends declared per share of common stock	0.28	0.14	—	—	—
Balance Sheet Data:
Total assets	$1,288	$1,304	$1,120	$921	$665
Property, plant and equipment, net	804	843	846	681	433
Total debt	868	945	—	—	—
Stockholders’ (deficit) equity	(17)	(62)	968	725	474
Statement of Cash Flow Data:
Cash provided by operating activities	$202	$188	$258	$305	$258
Cash used for investing activities	(78)	(90)	(251)	(305)	(131)
Cash used for financing activities	(89)	(31)	(7)	—	(127)
Capital expenditures	(78)	(75)	(96)	(105)	(97)
Other Data:
EBITDA (b)	$209	$149	$363	$402	$339

(a)
In conjunction with the Separation, 42,176,565 shares of our common stock were distributed to Rayonier shareholders on June 27, 2014. For comparative purposes, this amount has been assumed to be outstanding as of the beginning of each period prior to the Separation in the calculation of Basic Earnings Per Share.

(b)
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators for a reconciliation of EBITDA to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General
We are the leading global producer of cellulose specialties, a natural polymer, used as a raw material to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. The manufacture and sale of cellulose specialties products are the primary driver of the Company’s profitability. Pricing for our cellulose specialties products is typically set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements.
We also produce commodity products, primarily commodity viscose and absorbent materials. Commodity viscose is a raw material for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Pricing for commodity products is typically referenced to published indexes or based on publicly available spot market prices.
Our production facilities in Jesup, Georgia and Fernandina Beach, Florida, have a combined annual cellulose specialties production capacity of approximately 485,000 metric tons of cellulose specialties. Additionally, we have dedicated approximately 245,000 metric tons to commodity products.
Our products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products. Approximately 58 percent of our sales are to export customers, primarily in Asia and Europe. Our top ten customers represent more than 75 percent of our sales.
Cost of sales includes the cost of wood, chemicals, energy, depreciation, manufacturing overhead and transportation used to manufacture and deliver our products. Significant components and percentages of per metric ton cost are as follows:

•
Wood costs represent approximately 27 percent of the per metric ton cost of sales. We consume approximately 1.5 million short green tons of hardwood chips and 2.5 million short green tons of softwood chips per year. Weather conditions and demand in the wood products and pulp and paper markets can affect the cost of wood.

•
Chemical costs represent approximately 14 percent of the per metric ton cost of sales. Chemicals, including caustic soda (sodium hydroxide), sulfuric acid, sodium chlorate and various specialty chemicals are purchased under negotiated supply agreements with third parties.

•
Energy costs represent approximately 5 percent of the per metric ton costs of sales. The great majority of our energy is produced through the burning of lignin and other residual biomass in recovery and power boilers located at our plants. The plants also require fuel oil, natural gas and electricity to supplement their energy requirements.

Wood, chemicals and energy are subject to significant changes in price and availability. We continually pursue reductions in usage and costs of key raw materials, supplies and services and do not foresee any material constraints in the near term from pricing or availability. We currently have limited ability to pass cost increases on to our customers.
Jesup Plant Repositioning
Cellulose specialties markets are facing a combination of industry oversupply and weaker end-market demand which has led to a decline in the Company’s cellulose specialties prices of approximately 14 percent over the last two years and adversely impacted our overall profitability. In July 2015, in response to the persistent imbalance of supply and demand in the cellulose specialties markets, we announced a strategic asset repositioning of our Jesup, Georgia plant to better align its production assets to current market conditions, improve efficiency and increase commodity production. The timing of the strategic asset repositioning is contingent upon completing the required engineering and receiving the appropriate permits.
This asset repositioning resulted in the abandonment of certain long-lived assets primarily at the Jesup plant. As a result of this abandonment, certain assets were written down to salvage value and a $28 million pre-tax, non-cash impairment charge was recorded during the second quarter of 2015. The abandonment led management to conduct an impairment analysis on all the Company’s long-lived assets being held and used on a combined plant level. Based on the impairment analysis performed, management concluded the assets were recoverable.

Lignin Joint Venture
In December 2015, we executed definitive agreements with Borregaard ASA (“Borregaard”) to create a joint venture designed to manufacture, market and sell natural lignin-based products from our Fernandina Beach facility. Lignin, a natural component of wood, is a co-product of our cellulose specialties manufacturing process and is currently used for its energy value at our Fernandina plant. The joint venture would process the lignin into higher-value products that provide environmentally friendly alternatives to petroleum-based chemicals used globally in construction, agriculture and other industrial applications. This project would allow us to lower our overall cost position at our Fernandina plant while providing an opportunity to generate revenue in new and attractive growth markets.
We would own 45 percent of the new company and Borregaard would own 55 percent. The project is expected to be completed in two phases over five years and require an aggregate capital investment of approximately $110 million to yield an annual capacity of 150,000 metric tons. The project’s first phase is scheduled to commence commercial operations in 2018. The project is subject to board approval by both companies, after final engineering, refinement of capital estimates and obtaining required permits and incentives.
Disposed Operations
As a result of the Separation from Rayonier, we assumed certain environmental liabilities not historically included in our consolidated financial statements. These environmental liabilities are associated with disposed operations relating to former dissolving wood pulp mills and wood treating sites. The liabilities are largely based on internal and third-party information relating to the nature and extent of the environmental conditions, interpretation of applicable laws and regulations, projected outcomes of negotiations to determine appropriate remedial actions and the associated estimated costs.
In 2014, our environmental liabilities for the assessment, remediation and long-term monitoring and maintenance of the disposed operations were increased by $70 million, and the related property values were reduced by $7 million. This reflects an increase to our estimates of required spending over the next 20 years for these sites.
Nearly 80 percent of the increase is related to four sites for which remediation plans were legally required to be prepared or whose previous plans changed meaningfully due to commercial and/or legal reasons. The remaining portion of the change to the liability was spread over an additional 13 sites based upon our update of estimated costs for ongoing remediation, monitoring and maintenance over the next 20 years on an undiscounted basis.
The liability for the Port Angeles, Washington former pulp mill site required the largest adjustment, accounting for $33 million, or 48 percent, of the increase to the liabilities. In February 2015, we submitted to the Washington State Department of Ecology a feasibility study for remediation of this site, which closed in 1996. During 2014, in preparing for submission of this study, it was determined that the previous preferred industrial reuse strategy was no longer viable and therefore, the remediation plan had to be revised and expanded, meaningfully increasing the estimated costs for the project. See Note 13 — Liabilities for Disposed Operations for more information.
Outlook
Industry oversupply and weak end-market demand continue to put near-term pricing pressure on our cellulose specialties business. Pressure on acetate products, key to our profitability, persists as overproduction by customers coupled with modest declines in cigarette demand led to a buildup of acetate product inventories in the supply chain. In other markets, demand is increasing driven by growth in high-strength viscose, casings, tire cord and certain ether end-markets. As a combined result of these market conditions and customer negotiations, we expect 2016 cellulose specialties prices and sales volumes to be down, compared to 2015, 6 to 7 percent and 4 to 5 percent, respectively. We anticipate generating pro forma EBITDA between $175 million and $190 million in 2016 and $75 to $85 million of adjusted free cash flow. Based on contractual commitments for the majority of the Company’s acetate volume, 2017 acetate pricing is expected to be approximately 2 percent below 2016.
In 2016, we expect our effective tax rate to be approximately 35 percent and capital expenditures to be approximately $90 million.
For a reconciliation of EBITDA to net income, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators.
Transformation Initiative
In 2016, the Company is embarking on a three-year transformation initiative to significantly improve its cost structure and enhance cash flows. This initiative is being led by a cross-functional team reporting directly to the CEO. The team’s focus is to increase the overall efficiency of the business to meet the near-term market challenges. The transformation initiative targets three-

year cost savings of $75 to $90 million. The 2016 guidance reflects the expected impact of the first year of the transformation initiative.
Innovation
In 2015, we made great strides toward accomplishing our innovation objective, aligning our efforts to accelerate the identification and production of new products for existing and new markets. We will continue to work on enhancing value for our current customers and engineering new products to extend our market reach. While our innovation objectives are longer term in nature, our goal is derive 20 percent of our revenues from new products within a decade.

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
Principles of Consolidation
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
Revenue Recognition
Rayonier Advanced Materials generally recognizes sales when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred, (iii) the price to the buyer is fixed and determinable and (iv) collectibility is reasonably assured. Generally, title passes upon delivery to the agreed upon location. Based on the time required to reach each location, customer orders are generally received in one period with the corresponding revenue recognized in a subsequent period. As such, there could be substantial variation in orders received and revenue recognized from period to period. Payments from customers made in advance of the recognition of revenue are included in accrued customer incentives and prepayments.
Depreciation of long-lived assets
Depreciation expense is computed using the units-of-production method for our plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. On average, the units-of-production and straight line methodologies accounted for approximately 92 percent and 8 percent of depreciation expense, respectively. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes. We depreciate our non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Management believes these depreciation methods are the most appropriate, versus other generally accepted accounting methods, as they most closely match revenues with expenses.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. Property, plant and equipment are grouped for purposes of evaluating recoverability at the combined plant level, the lowest level for which independent cash flows are identifiable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Environmental liabilities associated with disposed operations
At December 31, 2015, we had $157 million of accrued liabilities for environmental costs relating to disposed operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and work-plans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. Quarterly, we review our environmental liabilities related to assessment activities and remediation costs and adjust them as necessary. Liabilities for financial assurance, monitoring and maintenance activities and other activities are assessed annually. A significant change in any of these estimates could have a material effect on the results of our operations. See Note 13 — Liabilities for Disposed Operations for additional information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
Certain employees participate in defined benefit pension and postretirement health and life insurance plans. All defined benefit pension plans are closed to new participants. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although authoritative guidance on how to select most of these assumptions exists, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of Rayonier’s spin-off from ITT Corporation) through 2015. At the end of 2015, we reviewed this assumption for reasonableness and determined the 2015 long-term rate of return assumption should be 8.50 percent.
In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high-quality (AA rated), long-term corporate bond rates into their calculations. The discount rate increased from 3.71% at December 31, 2014 to 4.03% at December 31, 2015.
Our pension plans were underfunded by $139 million at December 31, 2015, a $21 million decrease in funded status from December 31, 2014 due primarily to actual investment performance. We had no mandatory pension contributions and did not make discretionary contributions to our qualified pension plans in 2015, 2014 or 2013. Future contribution requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and requirements under the Pension Protection Act. No contributions are expected to be made in 2016.
In 2016, we expect pension expense to be less than 2015 due to a decrease in amortization of actuarial losses. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. See Note 15 — Employee Benefit Plans for additional information.
The sensitivity of pension expense and projected benefit obligation related to our two qualified pension plans to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption	Annual Pension Expense	Projected Benefit Obligation
50 bp decrease in discount rate	+ 2.3 million	+ 26.8 million
50 bp increase in discount rate	- 2.1 million	- 24.2 million
50 bp decrease in long-term return on assets	+ 1.4 million
50 bp increase in long-term return on assets	- 1.4 million

Realizability of both recorded and unrecorded tax assets and tax liabilities
We have recorded certain deferred tax assets we believe will be realized in future periods. The realization of tax assets is based on our historical profitability and unlimited carryforward periods on a majority of our deferred tax assets. These assets are reviewed periodically in order to assess their realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax assets. If the review indicates the realizability may be less than likely, a valuation allowance is recorded.
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
New Accounting Standards
See Note 1 — Basis of Presentation and New Accounting Pronouncements for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2015	2014	2013
Net Sales
Cellulose specialties	$767	$844	$930
Commodity products and other	174	114	117
Total Net Sales	941	958	1,047

Cost of Sales	739	734	714
Gross Margin	202	224	333
Selling, general and administrative expenses	48	40	36
Other operating expense, net	34	121	8
Operating Income	120	63	289
Interest expense, net	37	22	—
Income Before Income Taxes	83	41	289
Income Tax Expense	28	9	69
Net Income	$55	$32	$220

Other Data
Average Sales Prices ($ per metric ton)
Cellulose specialties	$1,641	$1,762	$1,913
Commodity products	671	692	684
Sales Volumes (thousands of metric tons)
Cellulose specialties	467	479	486
Commodity products	247	148	157

Gross Margin %	21.5%	23.4%	31.8%
Operating Margin %	12.8%	6.6%	27.6%
Effective Tax Rate %	33.3%	21.8%	23.9%

Results of Operations, Year Ended December 31, 2015 versus December 31, 2014

	2014	Changes Attributable to:		2015
Sales (in millions)		Price	Volume/Mix
Cellulose specialties	$844	$(57)	$(20)	$767
Commodity products and other	114	(5)	65	174
Total sales	$958	$(62)	$45	$941
Total net sales were $17 million lower, or approximately 2 percent, in 2015, primarily due to lower cellulose specialties prices. Additionally, cellulose specialties volumes declined approximately 12 thousand tons, or 2 percent, as we worked with our customers during the fourth quarter to assist them in balancing their inventories to address lower demand as a result of acetate supply chain de-stocking. Partially offsetting the decline were higher commodity sales volumes, driven by improved operational run rates and reduced inventory levels.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
	2014	Price	Volume/ Sales Mix	Cost	SG&A and other	2015
Operating Income	$63	$(62)	$13	$28	$78	$120
Operating Margin %	6.6%	(6.5)%	1.4%	3.0%	8.3%	12.8%

(a)	Computed based on contribution margin.
For 2015, operating income and margin percentage increased $57 million and 6.2 percentage points versus prior year. Lower cellulose specialties prices and volumes were partially offset by higher commodity products sales volumes and lower costs as a result of the Company’s cost improvement initiatives and lower raw material and other input prices. Selling, general and administrative (“SG&A”) and other expenses decreased $78 million as the $28 million impairment charge related to the Jesup plant repositioning was more than offset by lower environmental liability adjustments of $81 million, lower impairment charges for disposed operations of $7 million and lower one-time separation and legal costs of $26 million. SG&A and other expenses for 2015 were also negatively impacted by increased costs of being an independent public company.
We incurred $37 million of interest expense in 2015 compared with $22 million of interest expense in 2014. The increase in interest expense reflects a full year of outstanding debt in 2015 as compared to six months in the prior year. See Note 6 — Debt for additional information.
Our effective tax rate for 2015 was 33.3 percent, compared with 21.8 percent for 2014. The prior year period reflects a higher relative benefit from the domestic manufacturing deduction as a result of large, one-time environmental liability adjustments, which are not currently deductible for tax purposes and therefore lowered pre-tax income without reducing the domestic manufacturing deduction benefit in that period.
The 2015 effective tax rate was below the federal rate of 35 percent, primarily due to the benefit of the domestic manufacturing tax deduction and state tax credits, partially offset by an adjustment to the state deferred tax rate. See Note 12 — Income Taxes for additional information.
Results of Operations, Year Ended December 31, 2014 versus December 31, 2013

	2013	Changes Attributable to:		2014
Sales (in millions)		Price	Volume/Mix
Cellulose specialties	$930	$(72)	$(14)	$844
Commodity products and other	117	(1)	(2)	114
Total sales	$1,047	$(73)	$(16)	$958
Total net sales were $89 million lower, or approximately 9 percent, in 2014, primarily reflecting an 8 percent cellulose specialties price decline from 2013 pricing. Cellulose specialties sales volumes decreased from the prior year period due to timing of sales which impacted revenue recognition.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
	2013	Price	Volume/ Sales Mix	Cost	SG&A and other	2014
Operating Income	$289	$(73)	$(6)	$(30)	$(117)	$63
Operating Margin %	27.6%	(5.4)%	(0.3)%	(3.1)%	(12.2)%	6.6%

(a)	Computed based on contribution margin.
For 2014, operating income and margin percentage declined $226 million or 21.0 percent, respectively, from the prior year. The price decrease was primarily due to lower cellulose specialties prices. Higher wood costs, due to wet weather, and energy costs, due to weather and equipment issues, as well as additional depreciation related to the start-up of the Cellulose Specialties Expansion (“CSE”) project, negatively impacted 2014 costs. SG&A and other expenses increased over prior year due to a $96 million increase in environmental liabilities and impairment charges related to our disposed operations and a $20 million increase in one-time separation and legal costs.
We incurred $22 million of interest expense in 2014 related to the debt issued in the second quarter of 2014. See Note 6 — Debt for additional information. No interest expense was allocated to us in 2013 by Rayonier.
Our effective tax rate for 2014 was 21.8 percent, compared to 23.9 percent for 2013. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the reversal of a tax reserve related to the taxability of the cellulosic biofuel producer credit (“CBPC”) and the benefit of domestic manufacturing production deductions. See Note 12 — Income Taxes for additional information.

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
The debt agreements contain various customary covenants. At December 31, 2015, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant EBITDA or liabilities. See Note 6 — Debt for additional information.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	As of December 31,
	2015	2014	2013
Cash and cash equivalents (a)	$101	$66	$—
Availability under the Revolving Credit Facility (b)	236	222	—
Total debt (c)	868	945	—
Stockholders’ (deficit) equity	(17)	(62)	968
Total capitalization (total debt plus equity)	851	883	968
Debt to capital ratio	102%	107%	—%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)
Availability under the revolving credit facility is reduced by standby letters of credit of approximately $14 million, and $28 million at December 31, 2015, and 2014, respectively. See Note 17 — Guarantees for additional information.

(c)	See Note 6 — Debt for additional information.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31:

Cash Provided by (Used for):	2015	2014	2013
Operating activities	$202	$188	$258
Investing activities	(77)	(90)	(251)
Financing activities	(89)	(31)	(7)
Cash provided by operating activities
Cash provided by operating activities in 2015 increased $14 million due to higher commodity sales volumes, the impact of our cost savings initiatives and decreases in working capital driven primarily by lower inventory balances. Inventory balances as of December 31, 2014 were higher than normal as a result of good production results in the fourth quarter. These higher balances were reduced during 2015. Cash provided by operating activities in 2014 decreased $70 million primarily due to lower sales prices and higher costs.
Cash used for investing activities
Cash used for investing activities in 2015 decreased $13 million primarily due to the purchase of timber deeds in 2014. Cash used for investing activities in 2014 decreased $161 million primarily due to the completion of the CSE project in 2013 and lower capital expenditures.
Cash used for financing activities
Cash used for financing activities in 2015 increased $58 million due to the higher repayments of debt, net of the issuance of debt, debt issuance costs and net payments to Rayonier, and higher dividend payments. Cash used for financing activities in 2014 increased $24 million due to debt issued in connection with the Separation, net of debt repayments and net transfers to Rayonier. See Note 1 — Basis of Presentation and New Accounting Pronouncements, Note 6 — Debt and Note 9 — Stockholders' (Deficit) Equity for additional information.

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
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. Pro forma EBITDA is defined by the Company as EBITDA before non-cash impairment charges, one-time separation and legal costs, insurance recoveries and environmental liability adjustments. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income to EBITDA and Pro Forma EBITDA for the five years ended December 31 (in millions of dollars):

Net Income to EBITDA Reconciliation	2015	2014	2013	2012	2011
Net Income	$55	$32	$220	$242	$214
Depreciation and amortization	89	86	74	61	56
Interest expense, net	37	22	—	(1)	—
Income tax expense	28	9	69	100	69
EBITDA	209	149	363	402	339
Non-cash impairment charge	28	—	—	—	—
One-time separation and legal costs	2	26	6	—	—
Insurance recovery	(1)	(3)	—	—	—
Environmental reserve adjustments	—	95	—	—	—
Pro Forma EBITDA	238	267	369	402	339
EBITDA for 2015 increased from the prior year as lower operating results and higher selling, general and administrative expenses as a result of being an independent public company were more than offset by lower environmental expense and one-time separation and legal costs. See Note 11 — Other Operating Expense, Net for more information. Pro forma EBITDA decreased from the prior year largely due to lower cellulose specialties sales prices and volumes along with higher environmental expenses.
Adjusted free cash flow is defined as cash provided by operating activities adjusted for capital expenditures excluding strategic capital and subsequent tax benefits to exchange the Alternative Fuel Mixture Credit (“AFMC”) for the CBPC. Adjusted free cash flow, as defined by the Company, is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of the Company’s common stock. Adjusted free cash flow is not necessarily indicative of the adjusted free cash flow that may be generated in future periods.
Below is a reconciliation of cash flow from operations to adjusted free cash flow for the five years ended December 31 (in millions of dollars):

Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation	2015	2014	2013	2012	2011
Cash flow from operations	$202	$188	$258	$305	$258
Capital expenditures (a)	(78)	(75)	(96)	(105)	(97)
Tax benefit due to exchange of AFMC for CBPC	—	—	(19)	(12)	(21)
Adjusted Free Cash Flow	$124	$113	$143	$188	$140

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. There was no strategic capital for the twelve months ended December 31, 2015. Strategic capital totaled $13 million for the purchase of timber deeds and $2 million for the purchase of land for the year ended December 31, 2014. Strategic capital totaled $141 million, $201 million and $43 million for the CSE for the years ended December 31, 2013, 2012 and 2011, respectively.

Adjusted free cash flow increased over the prior year due to higher commodity sales volumes, the impact of our cost savings initiatives and decreases in working capital driven primarily by lower inventory balances.

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

Contractual Financial Obligations
See Note 17 — Guarantees for details on the letters of credit and surety bonds as of December 31, 2015.
The following table aggregates our contractual financial obligations as of December 31, 2015 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2016	2017-2018	2019-2020	Thereafter
Long-term debt, including current maturities	$868	$8	$21	$41	$798
Interest payments on long-term debt (a)	289	37	74	72	106
Purchase obligations (b)	64	17	20	8	19
Purchase orders (c)	5	5	—	—	—
Postretirement obligations	15	1	3	3	8
Operating leases — PP&E, offices (d)	4	1	2	1	—
Total contractual cash obligations	$1,245	$69	$120	$125	$931

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2015.

(b)	Purchase obligations primarily consist of payments expected to be made on a natural gas transportation contract and purchases of wood chips.

(c)	Purchase orders represent noncancelable purchase agreements entered into in the normal course of business with various suppliers that specify a fixed or minimum quantity that we must purchase.

(d)	Operating leases primarily consist of the office lease for our corporate headquarters.

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

Ongoing Operations
During 2015, 2014 and 2013, we spent the following for capital projects related to environmental compliance for ongoing operations:

(in millions)	2015	2014	2013
Boiler MACT (a)	$18	$17	$—
Jesup plant consent order (b)	—	1	18
Cellulose specialties expansion project (c)	—	—	19
Other (d)	—	2	8
Total	$18	$20	$45

(a)
Represents spending required as a result of a regulation originally issued in 2012 (and later reissued after litigation), which imposes more stringent emissions limits on certain air pollutants from industrial boilers. We estimate the remaining capital cost of compliance with this new requirement to be approximately $15 million next year.

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
Disposed Operations
For information and details relating to our disposed operations and estimated liabilities relating thereto, see Item 1A — Risk Factors and Note 13 — Liabilities for Disposed Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At December 31, 2015, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that expire between 2016 and 2019. The pricing provisions of these contracts are typically set in the fourth quarter in the year prior to the shipment.
As of December 31, 2015, we had $310 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2015 was $435 million compared to the $550 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2015 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $28 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At December 31, 2015, we had no fuel oil or natural gas forward contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2015.
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
In the quarter ended December 31, 2015, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
On February 24, 2016, the Compensation and Management Development Committee of the Company’s Board of Directors approved an Executive Severance Non Change in Control Plan (the “Plan”), which will be effective March 1, 2016, that provides severance benefits to all executives at the level of vice president (or their internal equivalent) or above, including the Company’s named executive officers (collectively referred to as "Executives"), in the event an Executive's employment is terminated by the Company, other than “for cause” or other nonqualifying terminations defined in the Plan. The Plan replaces the Severance Pay Plan for Salaried Employees for the Executives. Severance benefits may range, depending on the level of the Executive, from 9/12ths to 2 times the Executive's annual salary and target bonus at the time of the termination. In addition to the severance, the Executive will be eligible for up to 12 months of outplacement assistance. The Plan does not provide for any gross up benefit payable by the Company for excise tax that may be imposed with respect to benefits paid to the Executives under the Plan. The foregoing description of the Plan is qualified in its entirety by reference to the Plan, which is filed with this Annual Report on Form 10-K as Exhibit 10.20 and which is incorporated herein by reference.

Part III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonieram.com as soon as it is filed with the SEC.

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
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officers, is available on our website, www.rayonieram.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

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
Rayonier Advanced Materials Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. The report on the Company’s internal control over financial reporting as of December 31, 2015, is on page F-3.

RAYONIER ADVANCED MATERIALS INC.

By:	/s/ PAUL G. BOYNTON
Paul G. Boynton Chairman, President and Chief Executive Officer
February 26, 2016

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rayonier Advanced Materials Inc.
We have audited the accompanying consolidated balance sheets of Rayonier Advanced Materials Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rayonier Advanced Materials Inc.
We have audited Rayonier Advanced Materials Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
February 26, 2016

Rayonier Advanced Materials Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31,
(Dollars in thousands, except per share amounts)

	2015	2014	2013
Net Sales	$941,384	$957,689	$1,046,603
Cost of Sales	738,930	733,942	714,038
Gross Margin	202,454	223,747	332,565

Selling, general and administrative expenses	47,662	39,969	35,778
Other operating expense, net (Note 11)	35,269	120,823	8,164
Operating Income	119,523	62,955	288,623
Interest expense	36,869	22,378	—
Interest and miscellaneous expense (income), net	(210)	106	(292)
Income Before Income Taxes	82,864	40,471	288,915
Income tax expense (Note 12)	27,607	8,816	69,148
Net Income	$55,257	$31,655	$219,767

Earnings Per Share of Common Stock (Note 10)
Basic earnings per share	$1.31	$0.75	$5.21
Diluted earnings per share	$1.30	$0.75	$5.21

Dividends Declared Per Share	$0.28	$0.14	$—

Comprehensive Income:
Net Income	$55,257	$31,655	$219,767
Other Comprehensive Income (Loss) (Note 8)
Net (loss) gain from pension and postretirement plans, net of income tax benefit (expense) of $3,313, $15,944 and ($14,353)	(6,176)	(28,326)	24,971
Total other comprehensive income (loss)	(6,176)	(28,326)	24,971
Comprehensive Income	$49,081	$3,329	$244,738

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
As of December 31,
(Dollars in thousands)

	2015	2014
Assets
Current Assets
Cash and cash equivalents	$101,303	$65,977
Accounts receivable, less allowance for doubtful accounts of $151 and $151	68,892	69,263
Inventory (Note 5)	125,409	140,209
Prepaid and other current assets	32,437	36,267
Total current assets	328,041	311,716
Property, Plant and Equipment, Net (Note 4)	803,838	843,375
Deferred Tax Assets (Note 12)	97,420	86,822
Other Assets	59,178	61,967
Total Assets	$1,288,477	$1,303,880
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$44,992	$64,697
Accrued customer incentives and prepayments	34,685	12,743
Accrued payroll and benefits	20,743	23,124
Current maturities of long-term debt (Note 6)	8,226	8,400
Other current liabilities	11,052	15,240
Current liabilities for disposed operations (Note 13)	12,034	7,241
Total current liabilities	131,732	131,445
Long-Term Debt (Note 6)	859,693	936,416
Non-Current Liabilities for Disposed Operations (Note 13)	145,350	149,488
Pension and Other Postretirement Benefits (Note 15)	162,084	141,338
Other Non-Current Liabilities	6,757	7,605
Commitments and Contingencies
Stockholders’ Deficit (Note 9)
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of 2015 and 2014	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 42,872,435 and 42,616,319 issued and outstanding, as of 2015 and 2014, respectively	429	426
Additional paid-in capital	70,213	62,082
Accumulated earnings (deficit)	21,839	(21,476)
Accumulated other comprehensive loss (Note 8)	(109,620)	(103,444)
Total Stockholders’ Deficit	(17,139)	(62,412)
Total Liabilities and Stockholders’ Deficit	$1,288,477	$1,303,880

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(Dollars in thousands)

	2015	2014	2013
Operating Activities
Net income	$55,257	$31,655	$219,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	89,189	85,607	74,386
Stock-based incentive compensation expense	9,992	8,738	6,230
Amortization of capitalized debt costs	2,116	1,007	—
Deferred income taxes	(9,757)	(33,672)	(31,161)
Increase in liabilities for disposed operations	6,930	88,548	—
Impairment charges	28,462	7,184	—
Amortization of losses and prior service costs from pension and postretirement plans	14,702	9,113	8,398
Loss from sale/disposal of property, plant and equipment	1,364	2,123	2,390
Other	398	(177)	(636)
Changes in operating assets and liabilities:
Receivables	696	1,710	6,380
Inventories	14,800	(11,503)	(11,715)
Accounts payable	(19,789)	(4,365)	(2,763)
Accrued liabilities	15,466	12,877	(1,077)
All other operating activities	(1,893)	(5,434)	(12,161)
Expenditures for disposed operations	(6,275)	(5,659)	—
Cash Provided by Operating Activities	201,658	187,752	258,038
Investing Activities
Capital expenditures	(77,424)	(74,791)	(96,008)
Purchase of timber deeds	—	(12,692)	—
Purchase of land	—	(1,528)	—
Jesup plant cellulose specialties expansion	—	—	(141,143)
Other	—	(1,450)	(13,516)
Cash Used for Investing Activities	(77,424)	(90,461)	(250,667)
Financing Activities
Issuance of debt	—	1,025,000	—
Repayment of debt	(77,100)	(79,200)	—
Dividends paid	(11,816)	(5,926)	—
Proceeds from the issuance of common stock	8	649	—
Excess tax benefits on stock-based compensation	—	266	—
Debt issuance costs	—	(15,432)	—
Common stock repurchased	—	(92)	—
Net payments to Rayonier	—	(956,579)	(7,371)
Cash Used for Financing Activities	(88,908)	(31,314)	(7,371)

Cash and Cash Equivalents
Change in cash and cash equivalents	35,326	65,977	—
Balance, beginning of year	65,977	—	—
Balance, end of year	$101,303	$65,977	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$38,189	$19,567	$—
Income taxes	$31,667	$34,588	$—
Non-cash investing and financing activities:
Capital assets purchased on account	$16,720	$16,637	$14,106
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
On June 27, 2014, Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials” or the “Company”) separated (the “Separation”) from its former parent, Rayonier Inc. (“Rayonier”) through the distribution to its stockholders of 42,176,565 shares of common stock (the “Distribution”). Prior to the Separation, the Company’s results of operations, financial position and cash flows consisted of the performance fibers segment of Rayonier and an allocable portion of its corporate costs (together, “Rayonier’s performance fibers business” or the “performance fibers business”). These financial statements have been presented as if the performance fibers business had been combined for all periods presented. All intercompany transactions are eliminated. Historically, financial statements had not been prepared for the performance fibers business; the accompanying financial statements for the Company have been derived from the historical accounting records of Rayonier.
The statements of income for periods prior to the Separation include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income, for prior periods, also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Separation, nor what the costs may be in the future.
The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the year ended December 31, 2015, consists entirely of the consolidated results of Rayonier Advanced Materials. The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the year ended December 31, 2014 consist of the consolidated results of Rayonier Advanced Materials for the six months ended December 31, 2014 and the combined results of the performance fibers business for the six months ended June 27, 2014. The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the year ended December 31, 2013, consists entirely of the combined results of the performance fibers business. The Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014 consist of the consolidated balances of Rayonier Advanced Materials.
Nature of Business Operations
Rayonier Advanced Materials is a leading manufacturer of high-value cellulose specialties products and commodity products with production facilities in Jesup, Georgia and Fernandina Beach, Florida. These products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles and electronics.
The Company’s primary products consist of the following:
Cellulose specialties
Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products. A majority of the Company’s cellulose specialties products are under long-term volume contracts that expire between 2016 and 2019. The pricing provisions of these contracts are typically set in the fourth quarter in the year prior to the shipment.
Commodity products
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
Fiscal Year
Prior to the Separation, the Company’s quarter and fiscal year ends were the last day of the calendar quarter and calendar year, respectively. In connection with the Separation, the Company changed its interim reporting periods to the last Saturday of the fiscal quarter. The Company’s fiscal year end is the last day of the calendar year. As the effect on prior interim period results was not material, prior periods have not been revised.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's allowance is established based on historical patterns of accounts receivable collections and general economic conditions. Outstanding accounts receivable balances are reviewed quarterly or more frequently when circumstances indicate a review is warranted, for example if there is a significant change in the aging of the Company’s receivables or a customer’s financial condition. Write-offs are recorded at the time a customer receivable is deemed uncollectible and collection efforts have been exhausted.
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
Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. Production related plant and equipment are depreciated using the units-of-production method. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. The Company depreciates its non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Depreciation expense reflected in cost of sales in the Consolidated Statements of Income was $87.5 million, $84.6 million and $73.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Capitalized Interest
Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. The interest costs are added to the cost of the underlying basis of the property, plant and equipment and amortized over the useful life of the assets. During 2015, 2014 and 2013, interest capitalized to property, plant and equipment was $1.3 million, $0.1 million and $6.1 million, respectively.
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
Revenue Recognition
The Company generally recognizes sales when persuasive evidence of an agreement exists, delivery of products has occurred, the sales price to the buyer is fixed and determinable and collectibility is reasonably assured. Generally, title passes upon delivery to the agreed upon location. Based on the time required to reach each location, customer orders are generally received in one period with the corresponding revenue recognized in a subsequent period. As such, there could be substantial variation in orders received and revenue recognized from period to period. Customer incentives are recorded as a reduction of gross sales within the same period that revenue from the sale is recognized. Payments from customers made in advance of the recognition of revenue are included in accrued customer incentives and prepayments.
Shipping and Handling Costs
Shipping and handling costs, such as freight to the customers’ destinations, are included in cost of goods sold in the Consolidated Statements of Income.
Environmental Costs
The Company has established liabilities to assess, remediate, maintain and monitor sites related to disposed operations from which no current or future benefit is discernible. These obligations are established based on projected spending over the next 20 years and require significant estimates to determine the proper amount at any point in time. The projected period, from 2016 through 2035, reflects the time during which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for disposed operations” in the Consolidated Balance Sheets.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Income. At December 31, 2015 and 2014, the pension plans were in a net liability position. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and other postretirement benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income in the year in which the changes occur. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Stockholders’ (deficit) equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the average future service period of employees.
Income Taxes
For periods prior to the Separation, the Company was a subsidiary of Rayonier and, for purposes of U.S. federal and state income taxes, was not directly subject to income taxes but was included in the income tax return of Rayonier TRS Holdings Inc., a wholly owned subsidiary of Rayonier. In the accompanying Consolidated Financial Statements for periods prior to the Separation, the Company’s provision for income taxes has been determined on a separate return basis which takes into account the impact of the Alternative Fuel Mixture Credit (“AFMC”) and subsequent exchanges for the Cellulosic Biofuel Producer Credit (“CBPC”).
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
The Company’s income tax returns are subject to audit by U.S. federal and state taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for unrecognized tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.
New or Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Presentation of Deferred Taxes. The update requires deferred tax assets and liabilities to be classified as noncurrent in the classified statement of financial position. It is effective for annual periods beginning after December 15, 2017 with early adoption permitted. The Company has elected early adoption as of December 31, 2015 and has applied this update retrospectively to all periods presented in this Form 10-K.
Early adoption was elected as the amendments in this ASU simplify both the cost and complexity of income tax asset and liability reporting. The effect of this accounting change on the Consolidated Balance Sheet as of December 31, 2014 was a reclassification to noncurrent assets of $8.3 million in deferred tax assets previously classified as current assets. The change had no impact on net income, equity or earnings per share.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update requires inventory to be measured at the lower of cost and net realizable value. It is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The update is not expected to have a material impact on the Company’s financial statements as current inventory valuation practices already approximate the lower of cost or net realizable value.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The effect of this accounting change on prior periods is expected to be a reclassification to “Long-term debt” of debt issuance costs currently capitalized in “Other assets.” As of December 31, 2015, approximately $11.2 million and $0.3 million in debt issuance costs are capitalized in “Other assets” and “Prepaid and other current assets,” respectively.

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
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through February 26, 2016, the date these financial statements were available to be issued. Two subsequent events warranting disclosure were identified.
Between December 31, 2015 and the date of this filing, the Company purchased in the open market approximately $18.6 million of its $550 million, 5.50 percent senior notes due 2024 (the “Senior Notes”) and retired them for $13.7 million plus accrued and unpaid interest. In connection with the retirement of these Senior Notes, the Company will record a gain in other income of approximately $4.6 million, which includes the write-off of $0.3 million of unamortized debt issuance costs in the first quarter of 2016. The gain will be subject to U.S. federal and state income tax of approximately $1.7 million.
On February 26, 2016, the Company declared a first quarter 2016 cash dividend of $0.07 per share of common stock. The dividend is payable on March 31, 2016 to stockholders of record on March 17, 2016.

2.    Related Party Transactions
As discussed in Note 1 — Basis of Presentation and New Accounting Pronouncements, for periods prior to the Separation, the Consolidated Statements of Income include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, human resources and information technology. Net charges from Rayonier for these services, reflected in selling, general and administrative expenses in the Consolidated Statements of Income were $8.0 million and $16.6 million for the years ended December 31, 2014 and 2013, respectively. There were no comparable charges for the year ended December 31, 2015.
For periods prior to the Separation, the Consolidated Statements of Income also include allocations of certain costs from Rayonier related to the operations of the Company including: medical costs for active salaried and retired employees, workers’ compensation, general liability and property insurance, salaried payroll costs, equity based compensation and a pro-rata share of direct corporate administration expense for accounting, human resource services and information system maintenance. Net charges from Rayonier for these costs, reflected in the Consolidated Statements of Income were $27.3 million and $51.1 million for the years ended December 31, 2014 and 2013, respectively. There were no comparable charges for the year ended December 31, 2015.

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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Sales by the two major product lines was comprised of the following for the three years ended December 31:

	Sales by Product Line
	2015	2014	2013
Cellulose specialties	$766,940	$843,473	$929,931
Commodity products and other	174,444	114,216	116,672
Total sales	$941,384	$957,689	$1,046,603
Geographical distribution of the Company’s sales was comprised of the following for the three years ended December 31:

	Sales by Destination (a)
	2015	%	2014	%	2013	%
United States	$398,739	42	$422,648	44	$437,048	42
China	256,979	27	255,954	27	281,407	27
Japan	132,480	14	138,961	14	150,306	14
Europe	91,847	10	93,957	10	79,138	7
Latin America	8,176	1	5,510	1	60,477	6
Other Asia	25,373	3	33,250	3	29,097	3
All other	27,790	3	7,409	1	9,130	1
Total sales	$941,384	100	$957,689	100	$1,046,603	100

(a)	All sales to foreign countries are denominated in U.S. dollars.
The Company had sales to four significant customers which represented over 10 percent of total sales for the three years ended December 31:

	Percentage of Sales
	2015	2014	2013
Eastman Chemical Company	28%	31%	21%
Nantong Cellulose Fibers, Co., Ltd.	18%	18%	19%
Daicel Corporation	13%	15%	13%
Celanese Acetate, LLC	0%	0%	14%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

4.    Property, Plant and Equipment
As of December 31, 2015 and 2014, the Company’s property, plant and equipment included the following:

	2015	2014
Land and land improvements	$15,426	$15,411
Buildings	181,707	180,304
Machinery and equipment	1,764,477	1,777,299
Construction in progress	65,197	37,630
Total property, plant and equipment, gross	2,026,807	2,010,644
Accumulated depreciation	(1,222,969)	(1,167,269)
Total property, plant and equipment, net	$803,838	$843,375

5.    Inventory
As of December 31, 2015 and 2014, the Company’s inventory included the following:

	2015	2014
Finished goods	$103,866	$120,221
Work-in-progress	2,344	2,418
Raw materials	16,593	14,670
Manufacturing and maintenance supplies	2,606	2,900
Total inventory	$125,409	$140,209

6.    Debt
As of December 31, 2015 and 2014, the Company’s debt consisted of the following:

	2015	2014
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.5%, interest rate of 1.92% at December 31, 2015 (a)	$55,763	$106,973
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 1.50% at December 31, 2015 (b)	262,156	287,843
Senior Notes due 2024 at a fixed interest rate of 5.50%	550,000	550,000
Total debt	867,919	944,816
Less: Current maturities of long-term debt	(8,226)	(8,400)
Long-term debt	$859,693	$936,416

(a)	The Term A-1 Loan includes an unamortized issue discount of approximately $0.2 million at December 31, 2015. The face amount of the liability is $56.0 million.

(b)	The Term A-2 Loan includes an unamortized issue discount of approximately $0.6 million at December 31, 2015. The face amount of the liability is $262.8 million.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

During the year ended December 31, 2015, the Company made $51.3 million and $25.8 million in principal debt repayments on the Term A-1 and Term A-2 Loan Facilities, respectively.
Principal payments due during the next five years and thereafter are as follows:

2016	$8,400
2017	9,775
2018	11,150
2019	38,225
2020	2,900
Thereafter	798,250
Total principal payments	$868,700
5.50% Senior Notes due 2024
On May 22, 2014, the Company issued $550 million in aggregate principal amount of 5.50 percent senior notes due 2024. The Senior Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and non-U.S. persons pursuant to Regulation S under the Securities Act.
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
The indenture governing the Senior Notes contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Senior Notes, to take certain specified actions, subject to certain significant exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2015, the Company was in compliance with all covenants.
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
The Revolving Credit Facility matures in June 2019. As of December 31, 2015, the Company had no outstanding balance on the Revolving Credit Facility. At December 31, 2015, the Company had $235.8 million of available borrowings under the Revolving Credit Facility, net of $14.2 million to secure its outstanding letters of credit.
The Credit Facilities contain a number of covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Credit Facilities, to take certain specified actions, subject to certain significant exceptions, including: creating liens;

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Under the Credit Facilities, the Company will be required to maintain a consolidated first lien secured net leverage ratio of no greater than 3.00 to 1.00 and an interest coverage ratio of no less than 3.00 to 1.00. Additionally, the Credit Facilities contain customary affirmative covenants for credit facilities of this kind and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2015, the Company was in compliance with all covenants.

7.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at December 31, 2015 and 2014, using market information and what management believes to be appropriate valuation methodologies:

	December 31, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$101,303	$101,303	$—	$65,977	$65,977	$—
Current maturities of long-term debt	(8,226)	—	(8,400)	(8,400)	—	(8,400)
Fixed-rate long-term debt	(550,000)	—	(435,171)	(550,000)	—	(453,063)
Variable-rate long-term debt	(309,693)	—	(310,300)	(386,416)	—	(387,400)
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

8.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss (“AOCI”) was comprised of the following for the three years ended December 31:

Unrecognized components of employee benefit plans, net of tax	2015	2014	2013
Balance, January 1	$(103,444)	$(39,699)	$(64,670)
Amounts reclassified from accumulated other comprehensive loss (a)	9,427	5,804	5,269
Other comprehensive loss before reclassifications	(15,603)	(34,130)	19,702
Net other comprehensive income (loss)	(6,176)	(28,326)	24,971
Net transfer from Rayonier (b)	—	(35,419)	—
Balance, December 31	$(109,620)	$(103,444)	$(39,699)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.

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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.    Stockholders' (Deficit) Equity
An analysis of stockholders’ (deficit) equity for each of the three years ended December 31 is shown below (share amounts not in thousands):

	Common Stock			Retained Earnings (Accumulated Deficit)	Transfers (to) from Rayonier, net	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Par Value	Additional Paid in Capital
Balance, December 31, 2012	—	$—	$—	$1,196,127	$(406,753)	$(64,670)	$724,704
Net income	—	—	—	219,767	—	—	219,767
Net gain from pension and postretirement plans	—	—	—	—	—	24,971	24,971
Net transfers to Rayonier	—	—	—	—	(1,141)	—	(1,141)
Balance, December 31, 2013	—	$—	$—	$1,415,894	$(407,894)	$(39,699)	$968,301
Net income	—	—	—	31,655	—	—	31,655
Net loss from pension and postretirement plans	—	—	—	—	—	(28,326)	(28,326)
Net transfers to Rayonier	—	—	—	—	(1,001,509)	(35,419)	(1,036,928)
Reclassification to additional paid-in capital at distribution date	—	—	53,696	(1,463,099)	1,409,403	—	—
Issuance of common stock at the Separation	42,176,565	422	(422)	—	—	—	—
Issuance of common stock under incentive stock plans	440,364	4	645	—	—	—	649
Stock-based compensation	—	—	4,695	—	—	—	4,695
Excess tax benefit on stock-based compensation	—	—	266	—	—	—	266
Repurchase of common stock	(610)	—	(92)	—	—	—	(92)
Adjustments to tax assets and liabilities associated with the Distribution	—	—	3,294	—	—	—	3,294
Dividends ($0.14 per share)	—	—	—	(5,926)	—	—	(5,926)
Balance, December 31, 2014	42,616,319	$426	$62,082	$(21,476)	$—	$(103,444)	$(62,412)
Net income	—	—	—	55,257	—	—	55,257
Net loss from pension and postretirement plans	—	—	—	—	—	(6,176)	(6,176)
Reclassification to additional paid-in capital	—	—	864	—	—	—	864
Issuance of common stock under incentive stock plans	258,176	3	5	—	—	—	8
Stock-based compensation	—	—	9,832	—	—	—	9,832
Excess tax benefit on stock-based compensation	—	—	(2,558)	—	—	—	(2,558)
Repurchase of common stock	(2,060)	—	(12)	—	—	—	(12)
Dividends ($0.28 per share)	—	—	—	(11,942)	—	—	(11,942)
Balance, December 31, 2015	42,872,435	$429	$70,213	$21,839	$—	$(109,620)	$(17,139)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net Parent Company Investment
The following provides a reconciliation of the amounts presented as “Net transfers to Rayonier” in the above table and the amounts presented as “Net payments to Rayonier” on the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013. There were no net payments to/from Rayonier for the year ended December 31, 2015.

	2014	2013
Allocation of costs from Rayonier (a)	$(35,279)	$(67,781)
Cash receipts received by Rayonier on Company’s behalf	472,780	1,073,275
Cash disbursements made by Rayonier on Company’s behalf	(484,318)	(1,006,635)
Net distribution to Rayonier on Separation	(906,200)	—
Net liabilities from transfer of assets and liabilities with Rayonier (b)	(83,911)	—
Net transfers to Rayonier	(1,036,928)	(1,141)
Non-cash adjustments:
Stock-based compensation	(3,562)	(6,230)
Net liabilities from transfer of assets and liabilities with Rayonier (b)	83,911	—
Net payments to Rayonier per the Condensed Consolidated Statements of Cash Flows, prior to Separation	$(956,579)	$(7,371)

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

10.    Earnings Per Share of Common Stock
In conjunction with the Separation, 42,176,565 shares of the Company’s common stock were distributed to Rayonier shareholders. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Separation presented in the calculation of weighted-average shares. Prior to the Separation, there were no dilutive shares since the Company had no outstanding equity awards.
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares and restricted shares.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted EPS for the three years ended December 31:

	2015	2014	2013
Net income	$55,257	$31,655	$219,767

Shares used for determining basic earnings per share of common stock	42,194,891	42,166,629	42,176,565
Dilutive effect of:
Stock options	—	47,073	—
Performance and restricted shares	27,968	25,980	—
Shares used for determining diluted earnings per share of common stock	42,222,859	42,239,682	42,176,565
Basic earnings per share (not in thousands)	$1.31	$0.75	$5.21
Diluted earnings per share (not in thousands)	$1.30	$0.75	$5.21
Anti-dilutive shares excluded from the computation of diluted earnings per share:

	2015	2014	2013
Stock options	447,524	229,001	—
Restricted stock	220,348	6,282	—
Performance shares	3,379	—	—
Total	671,251	235,283	—

11.    Other Operating Expense, Net
Other operating expense, net was comprised of the following for the three years ended December 31:

	2015	2014	2013
Increase in environmental liabilities for disposed operations (a)	$6,930	$70,129	$—
One-time separation and legal costs	(802)	25,680	6,033
Increase to environmental liabilities for disposed operations resulting from separation from Rayonier (b)	—	18,419	—
Non-cash impairment charge (c)	28,462	7,184	—
Loss on sale or disposal of property, plant and equipment	998	2,123	2,390
Insurance settlement	(1,000)	(2,881)	—
Miscellaneous expense (income)	681	169	(259)
Total	$35,269	$120,823	$8,164

(a)
The increase in environmental liabilities for disposed operations in 2015 and 2014 of $6.9 million and $70.1 million, respectively, reflects an increase to the estimates for the assessment, remediation and long-term monitoring and maintenance of the Company’s disposed operations sites over the next 20 years. See Note 13 — Liabilities for Disposed Operations for additional information.

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

(c)
In light of the persistent imbalance of supply and demand in the cellulose specialties markets, on July 30, 2015, the Company announced a strategic asset repositioning at its Jesup, Georgia plant to better align its production assets to current market conditions, improve efficiency and restore commodity production throughput to approach historical levels. This repositioning resulted in the abandonment of certain long-lived assets, primarily at the Jesup plant. As a result, the abandoned assets were written down to salvage value and a $28.5 million pre-tax, non-cash impairment charge was recorded during the second quarter of 2015. The abandonment led management to conduct an impairment analysis on all long-lived assets being held and used on a combined plant level. Based on the impairment analysis performed, management concluded the assets were recoverable.

In 2014, the Company determined certain pieces of property associated with its disposed operations should be assessed for impairment based on recent changes to remediation plans at four of its disposed operations sites. As a result, the Company concluded the land values were impaired and reduced the carrying value of those properties by approximately $7.2 million.

12.    Income Taxes
Provision for Income Taxes
The provision for income taxes for periods prior to the Separation has been computed as if the Company were a stand-alone company.
The provision for income taxes consisted of the following:

	2015	2014	2013
Current
Federal	$37,561	$42,183	$95,997
State and other	(197)	305	4,312
	37,364	42,488	100,309
Deferred
Federal	(11,073)	(34,301)	(31,051)
State and other	1,316	(641)	(110)
	(9,757)	(34,942)	(31,161)
Changes in valuation allowance	—	1,270	—
Total	$27,607	$8,816	$69,148

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Domestic manufacturing production deduction (a)	(4.2)	(14.4)	(3.4)
CBPC reserve reversal	—	(11.8)	—
State credits	(0.9)	(2.9)	—
AFMC for CBPC exchange	—	—	(6.5)
Nondeductible executive compensation	1.2	2.4	—
Research credit adjustment	—	2.4	(1.0)
Adjustment to prior tax returns	—	2.7	—
Change in valuation allowance	—	3.1	—
Nondeductible transaction costs	—	4.0	—
Change in state rate	1.4	—	—
Other	0.8	1.3	(0.2)
Income tax rate as reported	33.3%	21.8%	23.9%

(a)	The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax liability for the two years ended December 31 were as follows:

	2015	2014
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$70,180	$67,104
State tax credit carryforwards (a)	16,498	15,740
Environmental liabilities	55,945	56,508
Capitalized costs	14,088	14,042
State net operating losses (a)	3,204	4,892
Total gross deferred tax assets	159,915	158,286
Less: Valuation allowance	(19,702)	(20,517)
Total deferred tax assets after valuation allowance	140,213	137,769
Gross deferred tax liabilities:
Accelerated depreciation	(41,006)	(49,917)
Other	(1,787)	(1,030)
Total gross deferred tax liabilities	(42,793)	(50,947)
Net deferred tax asset (b)	$97,420	$86,822

(a)	The following relates to tax credit carryforwards and net operating losses as of December 31, 2015:

	Gross Amount	Tax Effected	Valuation Allowance	Expiration
State tax credit carryforwards	$16,498	$16,498	$16,498	2018 - 2025
State net operating losses	85,014	3,204	3,204	2016 - 2033

(b)
The Company elected to early adopt ASU 2015-17, Balance Sheet Presentation of Deferred Taxes, as of December 31, 2015. The effect of this accounting change on prior periods was a reclassification to non-current assets of $8.3 million in deferred tax assets previously classified as current assets. See Note 1 — Basis of Presentation and New Accounting Pronouncements for more information.

Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, the Company recognizes the impact of a tax position if a position is “more likely than not” to prevail. As of December 31, 2015, there were no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. During the years ended December 31, 2015, 2014, and 2013, the Company did not record any interest or penalties. A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31 is as follows:

	2015	2014	2013
Balance at January 1,	$—	$4,767	$—
Decreases related to prior year tax positions	—	(4,767)	—
Increases related to prior year tax positions	—	—	4,767
Balance at December 31,	$—	$—	$4,767

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
Tax Statutes
The following table provides detail of tax years that remain open to examination by significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2009, 2011 - 2015
State of Florida	2009, 2011 - 2015
Tax Matters Agreement
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
Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit
The financial statements for periods prior to the Separation include a provision for income taxes determined on a separate return basis which takes into account the impact of the AFMC and subsequent exchanges for the CBPC. Prior to the Separation, the Company was a subsidiary of Rayonier and, for purposes of U.S. federal and state income taxes, was not directly subject to income taxes but was included in the income tax return of Rayonier TRS Holdings Inc., a wholly owned subsidiary of Rayonier.

13.    Liabilities for Disposed Operations
As a result of the Separation, the Company assumed certain environmental liabilities not included in the Company’s historical combined financial statements, as these operations were previously managed by Rayonier. These environmental liabilities relate to previously disposed operations, which include Rayonier’s Port Angeles, Washington dissolving pulp mill that was closed in 1997 and other sites in Washington; Rayonier’s wholly owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.
The Company records accruals for environmental liabilities based on its current interpretation of environmental laws and regulations when it is probable a liability has been incurred and the amount of such liability is estimable. The Company calculates estimates based on a number of factors, including the application and interpretation of current environmental laws, regulations and other requirements; reports and advice of internal and third-party environmental specialists; and management’s knowledge and experience with these and similar types of environmental matters. These estimates include potential costs for investigation, assessment, remediation, ongoing operation and maintenance (where applicable), and post-remediation monitoring of the sites, on an undiscounted basis, generally for a period of 20 years. These environmental liabilities do not include potential third-party recoveries to which we may be entitled unless they are probable and estimable.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides detail, by site, for specific sites where current estimates exceed 10 percent of the total liabilities for disposed operations at December 31, 2015. An analysis of the activity for the year ended December 31, 2015 is as follows:

	Liabilities Assumed at Separation	Expenditures	Increase to Liabilities	December 31, 2014 Liability	Expenditures	Increase (Decrease) to Liabilities	December 31, 2015 Liability
Augusta, Georgia	$10,838	$(691)	$12,060	$22,207	$(1,187)	$1,861	$22,881
Spartanburg, South Carolina	10,902	(710)	8,792	18,984	(933)	(575)	17,476
Baldwin, Florida	10,172	(640)	14,996	24,528	(838)	3,270	26,960
Other SWP sites	27,471	(2,190)	12,116	37,397	(1,731)	226	35,892
Total SWP	59,383	(4,231)	47,964	103,116	(4,689)	4,782	103,209
Port Angeles, Washington	8,100	(1,109)	32,922	39,913	(1,040)	532	39,405
All other sites	6,357	(319)	7,662	13,700	(546)	1,616	14,770
Total	$73,840	$(5,659)	$88,548	$156,729	$(6,275)	$6,930	$157,384
Less: Current portion				(7,241)			(12,034)
Non-Current portion				$149,488			$145,350
A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. Remediation activities currently consist primarily of groundwater recovery and treatment. Current cost estimates and the corresponding liability could vary if recovery or discharge volumes change or if changes to current remediation activities are required in the future. In 2015, as a result of current year spending, the Company increased its estimated liability by $1.9 million to maintain a 20 year projection of costs in the liability. In 2014, the Company increased its estimated liability by $12.1 million primarily due to projected financial assurance costs and additional waste water treatment costs. Total spending related to the site as of December 31, 2015 was $71.3 million. Liabilities are recorded to cover obligations for the estimated remaining remedial, monitoring activities and financial assurance costs through 2035.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities consist primarily of groundwater recovery and treatment. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control which governs future investigatory and assessment activities at the site and for potential off-site contamination. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future and, therefore, current cost estimates and the corresponding liability could change. In 2015, the Company decreased its estimated liability by $0.6 million primarily due to expected lower costs for operating, monitoring and maintenance activities. In 2014, the Company increased its estimated liability by $8.8 million primarily due to additional projected financial assurance costs, additional soil remediation costs related to on and off-site assessment and remediation projects. Total spending related to the site as of December 31, 2015 was $42.7 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remediation and monitoring activities and financial assurance costs through 2035.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to the RCRA, which expires in 2016. The current remediation activities primarily consist of groundwater recovery and treatment. Additionally, the investigation and assessment of other potential areas of concern, on and off-site, are ongoing. Additional remedial activities may be necessary in the future and, therefore, current cost estimates and the corresponding liability could change. In 2015, the Company increased its estimated liability by $3.3 million primarily due to additional projected financial assurance costs and to maintain its liability at the 20 year projected level as a result of current year spending. In 2014, the Company increased its estimated liability by $15.0 million primarily due to additional projected financial assurance costs and changes in assumed future remedial activity relating to on-site and off-site contamination. Total spending as of December 31, 2015 was $23.7 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2035.
Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The plant site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since 2000, and several voluntary interim soil clean-up actions have been performed during this time. In addition, the Company may be liable under CERCLA for “natural resource damages” caused by

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

releases from the site. As a result of an agreed order with the Washington State Department of Ecology (“Ecology”), the remainder of the MTCA regulatory process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and off-site areas may be necessary and, as a result, current cost estimates and the corresponding liability could change. In 2015, the Company increased the estimated liability by $0.5 million to maintain its liability at the 20 year projected level as a result of current year spending. In 2014, the Company increased the estimated liability by $32.9 million primarily due to the results of the work required under the agreed order to prepare and submit a feasibility study identifying alternative remedies and cost estimates to address on-site and off-site contamination, as well as specifying the proposed remedy, which resulted in a change in expectations for the strategy, scope and cost of compliance with the MTCA and CERCLA obligations. Total spending related to the site as of December 31, 2015 was $46.1 million. Liabilities are recorded to cover obligations for the estimable assessment, remediation, monitoring obligations and financial assurance costs through 2035.
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of December 31, 2015, the Company estimates this exposure could range up to approximately $65 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

14.    Incentive Stock Plans
The Rayonier Advanced Materials Incentive Stock Plan (“the Stock Plan”) provides for up to 5.2 million shares of stock to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2015, approximately 3.5 million shares were available for future grants under the Stock Plan.
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
The Company recognizes stock-based compensation expense on a straight-line basis over the service period of the award. The Company’s total stock based compensation cost, including allocated amounts, for the years ended December 31, 2015, 2014 and 2013 was $10.0 million, $8.7 million and $6.2 million, respectively. These amounts may not reflect the cost of current or future equity awards. Amounts for periods prior to the Separation may not reflect results we would have experienced, or expect to experience, as an independent, publicly traded company.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Total stock-based compensation expense was allocated for the years ended December 31 as follows:

	2015	2014	2013
Selling, general and administrative expenses	$8,124	$7,763	$5,006
Cost of sales	1,868	975	1,224
Total stock-based compensation expense	$9,992	$8,738	$6,230
The Company’s employee stock option compensation program generally provides accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time of their retirement. Stock-based compensation expense for stock option awards is recognized over the shorter of: (1) the service period (i.e., the stated period of time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement.
Fair Value Calculations by Award
All option, restricted stock and performance share awards are presented for Rayonier Advanced Materials stock only, including those awards held by Rayonier employees.
Non-Qualified Employee Stock Options
Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date. They generally vest ratably over three years and have a maximum term of 10 years and two days from the grant date.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. All stock option awards granted prior to the Distribution were valued based on Rayonier’s share price and assumptions. For all options granted before the Separation, the expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of Rayonier’s underlying stock over the expected life of the award. For options granted after the Separation, the expected volatility is based on peer companies’ historical volatilities for each grant and is calculated using the historical change in the daily market price of the companies’ underlying stock over the expected life of the award. The expected life is based on prior exercise behavior. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.
During the year ended December 31, 2015, there were no options granted. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the years ended December 31, 2014 and December 31, 2013:

	2014	2013
Expected volatility	40.1%	39.0%
Dividend yield	4.2%	3.4%
Risk-free rate	2.2%	1.0%
Expected life (in years)	6.3	6.3
Fair value per share of options granted	$9.31	$14.00
Fair value of options granted	$90	$703

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s stock option activity is presented below for the year ended December 31, 2015:

	Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	466,015	$31.73
Forfeited	(7,750)	38.56
Exercised	(460)	17.34
Expired	(16,190)	30.36
Outstanding at December 31, 2015	441,615	$31.67	5.0	$—
Options vested and expected to vest	441,615	$31.67	5.0	$—
Options exercisable at December 31, 2015	371,845	$30.34	4.4	$—
A summary of additional information pertaining to stock options granted to employees is presented below:

	2015	2014	2013
Intrinsic value of options exercised (a)	$—	$320	$772
Fair value of options vested	$717	$90	$593

(a)	Intrinsic value of stock options exercised is based on the market price of the Company’s stock at December 31, 2015 and 2014, and of Rayonier's stock at December 31, 2013.
As of December 31, 2015, there was $0.2 million of unrecognized compensation cost related to the Company’s stock options. This cost is expected to be recognized over a weighted average period of 1 year. As a result of the Separation, some of the Company’s employees hold Rayonier options. As of December 31, 2015, there was $0.4 million of unrecognized compensation cost related to Rayonier stock options, the cost of which is expected to be recognized over a weighted average period of 1 year.
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
Restricted stock granted in connection with the Company’s performance share plan, and in connection with Rayonier’s incentive plan prior to the Separation, generally vests upon completion of a one to four year period. The fair value of each share granted is equal to the share price of the underlying stock on the date of grant. As of December 31, 2015, there was $4.4 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. As a result of the Separation, some of the Company’s employees hold Rayonier restricted shares. As of December 31, 2015, there was $0.1 million of unrecognized compensation cost related to Rayonier restricted shares, the cost of which is expected to be recognized over a weighted average period of 0.9 years.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity of restricted shares granted to employees for the three years ended December 31:

	2015	2014	2013
Restricted shares granted	277,298	172,894	10,200
Weighted average price of restricted shares granted	$20.83	$41.51	$56.00
Intrinsic value of restricted stock outstanding (a)	$3,763	$3,235	$666
Fair value of restricted stock vested	$690	$100	$27

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2015 and 2014, and of Rayonier’s stock at December 31, 2013.
A summary of the Company’s restricted stock activity is presented below for the year ended December 31, 2015:

	Restricted Stock
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	145,085	$41.66
Granted	277,298	20.83
Forfeited	(19,350)	25.07
Vested	(18,650)	37.00
Outstanding at December 31, 2015	384,383	$28.41
On March 23, 2015, the Company converted the $4.0 million fixed value retention award granted to the Chief Executive Officer in connection with the Company’s separation from Rayonier from a stock settled award to a cash settled award. As a result, the award has no dilutive effect on the Company’s stock. All other significant terms remain unchanged.
Performance Share Awards
The Company’s performance share awards generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon the Company’s total shareholder return versus selected peer group companies for the post-separation business. The performance share payout for certain awards is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period. For other awards, the performance share payout is based on an internal performance metric or a combination of an internal metric and a market condition.
As of December 31, 2015, there was $6.0 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 1.6 years.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

In connection with the separation from Rayonier, performance shares held by the Company’s employees were converted to the Rayonier Advanced Materials Stock Plan. The following table summarizes the activity of the Company’s performance share units granted to its employees for the three years ended December 31:

	2015	2014		2013
	Performance-Based Stock Units	Performance-Based Stock Units	Performance-Based Restricted Stock	Performance-Based Stock Units
Common shares of stock reserved for performance shares	422,920	95,952	286,737	52,900
Weighted average fair value of performance share units granted	$17.51	$42.27	$40.41	$58.99
Intrinsic value of outstanding performance share units (a)	$2,070	$1,070	$3,197	$3,618
Fair value of performance shares vested	$—	$—	$—	$962
Cash used to pay the minimum withholding tax requirements in lieu of receiving common shares	$—	$—	$—	$1,199

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company’s stock at December 31, 2015 and 2014, and of Rayonier’s stock at December 31, 2013.
A summary of the Company’s performance-share activity is presented below for the year ended December 31, 2015:

	Performance-Based Stock Units		Performance-Based Restricted Stock
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	47,977	$42.27	143,369	$40.52
Granted	214,403	17.51	—	—
Forfeited	(2,943)	17.74	(1,671)	19.84
Canceled (a)	(47,977)	42.27	—	—
Outstanding at December 31, 2015	211,460	$17.51	141,698	$40.76

(a)
During the first quarter of 2015, performance shares granted in 2012 were canceled as the Company did not meet the performance criteria for payout on these shares. The cancellation of these shares resulted in an excess tax deficit of $2.5 million.

There are no 2013 performance awards outstanding as performance awards granted in 2013 were canceled at Separation and replaced with restricted stock. For the 2014 and 2015 grants, expected volatility is based on representative price returns using the stock price of several peer companies. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The following chart provides a tabular overview of the weighted average assumptions used in calculating the fair value of the awards granted for the two years ended December 31:

	2015	2014
Expected volatility	17.3%	16.9%
Risk-free rate	1.0%	0.7%

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
The following tables set forth the changes in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement plans for the two years ended December 31:

	Pension		Postretirement
Change in Projected Benefit Obligation	2015	2014	2015	2014
Projected benefit obligation at beginning of year	$409,356	$173,077	$26,568	$17,178
Service cost	5,977	4,099	1,006	798
Interest cost	15,228	11,379	919	916
Actuarial loss (gain)	(7,073)	45,171	(2,049)	4,417
Plan amendments (a)	—	—	1,321	—
Employee contributions	—	—	361	—
Benefits paid	(18,455)	(13,468)	(1,167)	(1,309)
Assumption of balance from parent at spin	—	189,098	—	4,568
Projected benefit obligation at end of year	$405,033	$409,356	$26,959	$26,568

Change in Plan Assets
Fair value of plan assets at beginning of year	$291,087	$170,218	$—	$—
Actual return on plan assets	(6,627)	13,359	—	—
Employer contributions	2,312	1,056	806	1,309
Employee contributions	—	—	361	—
Benefits paid	(18,455)	(13,468)	(1,167)	(1,309)
Other expense	(2,162)	(1,175)	—	—
Assumption of balance from parent at spin	—	121,097	—	—
Fair value of plan assets at end of year	$266,155	$291,087	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(138,878)	$(118,269)	$(26,959)	$(26,568)

(a)
During 2015, the Fernandina postretirement medical plan was amended as a result of the Company’s negotiations with the plant’s unions. The amendment changed the plan from a fully insured health maintenance organization plan to a self-funded high deductible plan and added benefits for plan retiree spouses. The plan was also remeasured at the amendment date. The impact of the plan amendment and the remeasurement was a net increase in the projected benefit obligation of $1.3 million.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
Amounts recognized in the Consolidated Balance Sheets consist of:	2015	2014	2015	2014
Non-current assets	$—	$—	$—	$—
Current liabilities	(2,268)	(2,036)	(1,485)	(1,463)
Non-current liabilities	(136,610)	(116,233)	(25,474)	(25,105)
Net amount recognized	$(138,878)	$(118,269)	$(26,959)	$(26,568)
Net gains or losses recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Net (losses) gains	$(24,950)	$(49,577)	$25,411	$759	$(3,807)	$5,616
Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Amortization of losses	$13,434	$7,620	$6,494	$676	$597	$549
Amortization of prior service (credit) cost	750	1,161	1,292	(158)	(265)	(39)
Net losses, prior service costs or credits and plan amendments that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2015	2014	2015	2014
Prior service cost	$(3,776)	$(4,527)	$27	$(32)
Net losses	(161,519)	(150,003)	(8,585)	(11,298)
Plan amendment	—	—	1,797	3,293
Deferred income tax benefit	59,975	56,206	2,461	2,917
AOCI	$(105,320)	$(98,324)	$(4,300)	$(5,120)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2015	2014
Projected benefit obligation	$431,992	$435,219
Accumulated benefit obligation	417,397	394,263
Fair value of plan assets	266,155	291,087

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
Components of Net Periodic Benefit Cost	2015	2014	2013	2015	2014	2013
Service cost	$5,977	$4,099	$2,790	$1,006	$798	$941
Interest cost	15,228	11,379	6,900	919	916	741
Expected return on plan assets	(23,234)	(18,333)	(12,515)	—	—	—
Amortization of prior service (credit) cost	750	1,161	1,292	(158)	(265)	(39)
Amortization of losses	13,434	7,620	6,494	676	597	549
Net periodic benefit cost (a)	$12,155	$5,926	$4,961	$2,443	$2,046	$2,192

(a)	A portion of the net periodic benefit cost is recorded in cost of goods sold in the Consolidated Statements of Income.
The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2016 are as follows:

	Pension	Postretirement
Amortization of loss	$10,881	$524
Amortization of prior service cost	761	(139)
Total amortization of AOCI loss	$11,642	$385
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.03%	3.71%	4.60%	3.98%	3.65%	4.60%
Rate of compensation increase	4.45%	4.50%	4.60%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.71%	4.04%	3.70%	3.65%	4.00%	3.60%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.45%	4.50%	4.60%	4.50%	4.50%	4.50%
Effective December 31, 2015, the expected return on plan assets remained at 8.5 percent, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
The following table sets forth the assumed health care cost trend rates as of December 31:

	Postretirement
	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that ultimate trend rate is reached	2019	2018

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$209	$(203)
Accumulated postretirement benefit obligation	2,245	(1,193)
Investment of Plan Assets
The Company’s pension plan asset allocation at December 31, 2015 and 2014, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2015	2014
Domestic equity securities	41%	41%	35-45%
International equity securities	24%	23%	20-30%
Domestic fixed income securities	27%	28%	25-29%
International fixed income securities	5%	5%	3-7%
Real estate fund	3%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier Advanced Materials common stock at December 31, 2015 or 2014.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 1 — Basis of Presentation and New Accounting Pronouncements to the Consolidated Financial Statements for definition), the assets of the plans as of December 31, 2015 and 2014.

	Fair Value at December 31, 2015			Fair Value at December 31, 2014
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equity securities	$23,689	$85,011	$108,700	$23,476	$94,163	$117,639
International equity securities	28,773	33,390	62,163	33,496	33,425	66,921
Domestic fixed income securities	—	70,903	70,903	—	79,193	79,193
International fixed income securities	12,343	—	12,343	12,767	—	12,767
Real estate fund	9,077	—	9,077	9,387	—	9,387
Short-term investments	—	2,969	2,969	1,038	4,142	5,180
Total	$73,882	$192,273	$266,155	$80,164	$210,923	$291,087
The valuation methodology used for measuring the fair value of these asset categories was as follows:
Level 1 — Net asset value in an observable market.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Level 2 — Assets classified as level two are held in collective trust funds. The net asset value of a collective trust is calculated by determining the fair value of the fund’s underlying assets, deducting its liabilities and dividing by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds’ underlying assets.
There have been no changes in the methodology used during the years ended December 31, 2015 and 2014.
Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2016	$20,253	$1,454
2017	21,024	1,553
2018	21,750	1,677
2019	22,428	1,626
2020	22,986	1,577
2021 — 2025	121,403	7,491
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
The Company recorded expense of $3.0 million and $9.8 million for the years ended December 31, 2014 and 2013, respectively, for its allocation of costs related to these plans. There were no charges for the year ended December 31, 2015. As of December 31, 2015 and 2014, there were no required contributions outstanding, and the Company does not expect to make any discretionary contributions in 2016.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. The Company’s contributions charged to expense for these plans were $5.2 million, $3.7 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rayonier Advanced Materials Hourly and Salaried Defined Contribution Plans include Rayonier Advanced Materials common stock with a fair market value of $12.6 million at December 31, 2015.

16.    Contingencies
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. Unless specifically noted, any possible range of loss associated with the legal proceedings described below is not reasonably estimable at this time. While there can be no assurance, the ultimate outcome of these actions, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows, except as noted below.
Eastman Litigation
On August 12, 2015, Eastman Chemical Company (“Eastman”) served the Company, and on August 14, 2015 the Company served Eastman, respectively, with lawsuits relating to the Chemical Cellulose Agreement, effective as of January 1, 2012, between

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

the Company and Eastman (the “Agreement”). Eastman’s lawsuit was filed in the Chancery Court for Sullivan County, Tennessee, while the Company’s lawsuit was filed in the Superior Court of Gwinnett County, Georgia.
The filings by each of Eastman and the Company asked the respective courts to confirm the meaning of certain “meet or release” pricing and volume provisions in the Agreement that require the Company, under certain circumstances, to respond to offers made to Eastman by other suppliers. The Company sought a declaration that such provisions apply to a maximum number of metric tons of product per year, while Eastman claimed such provisions provide Eastman with, in essence, meet or release rights for unlimited volume. In addition, the parties asked the court to confirm the meaning of certain other contract provisions in the Agreement relating to pricing in future years. In its court filings, Eastman also asserted other claims which seek to limit, terminate or void the Agreement.
On November 30, 2015, the Company and Eastman settled all matters relating to the dispute between the parties and entered into a new Chemical Cellulose Purchase and Sale Agreement, effective January 1, 2016 that extends through December 31, 2019, and which replaces and supersedes the Agreement. In connection with the settlement, the parties also agreed to mutual release and dismiss all pending litigation.

17.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of December 31, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment
Standby letters of credit (a)	$14,216
Surety bonds (b)	56,201
Total financial commitments	$70,417

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance requirements relating to environmental remediation of disposed sites. The letters of credit will expire during 2016 and will be renewed as required.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2016 and 2019. They are expected to be renewed annually as required.

18.    Commitments
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $4.0 million, $2.1 million and $1.7 million in 2015, 2014 and 2013, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

At December 31, 2015, the future minimum payments under non-cancellable operating leases and purchase obligations were as follows:

	Operating Leases (a)	Purchase Obligations (b)
2016	$1,273	$16,573
2017	1,140	14,771
2018	720	5,490
2019	448	3,826
2020	400	3,826
Thereafter	431	19,856
Total	$4,412	$64,342

(a)	Operating leases include leases on buildings, machinery and equipment under various operating leases.

(b)	Purchase obligations primarily consist of payments expected to be made on a natural gas transportation contract and purchases of wood chips.

19.    Quarterly Results for 2015 and 2014 (Unaudited)

	Quarter Ended				Total Year
	March 28	June 27	September 26	December 31
2015
Net Sales	$221,348	$220,892	$257,590	$241,554	$941,384
Gross Margin	36,872	45,021	70,169	50,392	202,454
Operating Income	23,946	8,585	57,962	29,030	119,523
Net Income (Loss)	10,521	(312)	32,291	12,757	55,257
Basic earnings per share	0.25	(0.01)	0.77	0.30	1.31
Diluted earnings per share	0.25	(0.01)	0.76	0.30	1.30

	Quarter Ended
	March 31	June 28	September 27	December 31	Total Year
2014
Net Sales	$243,499	$212,531	$253,695	$247,964	$957,689
Gross Margin	54,780	52,314	55,689	60,964	223,747
Operating Income	43,364	6,210	41,678	(28,297)	62,955
Net Income (Loss)	30,947	4,561	19,408	(23,261)	31,655
Basic earnings per share (a)	0.73	0.11	0.46	(0.55)	0.75
Diluted earnings per share (a)	0.73	0.11	0.46	(0.55)	0.75

(a)
In conjunction with the Separation, 42,176,565 shares of the Company’s common stock were distributed to Rayonier shareholders. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, this amount has been assumed to be outstanding as of the beginning of each period prior to the Distribution presented in the calculation of weighted-average shares. Prior to the Separation, there were no dilutive shares since the Company had no outstanding equity awards.

Rayonier Advanced Materials Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses		Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2015	$151	$—		$—	$151
Year ended December 31, 2014	140	11		—	151
Year ended December 31, 2013	140	—		—	140
Deferred tax asset valuation allowance:
Year ended December 31, 2015	$20,517	$—		$(815)	$19,702
Year ended December 31, 2014	24,588	—		(4,071)	20,517
Year ended December 31, 2013	1,201	23,387	(a)	—	24,588
Self-insurance liabilities (b):
Year ended December 31, 2015	$1,947	$(734)	(c)	$(624)	$589
Year ended December 31, 2014	—	2,361		(414)	1,947
Year ended December 31, 2013	—	—		—	—

(a)	The increase in the valuation allowance during 2013 was primarily related to Georgia investment tax credits earned on the CSE project.

(b)	Prior to the Separation, self-insurance liabilities were recorded by Rayonier. As a result, the Company did not record self-insurance liabilities until the Separation on June 27, 2014.

(c)	The decrease in the self-insurance liabilities is due to an adjustment based on the annual actuarial review.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ PAUL G. BOYNTON	Chairman of the Board, President and Chief Executive Officer	February 26, 2016
Paul G. Boynton (Principal Executive Officer)

	/s/ FRANK A. RUPERTO	Chief Financial Officer and Senior Vice President, Finance and Strategy	February 26, 2016
Frank A. Ruperto (Principal Financial Officer)

	/s/ JOHN P. CARR	Chief Accounting Officer and Vice President, Controller	February 26, 2016
John P. Carr (Principal Accounting Officer)

	*	Lead Director
C. David Brown, II
	*	Director
Charles E. Adair
	*	Director
DeLyle W. Bloomquist
	*	Director
Mark E. Gaumond
	*	Director
James F. Kirsch
	*	Director
Lisa M. Palumbo
	*	Director
Thomas I. Morgan
	*	Director
Ronald Townsend

*By:	/s/ FRANK A. RUPERTO
	Frank A. Ruperto (Attorney-In-Fact)		February 26, 2016

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
Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 30, 2014
10.7	Rayonier Advanced Materials Inc. Incentive Stock Plan, effective May 27, 2014*	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.8	Rayonier Advanced Materials Inc. Incentive Stock Plan, as amended effective January 1, 2016*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 1, 2015
10.9	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement Applicable to the July 15, 2014 Restricted Stock Award*	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed on August 5, 2014
10.10	Description of Rayonier Advanced Materials Inc. 2014 Performance Share Award Program*	Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-Q filed on August 5, 2014
10.11	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement, effective 2015*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on February 27, 2015
10.12	Description of Rayonier Advanced Materials Inc. 2015 Performance Share Award Program*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2015
10.13	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2015 Equity Award Grant*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on February 27, 2015
10.14	Description of Rayonier Advanced Materials Inc. 2016 Performance Share Award Program*	Filed herewith
10.15	Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Special Stock Grant, dated May 28, 2014*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.16	Amendment dated March 23, 2015 to Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Retention Award*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 1, 2015
10.17	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan, effective May 27, 2014*	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.18	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, dated June 2014*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.19	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, as amended effective January 1, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 1, 2015
10.20	Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan*	Filed herewith
10.21	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust, dated June 28, 2014, by and between Rayonier Advanced Materials Inc. and Wells Fargo Bank, National Association*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.22	Rayonier Advanced Materials Inc. Excess Benefit Plan, effective June 27, 2014*	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.23	Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan, effective June 28, 2014*	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.24	Form of Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan Agreements, effective June 28, 2014*	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on February 27, 2015
10.25	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective June 27, 2014*	Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.26	Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective June 27, 2014*	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on June 27, 2014
10.27	Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.28	Form of Rayonier Advanced Materials Inc. Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K and filed on February 27, 2015
10.29	Chemical Cellulose Purchase and Sale Agreement, effective as of January 1, 2016, between Rayonier A.M. Sales and Technology Inc. and Eastman Chemical Company**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 1, 2015
10.30	Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.**	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.31	Amendment No. 1 to Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.**	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.32	Amendment No. 2 to Cellulose Specialties Agreement, effective as of December 31, 2014, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 20, 2014
10.33	Amendment No. 3 to Chemical Cellulose Agreement, dated effective as of January 1, 2016, between Nantong Cellulose Fibers Co., Ltd. and Rayonier A.M. Sales and Technology Inc.**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 23, 2015
10.34	Amended and Restated Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Daicel Corporation**	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.35	Amendment No. 1 to Amended and Restated Cellulose Specialties Agreement, effective as of February 15, 2013, by and between Rayonier Performance Fibers, LLC and Daicel Corporation**	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
12	Statements re computation of ratios	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23	Consent of Ernst & Young LLP	Filed herewith
24	Powers of attorney	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith
*    Management contract or compensatory plan
**    Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934