Form 10-Q
period 2016-03-26
RAYONIER ADVANCED MATERIALS INC.
filed 2016-05-03
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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

The registrant had 43,281,270 shares of common stock, $.01 par value per share, outstanding as of April 29, 2016.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net Sales	$217,729	$221,348
Cost of Sales	177,491	184,476
Gross Margin	40,238	36,872

Selling, general and administrative expenses	7,378	12,296
Other operating expense, net (Note 7)	940	630
Operating Income	31,920	23,946
Interest expense	8,671	9,324
Interest income and miscellaneous expense, net	(1)	(29)
Gain on debt extinguishment	8,844	—
Income Before Income Taxes	32,094	14,651
Income tax expense (Note 8)	11,201	4,130
Net Income	$20,893	$10,521

Earnings Per Share of Common Stock (Note 6)
Basic earnings per share	$0.50	$0.25
Diluted earnings per share	$0.49	$0.25

Dividends Declared Per Share	$0.07	$0.07

Comprehensive Income:
Net Income	$20,893	$10,521
Other Comprehensive Income (Note 5)
Amortization of pension and postretirement plans, net of income tax expense of $1,102 and $1,299	1,917	2,308
Total other comprehensive income	1,917	2,308
Comprehensive Income	$22,810	$12,829

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 26, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$110,070	$101,303
Accounts receivable, less allowance for doubtful accounts of $151 and $151	57,997	68,892
Inventory (Note 2)	113,307	125,409
Prepaid and other current assets	23,530	32,149
Total current assets	304,904	327,753
Property, Plant and Equipment, Gross	2,037,622	2,026,807
Less — Accumulated Depreciation	(1,242,885)	(1,222,969)
Property, Plant and Equipment, Net	794,737	803,838
Deferred Tax Assets	86,065	97,420
Other Assets	48,126	49,601
Total Assets	$1,233,832	$1,278,612
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$40,089	$44,992
Accrued customer incentives and prepayments	23,056	34,685
Accrued payroll and benefits	14,980	20,743
Current maturities of long-term debt (Note 3)	7,943	7,938
Accrued interest	9,490	2,673
Other current liabilities	14,075	8,379
Current liabilities for disposed operations (Note 9)	12,855	12,034
Total current liabilities	122,488	131,444
Long-Term Debt (Note 3)	796,903	850,116
Non-Current Liabilities for Disposed Operations (Note 9)	143,296	145,350
Pension and Other Postretirement Benefits (Note 11)	161,501	162,084
Other Non-Current Liabilities	6,743	6,757
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of March 26, 2016 and December 31, 2015	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,280,312 and 42,872,435 issued and outstanding, as of March 26, 2016 and December 31, 2015, respectively	433	429
Additional paid-in capital	70,623	70,213
Retained earnings	39,548	21,839
Accumulated other comprehensive loss	(107,703)	(109,620)
Total Stockholders’ Equity (Deficit)	2,901	(17,139)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,233,832	$1,278,612

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
Operating Activities
Net income	$20,893	$10,521
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,077	21,752
Stock-based incentive compensation expense	644	2,669
Amortization of capitalized debt costs	441	793
Deferred income taxes	10,104	(4,216)
Increase in liabilities for disposed operations	1,746	—
Gain on debt extinguishment	(8,844)	—
Amortization of losses and prior service costs from pension and postretirement plans	3,019	3,607
Loss from sale/disposal of property, plant and equipment	236	382
Other	(1,243)	80
Changes in operating assets and liabilities:
Receivables	10,895	17,575
Inventories	12,102	8,272
Accounts payable	3,579	(3,988)
Accrued liabilities	(8,065)	(3,349)
All other operating activities	9,365	3,091
Expenditures for disposed operations	(2,979)	(1,013)
Cash Provided by Operating Activities	73,970	56,176
Investing Activities
Capital expenditures	(20,390)	(24,540)
Cash Used for Investing Activities	(20,390)	(24,540)
Financing Activities
Repayment/repurchase of debt	(44,732)	(20,000)
Proceeds from the issuance of common stock	—	8
Common stock repurchased	(81)	—
Cash Used for Financing Activities	(44,813)	(19,992)

Cash and Cash Equivalents
Change in cash and cash equivalents	8,767	11,644
Balance, beginning of year	101,303	65,977
Balance, end of period	$110,070	$77,621

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period:
Interest	$2,278	$1,990
Income taxes	$(736)	$(307)
Non-cash investing and financing activities:
Capital assets purchased on account	$8,238	$11,170

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.
New or Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation. The update simplifies several areas of accounting for share based payments. It is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires entities to recognize assets and liabilities that arise from finance and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows. It is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company adopted as of March 26, 2016 and the effect of this accounting change on prior periods was a reclassification of debt issuance costs as of December 31, 2015 of $9.6 million and $0.3 million to “Long-term debt” from “Other assets" and “Prepaid and other current assets,” respectively.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers for an amount that reflects consideration to which the company expects to be entitled to in exchange for those goods or services. Subsequently, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. This standard provided implementation guidance for principal versus agent considerations. These standards will be effective for the Company’s first quarter 2018 Form 10-Q filing with full or modified retrospective adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through May 3, 2016, the date these financial statements were available to be issued.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    Inventory
As of March 26, 2016 and December 31, 2015, the Company’s inventory included the following:

	March 26, 2016	December 31, 2015
Finished goods	$96,684	$103,866
Work-in-progress	2,783	2,344
Raw materials	11,407	16,593
Manufacturing and maintenance supplies	2,433	2,606
Total inventory	$113,307	$125,409

3.    Debt
As of March 26, 2016 and December 31, 2015, the Company’s debt consisted of the following:

	March 26, 2016	December 31, 2015
Revolving Credit Facility of $250 million, $236 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at March 26, 2016	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.5%, interest rate of 1.93% at March 26, 2016	54,575	55,950
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 1.51% at March 26, 2016	253,475	262,750
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	550,000
Total principal payments due	814,462	868,700
Less: original issue discount and debt issuance costs	(9,616)	(10,646)
Total debt	804,846	858,054
Less: Current maturities of long-term debt	(7,943)	(7,938)
Long-term debt	$796,903	$850,116
During the first three months of 2016, the Company made $10.6 million in principal debt repayments on the Term Loan Facilities. During the first three months of 2016, the Company repurchased in the open market $43.6 million of its senior notes due 2024 and retired them for $34.1 million plus accrued and unpaid interest. In connection with the retirement of these Senior Notes, the Company recorded a gain in other income of approximately $8.8 million, which includes the write-off of $0.7 million of unamortized debt issuance costs in the first quarter of 2016.
Principal payments due during the next five years and thereafter are as follows:

Remaining 2016	$6,300
2017	9,775
2018	11,150
2019	38,225
2020	2,900
Thereafter	746,112
Total principal payments	$814,462

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at March 26, 2016 and December 31, 2015, using market information and what management believes to be appropriate valuation methodologies:

	March 26, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$110,070	$110,070	$—	$101,303	$101,303	$—
Current maturities of long-term debt	(7,943)	—	(8,400)	(7,938)	—	(8,400)
Fixed-rate long-term debt	(498,747)	—	(412,726)	(541,423)	—	(435,171)
Variable-rate long-term debt	(298,156)	—	(299,650)	(308,693)	—	(310,300)
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

5.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Three Months Ended
Unrecognized components of employee benefit plans, net of tax	March 26, 2016	March 28, 2015
Balance, beginning of period	$(109,620)	$(103,444)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	193	192
Amortization of prior service costs	2,864	3,485
Amortization of negative plan amendment	(38)	(70)
Tax benefit	(1,102)	(1,299)
Total reclassifications for the period, net of tax	1,917	2,308
Balance, end of period	$(107,703)	$(101,136)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income	$20,893	$10,521

Shares used for determining basic earnings per share of common stock	42,205,767	42,186,130
Dilutive effect of:
Stock options	—	4,948
Performance and restricted shares	66,769	13,696
Shares used for determining diluted earnings per share of common stock	42,272,536	42,204,774
Basic earnings per share (not in thousands)	$0.50	$0.25
Diluted earnings per share (not in thousands)	$0.49	$0.25
Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 26, 2016	March 28, 2015
Stock options	417,198	384,112
Restricted stock	212,677	351,995
Performance shares	82,295	—
Total	712,170	736,107

7.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended
	March 26, 2016	March 28, 2015
Loss on sale or disposal of property, plant and equipment	$236	$382
Environmental reserve adjustment	1,746	—
Miscellaneous expense (income)	(1,042)	248
Total	$940	$630

8.    Income Taxes
The Company’s effective tax rate for the first quarter 2016 was 34.9 percent compared to 28.2 percent for the first quarter 2015. For both periods, the effective tax rate differs from the federal statutory rate primarily due to state tax credits and the domestic manufacturing tax deduction, partially offset by state taxes and nondeductible expenses. The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. It is lower in periods that include expenses that reduce taxable income but do not currently reduce pre-tax income.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the three months ended March 26, 2016 is as follows:

Balance, December 31, 2015	$157,384
Expenditures charged to liabilities	(2,979)
Increase to liabilities	1,746
Balance, March 26, 2016	156,151
Less: Current portion	(12,855)
Non-current portion	$143,296
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 26, 2016, the Company estimates this exposure could range up to approximately $65 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

10.    Incentive Stock Plans
The Company’s total stock based compensation cost, including allocated amounts, for the three months ended March 26, 2016 and March 28, 2015 was $0.6 million and $2.7 million, respectively.
The Company also made new grants of restricted and performance shares to certain employees during the first quarter of 2016. The 2016 restricted shares vest over three to four years. The 2016 performance share awards are measured against an internal return on invested capital target and, depending on performance against the target, the awards will payout between 0 and 200 percent of target. The total number of performance shares earned will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which would result in a final payout range of 0 to 250 percent.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity on the Company’s incentive stock awards for the period ended March 26, 2016:

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	441,615	$31.67	384,383	$28.41	211,460	$17.51	141,698	$40.76
Granted	—	—	500,420	7.09	606,848	7.76	—	—
Forfeited	(103)	36.55	(73,467)	14.33	(72,583)	9.71	(7,880)	37.32
Exercised or settled	—	—	(9,604)	27.98	—	—	—	—
Expired or cancelled	(24,743)	28.17	—	—	—	—	—	—
Outstanding at March 26, 2016	416,769	$31.88	801,732	$16.38	745,725	$15.46	133,818	$40.97

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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Service cost	$1,306	$1,494	$202	$205
Interest cost	3,979	3,807	218	231
Expected return on plan assets	(5,830)	(5,809)	—	—
Amortization of prior service cost	190	188	3	4
Amortization of losses	2,836	3,358	28	127
Amortization of negative plan amendment	—	—	(38)	(70)
Total net periodic benefit cost	$2,481	$3,038	$413	$497
The Company does not have any mandatory pension contribution requirements and does not expect to make any discretionary contributions in 2016.

12.    Contingencies
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various litigation arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. While there can be no assurance, the ultimate outcome of these proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 26, 2016, the following financial guarantees were outstanding:

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

(b)
The Company purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates between 2016 and 2019. They are expected to be renewed annually as required.

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2015 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The risk factors contained in Item 1A — Risk Factors, in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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
Our primary products consist of the following:
Cellulose specialties products are primarily used in dissolving chemical applications that require a highly purified form of cellulose. We concentrate on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high-purity cellulose ethers, and are a leading supplier of these products. Typically, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements. The manufacture and sale of cellulose specialties products are the primary driver of the Company’s profitability.
Commodity products are used for viscose and absorbent materials applications. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Pricing for commodity products is typically referenced to published indices or based on publicly available spot market prices.
Industry Update and Outlook
Cellulose specialties markets are continuing to face a combination of industry oversupply and weaker end-market demand which has led to a decline in our cellulose specialties prices of approximately 14 percent in 2014 through 2015. These market conditions could impact our prices and volumes in the future. Over the last seven months, we have renegotiated cellulose specialties contracts with our three largest customers through 2018 and 2019. We expect 2016 cellulose specialties prices to decline 6 to 7 percent and cellulose specialties sales volumes to decline 4 to 5 percent compared to 2015. Based on contractual commitments for the majority of our acetate volume, 2017 acetate pricing is expected to be approximately 2 percent below 2016.
In response to market pressures, we began a three-year transformation initiative to significantly improve its cost structure and enhance cash flows. The transformation initiative is targeting cost savings of $75 to $90 million over the three year period from 2016 through 2018. In addition, through our innovation initiative, we are working to enhance the value of our products for customers and engineering new products to extend our market reach. We expect to derive 20 percent of our revenues from new products within a decade.
As a result of solid traction on its 2016 transformation cost savings and benign inflationary pressure, the we are raising our 2016 guidance for pro forma EBITDA to between $185 to $200 million and adjusted free cash flow guidance to between $85 to $95 million.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Results of Operations

	Three Months Ended
Financial Information (in millions)	March 26, 2016	March 28, 2015
Net Sales
Cellulose specialties	$165	$179
Commodity products and other	53	42
Total Net Sales	218	221

Cost of Sales	178	184
Gross Margin	40	37
Selling, general and administrative expenses	7	12
Other operating expense, net	1	1
Operating Income	32	24
Interest expense and other, net	9	9
Gain on debt extinguishment	9	—
Income Before Income Taxes	32	15
Income Tax Expense	11	4
Net Income	$21	$11

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,555	$1,667
Commodity products	680	686
Sales Volumes (thousands of metric tons)
Cellulose specialties	106	107
Commodity products	75	58

Gross Margin %	18.3%	16.7%
Operating Margin %	14.7%	10.9%
Effective Tax Rate %	34.9%	28.2%

Sales (in millions)	March 28, 2015	Changes Attributable to:		March 26, 2016
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$179	$(12)	$(2)	$165
Commodity products and other	42	—	11	53
Total Sales	$221	$(12)	$9	$218
For the three months ended March 26, 2016, total sales decreased $3 million, or approximately two percent, primarily due to increased sales volumes reflecting increased commodity production efficiencies realized in the latter half of 2015 more than offset by lower cellulose specialties prices as a result of our 2016 price negotiations.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	March 28, 2015	Price	Volume/Sales Mix	Cost	SG&A and other	March 26, 2016
Operating Income	$24	$(12)	$3	$12	$5	$32
Operating Margin %	10.9%	(5.4)%	1.5%	5.4%	2.3%	14.7%

(a)	Computed based on contribution margin.
For the three month period ending March 26, 2016, operating income and margin percentage increased $8 million or 3.8 percentage points versus the prior year comparable period. Price declines, primarily due to lower cellulose specialties prices, were partially offset by increased sales volumes of commodity products. Costs declined $12 million due to the impact of our cost reduction initiatives and lower chemical, energy and transportation costs. Additionally, first quarter 2015 costs were higher due to the Fernandina plant annual maintenance outage which is next scheduled to occur in the third quarter of 2016. Selling, general and administrative (“SG&A”) and other expenses decreased $5 million primarily as a result of lower professional fees and stock compensation expense.
Interest Expense, net and Gain on Debt Extinguishment
First quarter interest expense was comparable to the prior year as principal repayments made on and repurchases of debt did not have a significant impact on interest expense due to the low interest rates on debt repayments and the timing of the debt repurchases.
We recorded a gain on the extinguishment of debt of approximately $9 million as a result of the purchase in the open market of approximately $44 million of our 5.50% Senior Notes due 2024 for approximately $34 million and incurred a write-off of approximately $1 million of unamortized debt issuance costs.
Income Tax Expense
Our effective tax rate for the first quarter 2016 was 34.9 percent compared to 28.2 percent for the first quarter 2015. The prior year period reflects the increased impact of the benefit of domestic manufacturing tax deduction and state tax credits as a result of lower pre-tax income.
For both periods, the effective tax rate differs from the federal statutory rate primarily due to state tax credits and the domestic manufacturing tax deduction, partially offset by state taxes and nondeductible expenses. The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. It is lower in periods that include expenses that reduce taxable income but do not currently reduce pre-tax income. See Note 8 — Income Taxes.

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
Our debt agreements contain various customary covenants. At March 26, 2016, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or liabilities.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 26, 2016	December 31, 2015
Cash and cash equivalents (a)	$110	$101
Availability under the Revolving Credit Facility (b)	236	236
Total debt (c)	805	858
Stockholders’ equity (deficit)	3	(17)
Total capitalization (total debt plus equity)	808	841
Debt to capital ratio	100%	102%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $14 million at March 26, 2016 and December 31, 2015.

(c)	See Note 3 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Provided by (Used for):	March 26, 2016	March 28, 2015
Operating activities	$74	$56
Investing activities	(20)	(24)
Financing activities	(45)	(20)
Cash provided by operating activities increased $18 million primarily due to improved earnings and working capital.
Cash used for investing activities decreased $4 million primarily due to reduced capitalized expenditures.
Cash used for financing activities increased $25 million due to the repurchase of senior notes and other debt repayments.
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
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. Pro forma EBITDA is defined by the Company as EBITDA before one-time separation and legal costs and gain on debt extinguishment. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended
Net Income to EBITDA Reconciliation	March 26, 2016	March 28, 2015
Net Income	$21	$11
Depreciation and amortization	22	22
Interest, net	9	9
Income tax expense	11	4
EBITDA	63	46
Gain on debt extinguishment	(9)	—
Pro Forma EBITDA	$54	$46
EBITDA and pro forma EBITDA for the three months ended March 26, 2016 increased from the prior year period primarily due to increased commodity product volumes and lower production and selling, general and administrative costs partially offset by lower cellulose specialties prices.
Adjusted free cash flow is defined by us as cash provided by operating activities adjusted for capital expenditures excluding strategic capital. Adjusted free cash flow is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of the Company’s common stock. Adjusted free cash flow is not necessarily indicative of the adjusted free cash flow that may be generated in future periods.
Below is a reconciliation of cash flow from operations to adjusted free cash flow for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flow from Operations to Adjusted Free Cash Flow Reconciliation	March 26, 2016	March 28, 2015
Cash flow from operations	$74	$56
Capital expenditures (a)	(20)	(24)
Adjusted Free Cash Flow	$54	$32

Cash used for investing activities	$(20)	$(24)
Cash used for financing activities	$(45)	$(20)

(a)	Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. There have not been any strategic capital expenditures in 2016 or 2015.
Adjusted free cash flow increased over the prior year due to decreases in working capital, improved earnings, and lower capital expenditures.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 13 — Guarantees for details on our letters of credit and surety bonds as of March 26, 2016.

The following table includes material updates to our contractual financial obligations table as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations of our 2015 Form 10-K. All items excluded from the table are materially consistent with the Form 10-K presentation.

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2016	2017-2018	2019-2020	Thereafter
Long-term debt, including current maturities	$814	$6	$21	$41	$746
Interest payments on long-term debt (a)	264	34	68	66	96

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of March 26, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At March 26, 2016, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not directly correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that extend through 2016 to 2019. The pricing provisions of these contracts are set in the fourth quarter in the year prior to the shipment.
As of March 26, 2016 we had $308 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 26, 2016 was $413 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 26, 2016 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $27 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At March 26, 2016, we had no fuel oil or natural gas forward contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 26, 2016.
During the quarter ended March 26, 2016, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various litigation arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. While there can be no assurance, the ultimate outcome of these proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows except as noted below.
Stockholder Litigation

On May 4, 2015 the Company was served with a lawsuit filed in the U.S. District Court for the Middle District of Florida, captioned Oklahoma Firefighters Pension and Retirement System vs. Rayonier Advanced Materials Inc., Paul G. Boynton, Frank A. Ruperto and Benson K. Woo.  An amended consolidated complaint was filed on September 11, 2015.  The case is a purported class action alleging securities laws violations, primarily related to claims the Company failed to record adequate environmental liabilities related to disposed operations which, the plaintiffs allege led to a decrease in the Company’s stock price between June 30, 2014 and January 28, 2015.  The allegations are couched as violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and as violations of Section 20(a) of the Exchange Act against the individual defendants.  The complaint seeks unspecified monetary damages and other relief.  On September 16, 2015, the case against Mr. Ruperto was voluntarily dismissed by the plaintiffs.  The Company filed a motion to dismiss the plaintiffs' amended consolidated complaint in its entirety and, at a hearing on April 20, 2016, the court granted the Company's motion and dismissed the plaintiffs' complaint without prejudice. The court also ruled that the plaintiffs could attempt to cure the deficiencies that caused the court to grant the Company's motion to dismiss, if they are able to do so, by filing a second amended consolidated complaint by a deadline set by the court.

The Company strongly believes the plaintiffs' allegations to be baseless and without merit and, if the plaintiffs elect to file a second amended consolidated complaint, the Company will continue to vigorously defend this action.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Please refer to Item 1A — Risk Factors in our Form 10-K for a discussion of the risks which could adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 26, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 30	2,315	$9.52	—	—
January 31 to February 27	—	—	—	—
February 28 to March 26	1,001	7.76	—	—
Total	3,316		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1	Amendment No. 2 to Daicel - Rayonier Amended Chemical Specialties Agreement, effective as of January 1, 2016, between Daicel Corporation and Rayonier A.M. Sales and Technology Inc.*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 17, 2016
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 26, 2016 and March 28, 2015; (ii) the Condensed Consolidated Balance Sheets as of March 26, 2016 and December 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 26, 2016 and March 28, 2015; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith
*Certain confidential portions of this exhibit were omitted pursuant to a Confidential Treatment Request submitted to the Securities and Exchange Commission.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: May 3, 2016