Form 10-Q
period 2016-06-25
RAYONIER ADVANCED MATERIALS INC.
filed 2016-08-02
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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

The registrant had 43,263,279 shares of common stock, $.01 par value per share, outstanding as of July 27, 2016.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net Sales	$213,589	$220,892	$431,318	$442,240
Cost of Sales	164,786	175,871	342,277	360,347
Gross Margin	48,803	45,021	89,041	81,893

Selling, general and administrative expenses	9,256	9,771	16,634	22,067
Other operating expense, net (Note 7)	978	26,665	1,918	27,295
Operating Income	38,569	8,585	70,489	32,531
Interest expense	8,267	9,299	16,938	18,623
Interest income and miscellaneous expense, net	(115)	(50)	(116)	(78)
Gain on debt extinguishment	—	—	8,844	—
Income Before Income Taxes	30,417	(664)	62,511	13,986
Income tax expense (benefit) (Note 8)	11,077	(352)	22,278	3,778
Net Income	$19,340	$(312)	$40,233	$10,208

Earnings Per Share of Common Stock (Note 6)
Basic earnings per share	$0.46	$(0.01)	$0.95	$0.24
Diluted earnings per share	$0.46	$(0.01)	$0.95	$0.24

Dividends Declared Per Share	$0.07	$0.07	$0.14	$0.14

Comprehensive Income:
Net Income	$19,340	$(312)	$40,233	$10,208
Other Comprehensive Income (Note 5)
Amortization of pension and postretirement plans, net of income tax expense of ($1,071), ($1,348), ($2,173), and ($2,646)	1,990	2,396	3,907	4,704
Total other comprehensive income	1,990	2,396	3,907	4,704
Comprehensive Income	$21,330	$2,084	$44,140	$14,912

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 25, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$166,021	$101,303
Accounts receivable, less allowance for doubtful accounts of $151 and $151	32,412	68,892
Inventory (Note 2)	106,282	125,409
Prepaid and other current assets	42,883	32,149
Total current assets	347,598	327,753
Property, Plant and Equipment, Gross	2,044,733	2,026,807
Less — Accumulated Depreciation	(1,237,924)	(1,222,969)
Property, Plant and Equipment, Net	806,809	803,838
Deferred Tax Assets	72,762	97,420
Other Assets	48,176	49,601
Total Assets	$1,275,345	$1,278,612
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57,626	$44,992
Accrued customer incentives and prepayments	36,168	34,685
Accrued payroll and benefits	14,381	20,743
Current maturities of long-term debt (Note 3)	7,949	7,938
Accrued income and other taxes	3,246	5
Other current liabilities	10,822	11,047
Dividends payable	2,958	—
Current liabilities for disposed operations (Note 9)	12,829	12,034
Total current liabilities	145,979	131,444
Long-Term Debt (Note 3)	795,146	850,116
Non-Current Liabilities for Disposed Operations (Note 9)	142,446	145,350
Pension and Other Postretirement Benefits	160,727	162,084
Other Non-Current Liabilities	7,265	6,757
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 0 issued and outstanding as of June 25, 2016 and December 31, 2015	—	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,343,875 and 42,872,435 issued and outstanding, as of June 25, 2016 and December 31, 2015, respectively	433	429
Additional paid-in capital	73,195	70,213
Retained earnings	55,867	21,839
Accumulated other comprehensive loss	(105,713)	(109,620)
Total Stockholders’ Equity (Deficit)	23,782	(17,139)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,275,345	$1,278,612

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
Operating Activities
Net income	$40,233	$10,208
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,503	42,442
Stock-based incentive compensation expense	3,082	5,061
Amortization of capitalized debt costs and debt discount	956	1,213
Deferred income taxes	22,418	(6,103)
Increase in liabilities for disposed operations	2,637	49
Impairment charge	—	28,462
Gain on debt extinguishment	(8,844)	—
Amortization of losses and prior service costs from pension and postretirement plans	6,080	7,351
Loss from sale/disposal of property, plant and equipment	491	647
Other	(1,287)	111
Changes in operating assets and liabilities:
Receivables	34,337	25,814
Inventories	19,128	15,415
Accounts payable	7,647	(2,179)
Accrued liabilities	(2,156)	(12,932)
All other operating activities	(10,666)	(23,982)
Expenditures for disposed operations	(4,746)	(2,818)
Cash Provided by Operating Activities	150,813	88,759
Investing Activities
Capital expenditures	(38,422)	(41,343)
Other	2,143	—
Cash Used for Investing Activities	(36,279)	(41,343)
Financing Activities
Repayment/repurchase of debt	(46,831)	(37,100)
Dividends paid	(2,955)	(2,953)
Proceeds from the issuance of common stock	—	8
Common stock repurchased	(30)	—
Cash Used for Financing Activities	(49,816)	(40,045)

Cash and Cash Equivalents
Change in cash and cash equivalents	64,718	7,371
Balance, beginning of year	101,303	65,977
Balance, end of period	$166,021	$73,348

Supplemental Disclosures of Cash Flows Information
Cash paid (received) during the period:
Interest	$17,924	$19,017
Income taxes	$2,341	$13,099
Non-cash investing and financing activities:
Capital assets purchased on account	$21,708	$15,831

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
New or Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation. The update simplifies several areas of accounting for share based payments. The guidance also includes the acceptable or required transition methods for each of the various amendments included in the new standard.  It is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires entities to recognize assets and liabilities that arise from finance and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows. It is effective for fiscal years beginning after December 15, 2018 with early adoption permitted with a modified retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update requires inventory to be measured at the lower of cost or net realizable value. It is to be adopted prospectively and effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The update is not expected to have a material impact on the Company’s financial statements as current inventory valuation practices already approximate the lower of cost or net realizable value.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company adopted as of March 26, 2016. The effect of this accounting change on prior periods was a reclassification of debt issuance costs as of December 31, 2015 of $9.6 million and $0.3 million to “Long-term debt” from “Other assets" and “Prepaid and other current assets,” respectively.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers for an amount that reflects consideration to which the company expects to be entitled to in exchange for those goods or services. Subsequently, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards provided implementation guidance for the identified issues. These standards will be effective for the Company’s first quarter 2018 Form 10-Q filing with full or modified retrospective adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through August 2, 2016, the date these financial statements were available to be issued. Three subsequent events warranting disclosure were identified. On July 22, 2016, the Company declared a third quarter 2016 cash dividend of $0.07 per share of common stock. The dividend is payable on September 30, 2016 to stockholders of record on September 16, 2016. On July 25,

2016, the Company made $20 million in principal debt repayments on the Term A-1 Loan Facility. On July 27, 2016, the Company made a voluntary contribution of $10 million to its pension plan.

2.    Inventory
As of June 25, 2016 and December 31, 2015, the Company’s inventory included the following:

	June 25, 2016	December 31, 2015
Finished goods	$85,167	$103,866
Work-in-progress	4,476	2,344
Raw materials	14,179	16,593
Manufacturing and maintenance supplies	2,460	2,606
Total inventory	$106,282	$125,409

3.    Debt
As of June 25, 2016 and December 31, 2015, the Company’s debt consisted of the following:

	June 25, 2016	December 31, 2015
Revolving Credit Facility of $250 million, $236 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at June 25, 2016	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.5%, interest rate of 1.95% at June 25, 2016	53,200	55,950
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 1.53% at June 25, 2016	252,750	262,750
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	550,000
Total principal payments due	812,362	868,700
Less: original issue discount and debt issuance costs	(9,267)	(10,646)
Total debt	803,095	858,054
Less: Current maturities of long-term debt	(7,949)	(7,938)
Long-term debt	$795,146	$850,116
During the first six months of 2016, the Company made $12.8 million in principal debt repayments on the Term Loan Facilities. During the first quarter of 2016, the Company repurchased in the open market $43.6 million of its senior notes due 2024 and retired them for $34.1 million plus accrued and unpaid interest. In connection with the retirement of these Senior Notes, the Company recorded a gain in other income of approximately $8.8 million, which includes the write-off of $0.7 million of unamortized debt issuance costs in the first quarter of 2016.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

Remaining 2016	$4,200
2017	9,775
2018	11,150
2019	38,225
2020	2,900
Thereafter	746,112
Total principal payments	$812,362

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at June 25, 2016 and December 31, 2015, using market information and what management believes to be appropriate valuation methodologies:

	June 25, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$166,021	$166,021	$—	$101,303	$101,303	$—
Current maturities of long-term debt	(7,949)	—	(8,400)	(7,938)	—	(8,400)
Fixed-rate long-term debt	(498,979)	—	(427,918)	(541,423)	—	(435,171)
Variable-rate long-term debt	(296,167)	—	(297,550)	(308,693)	—	(310,300)
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Six Months Ended
Unrecognized components of employee benefit plans, net of tax	June 25, 2016	June 27, 2015
Balance, beginning of period	$(109,620)	$(103,444)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	5,769	7,054
Amortization of prior service costs	388	383
Amortization of negative plan amendment	(77)	(87)
Tax benefit	(2,173)	(2,646)
Total reclassifications for the period, net of tax	3,907	4,704
Balance, end of period	$(105,713)	$(98,740)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

6.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$19,340	$(312)	$40,233	$10,208

Shares used for determining basic earnings per share of common stock	42,229,476	42,192,913	42,217,952	42,189,598
Dilutive effect of:
Stock options	—	—	—	2,770
Performance and restricted shares	250,545	—	159,837	108,754
Shares used for determining diluted earnings per share of common stock	42,480,021	42,192,913	42,377,789	42,301,122
Basic earnings per share (not in thousands)	$0.46	$(0.01)	$0.95	$0.24
Diluted earnings per share (not in thousands)	$0.46	$(0.01)	$0.95	$0.24
Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Stock options	415,009	457,350	415,782	392,645
Restricted stock	13,788	397,171	93,908	219,463
Performance shares	77,819	357,659	80,454	142,166
Total	506,616	1,212,180	590,144	754,274

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Non-cash impairment charge	$—	$28,462	$—	$28,462
Loss (gain) on sale or disposal of property, plant and equipment	255	(102)	491	280
One-time separation and legal costs	—	(802)	—	(802)
Environmental reserve adjustment	891	—	2,637	—
Insurance settlement	—	(1,000)	—	(1,000)
Miscellaneous expense (income)	(168)	107	(1,210)	355
Total	$978	$26,665	$1,918	$27,295

8.    Income Taxes
The Company’s effective tax rate for the second quarter 2016 was 36.4 percent compared to 53.0 percent for the second quarter 2015. The prior year period reflects the increased impact of the benefit of domestic manufacturing tax deduction and state tax credits as a result of lower pre-tax income. The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. It is lower in periods that include expenses that reduce taxable income but do not currently reduce pre-tax income.
The Company’s effective tax rate for the six months ended June 25, 2016 and June 27, 2015 was 35.6 percent and 27.0 percent, respectively. For both the quarter and year-to-date periods, the effective tax rate differs from the federal statutory rate primarily due to state taxes and nondeductible expenses. The year-to-date effective tax rate is also impacted by state tax credits.

9.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the six months ended June 25, 2016 is as follows:

Balance, December 31, 2015	$157,384
Expenditures charged to liabilities	(4,746)
Increase to liabilities	2,637
Balance, June 25, 2016	155,275
Less: Current portion	(12,829)
Non-current portion	$142,446
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 25, 2016, the Company estimates this exposure could range up to approximately $65 million, although no assurances can be given that this amount will not be exceeded given the factors described

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

10.    Incentive Stock Plans
The Company’s total stock based compensation cost, for the six months ended June 25, 2016 and June 27, 2015 was $3.1 million and $5.1 million, respectively.
The Company also made new grants of restricted and performance shares to certain employees during the first quarter of 2016. The 2016 restricted share awards vest over three or four years, depending on the specifics of the grant. The 2016 performance share awards are measured against an internal return on invested capital target and, depending on performance against the target, the awards will payout between 0 and 200 percent of target. The total number of performance shares earned will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which would result in a final payout range of 0 to 250 percent.
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 25, 2016:

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	441,615	$31.67	384,383	$28.41	211,460	$17.51	141,698	$40.76
Granted	—	—	579,359	7.86	607,310	7.76	—	—
Forfeited	(587)	36.55	(87,476)	13.56	(75,360)	9.69	(8,464)	37.43
Exercised or settled	—	—	(59,327)	17.34	—	—	—	—
Expired or cancelled	(26,895)	29.11	—	—	—	—	—	—
Outstanding at June 25, 2016	414,133	$31.83	816,939	$16.19	743,410	$10.03	133,234	$40.98

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Service cost	$1,306	$1,494	$202	$298
Interest cost	3,979	3,807	218	229
Expected return on plan assets	(5,830)	(5,809)	—	—
Amortization of prior service cost	191	188	4	4
Amortization of losses	2,835	3,358	70	211
Amortization of negative plan amendment	—	—	(39)	(17)
Total net periodic benefit cost	$2,481	$3,038	$455	$725

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Service cost	$2,612	$2,988	$404	$503
Interest cost	7,958	7,614	436	459
Expected return on plan assets	(11,660)	(11,617)	—	—
Amortization of prior service cost	381	375	7	8
Amortization of losses	5,671	6,717	98	338
Amortization of negative plan amendment	—	—	(77)	(87)
Total net periodic benefit cost	$4,962	$6,077	$868	$1,221
The Company does not have any mandatory pension contribution requirements in 2016.

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 25, 2016, the following financial guarantees were outstanding:

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
Note About Non-GAAP Financial Measures
This document contains certain non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted free cash flows and adjusted net debt. These non-GAAP measures are reconciled to each of their respective most directly comparable GAAP financial measures in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We believe these non-GAAP measures provide useful information to our board of directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes.
We do not consider these non-GAAP measures an alternative to financial measures determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The principal limitations of these non-GAAP financial measures are that they may exclude significant expenses and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management’s judgment about which expenses and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management provides reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures. Non-GAAP financial measures should not be relied upon, in whole or part, in evaluating the financial condition, results of operations or future prospects of the Company.
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
Industry Update and Outlook
For 2016, we expect cellulose specialties prices to decline 6 to 7 percent and cellulose specialties sales volumes to decline 4 to 5 percent compared to 2015. Based on contractual commitments for the majority of our acetate volume, 2017 acetate pricing is expected to be approximately 2 percent below 2016. Negotiations for all cellulose specialties grades for 2017 currently uncommitted volumes will continue during the second half of 2016, consistent with past practices, which may impact 2017 prices and/or volumes.
Our cellulose specialties business faced market pressure over the past few years due to suppressed demand, excess capacity and the improved cost position of foreign competitors as a result of weak global currencies relative to the U. S. dollar. Going forward, we expect acetate demand to remain relatively flat and destocking of Chinese tow inventories to continue to impact the market through 2016. In certain other cellulose specialties markets including ethers, tire cord and engine filtration, we have seen signs of improving demand. In our commodity markets for the back half of 2016, we expect the viscose markets to strengthen moderately, while the absorbent material markets are expected to start feeling some pressure from incremental capacity.
In response to these market pressures, we began a three-year Transformation Initiative to significantly improve our cost structure and enhance cash flows. The Transformation Initiative is targeting cost savings of $75 to $90 million over the three-year period from 2016 through 2018. As a result of solid traction on our 2016 Transformation Initiative, as well as beneficial raw material prices, we are raising our 2016 guidance. We expect 2016 net income of $51 to $57 million and are raising pro forma EBITDA guidance to $195 to $205 million from $185 to $200 million. We expect 2016 operating cash flows of $190 to $195 million and are raising adjusted free cash flows guidance to $100 to $105 million from $85 to $95 million. Capital expenditures are expected to be $90 million, including a portion of capital for the lignin joint venture.
We remain dedicated to improving cash flows, reducing debt and investing in our business. We generated significant cash flows during the first half of the year. Cash flows in the second half of the year are expected to be materially lower as a result of higher capital expenditures; the execution of our Fernandina plant’s planned extended maintenance outage beginning in September; a $10 million voluntary contribution to our pension plan; and the timing of certain cash flows related to working capital, including the collection of receivables due to timing of year-end shipments.
The Transformation Initiative will continue to be a key focus of our efforts over the next couple of years. The progress we have made on this initiative allows us to also explore opportunities to grow and diversify our business. This growth will come from accelerating our research and development efforts, investing in our current business and targeting other attractive, complementary areas in which to invest.
Reconciliation of Guided Non-GAAP measures
Pro forma EBITDA guidance for 2016 of $195 to $205 million represents expected 2016 net income of $51 to $57 million excluding approximately $9 million of pro forma adjustments related to the gain on debt extinguishment as well as estimated income tax expense, interest expense, net, and depreciation and amortization of approximately $28 million - $32 million, $35 million and $90 million, respectively.
Adjusted Free Cash Flows Guidance for 2016 of $100 to $105 million represents expected 2016 operating cash flows of $190 to $195 million excluding capital expenditures of $90 million.

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

Results of Operations

	Three Months Ended		Six Months Ended
Financial Information (in millions)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net Sales
Cellulose specialties	$175	$183	$340	$362
Commodity products and other	39	38	91	80
Total Net Sales	214	221	431	442

Cost of Sales	165	176	342	360
Gross Margin	49	45	89	82
Selling, general and administrative expenses	9	10	17	22
Other operating expense, net	1	27	2	27
Operating Income	39	8	70	33
Interest expense and other, net	9	9	17	19
Gain on debt extinguishment	—	—	9	—
Income Before Income Taxes	30	(1)	62	14
Income Tax Expense	11	(1)	22	4
Net Income	$19	$—	$40	$10

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,548	$1,638	$1,551	$1,653
Commodity products	668	666	675	676
Sales Volumes (thousands of metric tons)
Cellulose specialties	113	111	219	219
Commodity products	55	55	130	113

Gross Margin %	22.9%	20.4%	20.6%	18.6%
Operating Margin %	18.2%	3.6%	16.2%	7.5%
Effective Tax Rate %	36.4%	53.0%	35.6%	27.0%

Sales (in millions)	June 27, 2015	Changes Attributable to:		June 25, 2016
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$183	$(10)	$2	$175
Commodity products and other	38	—	1	39
Total Sales	$221	$(10)	$3	$214
For the three months ended June 25, 2016, total sales decreased $7 million, or approximately three percent, primarily due to lower cellulose specialties prices as a result of our 2016 price negotiations. Cellulose specialties and commodity sales volumes were comparable to the prior year period.

Sales (in millions)	June 27, 2015	Changes Attributable to:		June 25, 2016
Six Months Ended		Price	Volume/Mix
Cellulose specialties	$362	$(22)	$—	$340
Commodity products and other	80	—	11	91
Total Sales	$442	$(22)	$11	$431
For the six months ended June 25, 2016, total sales decreased $11 million, or approximately two percent, as higher commodity products sales volumes reflecting increased manufacturing efficiencies realized in the latter half of 2015 were more than offset by lower cellulose specialties prices as a result of our 2016 price negotiations.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	June 27, 2015	Price	Volume/Sales Mix	Cost	SG&A and other	June 25, 2016
Operating Income	$8	$(10)	$2	$12	$27	$39
Operating Margin %	3.6%	(4.4)%	1.0%	6.0%	12.0%	18.2%

(a)	Computed based on contribution margin.
For the three month period ending June 25, 2016, operating income and margin percentage increased $31 million, or 14.6 percentage points, versus the prior year comparable period. Price declines, primarily due to lower cellulose specialties prices, were partially offset by increased sales volumes of commodity products. Costs declined $12 million due to the impact of our cost reduction initiatives and lower chemical, energy and transportation costs. Additionally, first half 2015 costs were higher due to the Fernandina plant annual maintenance outage which is next scheduled to occur in the third quarter of 2016. Selling, general and administrative (“SG&A”) and other expenses decreased $27 million primarily as a result of the Jesup asset impairment in second quarter 2015.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Six Months Ended	June 27, 2015	Price	Volume/Sales Mix	Cost	SG&A and other	June 25, 2016
Operating Income	$33	$(22)	$4	$24	$31	$70
Operating Margin %	7.5%	(4.9)%	1.0%	5.5%	7.1%	16.2%

(a)	Computed based on contribution margin.
For the six month period ending June 25, 2016, operating income and margin percentage increased $37 million, or 8.7 percentage points, versus the prior year comparable period. Price declines, primarily due to lower cellulose specialties prices, were partially offset by increased sales volumes of commodity products. Costs declined $24 million due to the impact of our cost reduction initiatives and lower chemical, energy and transportation costs. Additionally, first half 2015 costs were higher due to the Fernandina plant annual maintenance outage which is next scheduled to occur in the third quarter of 2016. SG&A and other expenses decreased $31 million primarily as a result of the Jesup asset impairment in second quarter 2015, lower professional fees and stock compensation expense.

Interest Expense, net and Gain on Debt Extinguishment
During the first quarter of 2016, we repurchased in the open market and retired $44 million of our 5.5 percent Senior Notes due 2024 for approximately $34 million. The extinguishment resulted in a gain of about $9 million. We also wrote-off approximately $1 million of unamortized debt issuance costs associated with the extinguished debt.
Interest expense, net of interest income and other expense, was $8 million and $17 million for the quarter and year-to-date 2016 periods respectively. Lower interest expense in 2016 as compared to prior year periods is attributable to lower outstanding debt, including the benefit of the repurchase of our Senior Notes in the first quarter of 2016. See Note 3 — Debt.
Income Tax Expense
Our effective tax rate for the second quarter 2016 was 36.4 percent compared to 53.0 percent for the second quarter 2015. The prior year period reflects the increased impact of the benefit of domestic manufacturing tax deduction and state tax credits as a result of lower pre-tax income. The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. It is lower in periods that include expenses that reduce taxable income but do not currently reduce pre-tax income.
The Company’s effective tax rate for the six months ended June 25, 2016 and June 27, 2015 was 35.6 percent and 27.0 percent, respectively. For both the quarter-to date and year-to-date 2016 periods, the effective tax rate differs from the federal statutory rate primarily due to state taxes and nondeductible expenses. The year-to-date effective tax rate is also impacted by state tax credits. See Note 8 — Income Taxes.
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
On May 24, 2016, we announced a second quarter dividend of seven cents per share of common stock payable June 30, 2016, to stockholders of record on June 16, 2016. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deems relevant. In addition, certain of our debt facilities may restrict the declaration and payment of dividends, depending upon our then current compliance with certain covenants.
Our debt agreements contain various customary covenants. At June 25, 2016, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant EBITDA or liabilities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 25, 2016	December 31, 2015
Cash and cash equivalents (a)	$166	$101
Availability under the Revolving Credit Facility (b)	236	236
Total debt (c)	803	858
Stockholders’ equity (deficit)	24	(17)
Total capitalization (total debt plus equity)	827	841
Debt to capital ratio	97%	102%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $14 million at June 25, 2016 and December 31, 2015.

(c)	See Note 3 — Debt for additional information.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Provided by (Used for):	June 25, 2016	June 27, 2015
Operating activities	$151	$88
Investing activities	(36)	(41)
Financing activities	(50)	(40)
Cash provided by operating activities increased $63 million primarily due to improved earnings and working capital.
Cash used for investing activities decreased $5 million primarily due to reduced capitalized expenditures.
Cash used for financing activities increased $10 million due to the repurchase of senior notes and other debt repayments. See Note 3 — Debt for additional information.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, pro forma EBITDA and adjusted free cash flows. These measures are not defined by GAAP and the discussion of EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA and pro forma EBITDA as performance measures and adjusted free cash flows as a liquidity measure.
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. We define pro forma EBITDA as EBITDA before non-cash impairment, one-time separation and legal costs, insurance recovery and gain on debt extinguishment. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Six Months Ended
Net Income to EBITDA Reconciliation	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net Income	$19	$—	$40	$10
Depreciation and amortization	19	21	42	42
Interest, net	9	9	17	19
Income tax expense	11	(1)	22	4
EBITDA	58	29	121	75
Non-cash impairment charge	—	28	—	28
One-time separation and legal costs	—	(1)	—	(1)
Insurance recovery	—	(1)	—	(1)
Gain on debt extinguishment	—	—	(9)	—
Pro Forma EBITDA	$58	$55	$112	$101
EBITDA for the three and six months ended June 25, 2016 increased from the prior year period as lower cellulose specialties prices were more than offset by lower non-cash charges and lower production, selling general and administrative costs in the current year versus the prior year period. Pro Forma EBITDA for the three and six months ended June 25, 2016 increased from the prior year periods due to higher operating results.
We define adjusted free cash flows as cash provided by operating activities adjusted for capital expenditures excluding strategic capital. Adjusted free cash flows is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of our common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 25, 2016	June 27, 2015
Cash provided by operating activities	$151	$88
Capital expenditures (a)	(38)	(41)
Adjusted Free Cash Flows	$113	$47

Cash used for investing activities	$(36)	$(41)
Cash used for financing activities	$(50)	$(40)

(a)	Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. There have not been any strategic capital expenditures in 2016 or 2015.
Adjusted free cash flows increased over the prior year due to decreases in working capital, improved earnings, and lower capital expenditures.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 13 — Guarantees for details on our letters of credit and surety bonds as of June 25, 2016.
The following table includes material updates to our contractual financial obligations table as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations of our 2015 Form 10-K. All items excluded from the table are materially consistent with the Form 10-K presentation.

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2016	2017-2018	2019-2020	Thereafter
Long-term debt, including current maturities	$812	$4	$21	$41	$746
Interest payments on long-term debt (a)	251	17	69	67	98

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 25, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At June 25, 2016, we had no derivatives outstanding.
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
As of June 25, 2016 we had $306 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 25, 2016 was $428 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 25, 2016 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $28 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At June 25, 2016, we had no fuel oil or natural gas forward contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 25, 2016.
During the quarter ended June 25, 2016, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Stockholder Litigation
On May 4, 2015 the Company was served with a lawsuit filed in the U.S. District Court for the Middle District of Florida, captioned Oklahoma Firefighters Pension and Retirement System vs. Rayonier Advanced Materials Inc., Paul G. Boynton, Frank A. Ruperto and Benson K. Woo. An amended consolidated complaint was filed on September 11, 2015 and, subsequently, the case against Mr. Ruperto was voluntarily dismissed by the plaintiffs. The case is a purported class action alleging securities laws violations, primarily related to claims the Company failed to record adequate environmental liabilities related to disposed operations, which the plaintiffs allege led to a decrease in the Company’s stock price between June 30, 2014 and January 28, 2015. The allegations are couched as violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the plaintiffs' amended consolidated complaint in its entirety and, at a hearing on April 20, 2016, the court granted the Company's motion and dismissed the plaintiffs' complaint, but allowed plaintiffs the opportunity to file another amended complaint by a deadline set by the court. The plaintiffs failed to file an amended complaint by the court-imposed deadline and did not appeal the court’s April 20 dismissal of the complaint. Pursuant to a stipulation agreed upon by the parties, on July 25, 2016 the court granted final judgment in favor of the Company and all other defendants. No money was paid to the plaintiffs or their counsel in connection with the dismissal of the case and final judgment.
Jesup Plant Permit
On January 27, 2016, the Altamaha Riverkeeper (“ARK”) filed a Petition for Hearing in the Office of Administrative Hearings for the State of Georgia, captioned Altamaha Riverkeeper, Inc. v. Environmental Protection Division, Georgia Department of Natural Resources, in which ARK appealed the issuance by EPD to the Company of a new permit for the treatment and discharge of waste water from the Jesup mill, which was to go into effect March 1, 2016. In the petition ARK claims, among other things, that the issuance of the permit by EPD violates provisions of the Clean Water Act and the Georgia Water Quality Control Act, and seeks the permit to be invalidated and remanded to EPD for modifications demanded by ARK. The Company strongly believes the new permit to be compliant with applicable law. On February 16, 2016, the Company moved to legally intervene, as a party-in-interest, in this matter (because EPD, as the permit issuer, is the named defendant) and its petition was granted by the administrative law judge. The trial was held in June and a decision of the administrative law judge is expected later this year. Until resolution of this litigation, the Jesup plant will continue to operate under its existing waste water permit.
SEC Inquiry
On June 21, 2016, the Company received a letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in which it requested the Company voluntarily provide to it documents and correspondence with environmental regulators concerning certain former operations of the Company. These documents were requested following the Company’s response to comments from SEC staff regarding certain environmental reserves taken by the Company in the fourth quarter of 2014 and the disclosures made by the Company in connection therewith. The Company is cooperating with the SEC in its request. No enforcement action has been brought by the SEC to date and it is unknown whether any such action will be brought in the future. The Company believes that its reserves and disclosures were appropriate and in compliance with applicable accounting rules and law.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Please refer to Item 1A — Risk Factors in our Form 10-K for a discussion of the risks which could adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 25, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 27 to April 30	199	$9.50	—	—
May 1 to May 28	—	—	—	—
May 29 to June 25	—	—	—	—
Total	199		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1	Rayonier Advanced Materials Inc. Incentive Stock Plan, as amended effective May 23, 2016*	Incorporated herein by reference to Exhibit C to the Registrant’s Proxy Statement filed on April 8, 2016
10.2	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan, as amended effective May 23, 2016*	Incorporated herein by reference to Exhibit B to the Registrant’s Proxy Statement filed on April 8, 2016
10.3	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, as amended effective July 21, 2016*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 25, 2016 and June 27, 2015; (ii) the Condensed Consolidated Balance Sheets as of June 25, 2016 and December 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 25, 2016 and June 27, 2015; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith
*Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: August 2, 2016