Form 10-Q
period 2016-09-24
RAYONIER ADVANCED MATERIALS INC.
filed 2016-11-01
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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

The registrant had 43,267,707 shares of common stock, $.01 par value per share, outstanding as of October 27, 2016.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net Sales	$206,540	$257,590	$637,858	$699,830
Cost of Sales	155,997	187,421	498,272	547,768
Gross Margin	50,543	70,169	139,586	152,062

Selling, general and administrative expenses	9,606	11,596	26,240	33,663
Other operating (income) expense, net (Note 9)	(500)	611	1,420	27,906
Operating Income	41,437	57,962	111,926	90,493
Interest expense	8,727	8,962	25,665	27,584
Interest income and miscellaneous expense, net	(180)	(56)	(296)	(133)
Gain on debt extinguishment	—	—	8,844	—
Income Before Income Taxes	32,890	49,056	95,401	63,042
Income tax expense (Note 10)	11,323	16,765	33,601	20,543
Net Income	$21,567	$32,291	$61,800	$42,499

Earnings Per Share of Common Stock (Note 8)
Basic earnings per share	$0.46	$0.77	$1.42	$1.01
Diluted earnings per share	$0.44	$0.76	$1.38	$1.00

Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

Comprehensive Income:
Net Income	$21,567	$32,291	$61,800	$42,499
Other Comprehensive Income (Note 6)
Amortization of pension and postretirement plans, net of income tax expense of ($1,088), ($1,323), ($3,261), and ($3,970)	1,974	2,352	5,881	7,057
Total other comprehensive income	1,974	2,352	5,881	7,057
Comprehensive Income	$23,541	$34,643	$67,681	$49,556

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 24, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$319,666	$101,303
Accounts receivable, less allowance for doubtful accounts of $151 and $151	44,127	68,892
Inventory (Note 2)	120,147	125,409
Income tax receivable	6,648	1,355
Prepaid and other current assets	39,121	30,794
Total current assets	529,709	327,753
Property, Plant and Equipment, Gross	2,055,839	2,026,807
Less — Accumulated Depreciation	(1,256,011)	(1,222,969)
Property, Plant and Equipment, Net	799,828	803,838
Deferred Tax Assets	57,581	97,420
Other Assets	48,085	49,601
Total Assets	$1,435,203	$1,278,612
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50,492	$44,992
Accrued customer incentives and prepayments	35,071	34,685
Accrued payroll and benefits	18,295	20,743
Current maturities of long-term debt (Note 3)	7,962	7,938
Accrued income and other taxes	4,764	5
Accrued interest	9,998	2,673
Dividends payable	2,964	—
Other current liabilities	8,071	8,374
Current liabilities for disposed operations (Note 5)	11,397	12,034
Total current liabilities	149,014	131,444
Long-Term Debt (Note 3)	775,491	850,116
Non-Current Liabilities for Disposed Operations (Note 5)	140,803	145,350
Pension and Other Postretirement Benefits	150,127	162,084
Other Non-Current Liabilities	7,905	6,757
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 and 0 issued and outstanding as of September 24, 2016 and December 31, 2015, respectively	17	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,271,515 and 42,872,435 issued and outstanding, as of September 24, 2016 and December 31, 2015, respectively	433	429
Additional paid-in capital	240,761	70,213
Retained earnings	74,391	21,839
Accumulated other comprehensive loss	(103,739)	(109,620)
Total Stockholders’ Equity (Deficit)	211,863	(17,139)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,435,203	$1,278,612

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 24,	September 26,
	2016	2015
Operating Activities
Net income	$61,800	$42,499
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,033	65,393
Stock-based incentive compensation expense	4,981	7,293
Amortization of capitalized debt costs and debt discount	1,435	1,663
Deferred income taxes	35,944	(14,772)
Increase in liabilities for disposed operations	2,909	49
Impairment charge	—	28,462
Gain on debt extinguishment	(8,844)	—
Amortization of losses and prior service costs from pension and postretirement plans	9,142	11,027
Loss from sale/disposal of property, plant and equipment	624	1,101
Other	(3,430)	157
Changes in operating assets and liabilities:
Receivables	24,765	5,435
Inventories	5,262	17,884
Accounts payable	5,061	(11,559)
Accrued liabilities	9,348	10,253
Contributions to pension and other postretirement benefit plans	(11,856)	(2,391)
All other operating activities	(11,881)	(6,074)
Expenditures for disposed operations	(8,093)	(4,386)
Cash Provided by Operating Activities	181,200	152,034
Investing Activities
Capital expenditures	(58,458)	(59,657)
Other	2,143	—
Cash Used for Investing Activities	(56,315)	(59,657)
Financing Activities
Issuance of mandatory convertible preferred stock	166,609	—
Repayment/repurchase of debt	(66,831)	(52,100)
Dividends paid	(5,913)	(5,907)
Other	(387)	8
Cash Provided by (Used for) Financing Activities	93,478	(57,999)

Cash and Cash Equivalents
Change in cash and cash equivalents	218,363	34,378
Balance, beginning of year	101,303	65,977
Balance, end of period	$319,666	$100,355

Supplemental Disclosures of Cash Flows Information
Cash paid during the period:
Interest	$19,036	$21,008
Income taxes	$2,758	$24,136
Non-cash investing and financing activities:
Capital assets purchased on account	$17,159	$11,729

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
New or Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The update was issued to reduce diversity in practice regarding the presentation of eight specific types of cash receipts and cash payments in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The update simplifies several areas of accounting for share based payments. The guidance also includes the acceptable or required transition methods for each of the various amendments included in the new standard. It is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires entities to recognize assets and liabilities arising from finance and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows. It is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company adopted as of March 26, 2016. The effect of this accounting change on prior periods was a reclassification of debt issuance costs as of December 31, 2015 of $9.6 million and $0.3 million to “Long-term debt” from “Other assets” and “Prepaid and other current assets,” respectively.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. Subsequently, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards provided guidance on subjects identified as potential implementation issues and will be effective for the Company’s first quarter 2018 Form 10-Q filing. The Company is evaluating the impact of these ASU’s on its consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through November 1, 2016, the date these financial statements were available to be issued. Two subsequent events warranting disclosure were identified. On October 21, 2016, our board of directors declared a cash dividend of $2.11 per share of our mandatory convertible preferred stock for the period from and including August 10, 2016 through November 14, 2016, which will be paid on November 15, 2016 to mandatory convertible preferred stockholders of record as of November 1, 2016. The board of directors also declared a fourth quarter 2016 cash dividend of $0.07 per share of common stock. The common stock dividend is payable on December 30, 2016 to common stockholders of record on December 16, 2016.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    Inventory
As of September 24, 2016 and December 31, 2015, the Company’s inventory included the following:

	September 24, 2016	December 31, 2015
Finished goods	$100,251	$103,866
Work-in-progress	2,524	2,344
Raw materials	14,632	16,593
Manufacturing and maintenance supplies	2,740	2,606
Total inventory	$120,147	$125,409

3.    Debt
As of September 24, 2016 and December 31, 2015, the Company’s debt consisted of the following:

	September 24, 2016	December 31, 2015
Revolving Credit Facility of $250 million, $236 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at September 24, 2016	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.5%, interest rate of 2.02% at September 24, 2016	33,200	55,950
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 1.60% at September 24, 2016	252,750	262,750
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	550,000
Total principal payments due	792,362	868,700
Less: original issue discount and debt issuance costs	(8,909)	(10,646)
Total debt	783,453	858,054
Less: Current maturities of long-term debt	(7,962)	(7,938)
Long-term debt	$775,491	$850,116
During the first nine months of 2016, the Company made $32.7 million in principal repayments on the term loan facilities. During the first quarter of 2016, the Company repurchased in the open market $43.6 million of its Senior Notes due 2024 and retired them for $34.1 million plus accrued and unpaid interest. In connection with the retirement of these Senior Notes, the Company recorded a gain in other income of approximately $8.8 million, which includes the write-off of $0.7 million of unamortized debt issuance costs in the first quarter of 2016.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

Remaining 2016	$4,200
2017	9,775
2018	11,150
2019	18,225
2020	2,900
Thereafter	746,112
Total principal payments	$792,362

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at September 24, 2016 and December 31, 2015, using market information and what management believes to be appropriate valuation methodologies:

	September 24, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$319,666	$319,666	$—	$101,303	$101,303	$—
Current maturities of long-term debt	(7,962)	—	(8,400)	(7,938)	—	(8,400)
Fixed-rate long-term debt	(499,211)	—	(464,633)	(541,423)	—	(435,171)
Variable-rate long-term debt	(276,280)	—	(277,550)	(308,693)	—	(310,300)
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Debt — The fair value of fixed-rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable-rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the nine months ended September 24, 2016 is as follows:

Balance, December 31, 2015	$157,384
Expenditures charged to liabilities	(8,093)
Increase to liabilities	2,909
Balance, September 24, 2016	152,200
Less: Current portion	(11,397)
Non-current portion	$140,803

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 24, 2016, the Company estimates this exposure could range up to approximately $64 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Nine Months Ended
Unrecognized components of employee benefit plans, net of tax	September 24, 2016	September 26, 2015
Balance, beginning of period	$(109,620)	$(103,444)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	8,676	10,582
Amortization of prior service costs	581	576
Amortization of negative plan amendment	(115)	(131)
Tax benefit	(3,261)	(3,970)
Total reclassifications for the period, net of tax	5,881	7,057
Balance, end of period	$(103,739)	$(96,387)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 — Employee Benefit Plans for additional information.

7.    Preferred Stock
Series A Mandatory Convertible Preferred Stock
On August 4, 2016, the Company completed a registered public offering of 1,725,000 shares of the Company’s 8.00% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”), at a public offering price of $100.00 per share. Net proceeds were $166.6 million after deducting underwriting discounts, commissions and expenses.
Each share of the Preferred Stock will automatically convert into shares of common stock, subject to anti-dilution and other adjustments, on the mandatory conversion date, which is expected to be August 15, 2019. The number of shares of common stock issuable on conversion will be determined based on the volume-weighted average price of the Company’s common stock over a 20 trading day period immediately prior to the mandatory conversion date (“Applicable Market Value”). If the Applicable Market Value for our common stock is greater than $15.17 or less than $12.91, the conversion rate per share of Preferred Stock will be 6.5923 or 7.7459, respectively. If the Applicable Market Value is between $15.17 and $12.91, the conversion rate per share of Preferred Stock will be between 6.5923 and 7.7459. Subject to certain restrictions, at any time prior to August 15, 2019, holders of the Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate of 6.5923 shares of common stock per share of Preferred Stock, subject to adjustment.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Preferred Stock holders have no voting rights unless dividends on the Preferred Stock have not been declared and paid for six or more dividend periods. In those circumstances holders will be entitled to vote for the election of a total of two additional members of the Company’s board of directors.
Dividends Preferred Stock
Dividends on the Preferred Stock are payable on a cumulative basis if and when they are declared by our board of directors. If declared, dividends will be paid at an annual rate of 8.00% of the liquidation preference of $100 per share. Dividend payment dates are February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2016 and ending on August 15, 2019. Dividends may be paid in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

8.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$21,567	$32,291	$61,800	$42,499
Less: Preferred Stock dividends	1,706	—	1,706	—
Net income available for common stockholders	$19,861	$32,291	$60,094	$42,499

Shares used for determining basic earnings per share of common stock	42,360,326	42,199,659	42,266,295	42,192,956
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted shares	368,357	121,363	214,656	120,379
Preferred Stock	6,607,423	—	2,243,565	—
Shares used for determining diluted earnings per share of common stock	49,336,106	42,321,022	44,724,516	42,313,335
Basic earnings per share (not in thousands)	$0.46	$0.77	$1.42	$1.01
Diluted earnings per share (not in thousands)	$0.44	$0.76	$1.38	$1.00
Anti-dilutive shares excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Stock options	400,765	550,747	400,765	463,123
Restricted stock	24,331	235,806	41,466	222,376
Performance shares	2,790	142,627	66,775	142,322
Preferred Stock	—	—	—	—
Total	427,886	929,180	509,006	827,821

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Non-cash impairment charge	$—	$—	$—	$28,462
Loss (gain) on sale or disposal of property, plant and equipment	133	454	624	734
One-time separation and legal costs	—	—	—	(802)
Environmental reserve adjustment	272	—	2,909	—
Insurance recoveries	(500)	—	(897)	(1,000)
Miscellaneous expense (income)	(405)	157	(1,216)	512
Total	$(500)	$611	$1,420	$27,906

10.    Income Taxes
The Company’s effective tax rate for the third quarter 2016 was 34.4 percent compared to 34.2 percent for the third quarter 2015. The effective tax rate for the nine months ended September 24, 2016 was 35.2 percent compared to 32.6 percent for the corresponding 2015 period. The effective tax rate, for both the quarter and year-to-date periods, differs from the federal statutory rate of 35 percent primarily due to the domestic manufacturing tax deduction, state taxes and nondeductible expenses. The prior year periods were also unfavorably impacted by an adjustment for state deferred tax rates as a result of a change in a state apportionment factor.
The impact of the manufacturing deduction on the effective tax rate is greater in periods that include expenses that reduce pre-tax income but are not currently deductible for income tax purposes. It is lower in periods that include expenses that reduce taxable income but do not currently reduce pre-tax income.

11.    Incentive Stock Plans
The Company’s total stock based compensation cost, for the nine months ended September 24, 2016 and September 26, 2015 was $5.0 million and $7.3 million, respectively.
The Company also made new grants of restricted and performance shares to certain employees during the first quarter of 2016. The 2016 restricted share awards vest over three or four years, depending on the specifics of the grant. The 2016 performance share awards are measured against an internal return on invested capital target and, depending on performance against the target, the awards will pay out between 0 and 200 percent of target. The total number of performance shares earned will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which would result in a final payout range of 0 to 250 percent of target.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity on the Company’s incentive stock awards for the nine months ended September 24, 2016:

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	441,615	$31.67	384,383	$28.41	211,460	$17.51	141,698	$40.76
Granted	—	—	598,219	8.03	610,100	7.79	—	—
Forfeited	(1,497)	36.55	(139,424)	12.20	(96,200)	9.75	(13,181)	38.03
Exercised or settled	—	—	(166,368)	35.49	—	—	—	—
Expired or cancelled	(39,353)	29.34	—	—	—	—	—	—
Outstanding at September 24, 2016	400,765	$31.88	676,810	$11.96	725,360	$10.05	128,517	$41.04

12.    Employee Benefit Plans
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
The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Service cost	$1,306	$1,494	$202	$251
Interest cost	3,979	3,807	218	230
Expected return on plan assets	(5,830)	(5,809)	—	—
Amortization of prior service cost	191	188	4	4
Amortization of losses	2,835	3,358	70	169
Amortization of negative plan amendment	—	—	(39)	(44)
Total net periodic benefit cost	$2,481	$3,038	$455	$610

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Service cost	$3,919	$4,482	$880	$754
Interest cost	11,937	11,421	653	689
Expected return on plan assets	(17,490)	(17,426)	—	—
Amortization of prior service cost	571	563	10	13
Amortization of losses	8,507	10,075	169	507
Amortization of negative plan amendment	—	—	(115)	(131)
Total net periodic benefit cost	$7,444	$9,115	$1,597	$1,832
On July 27, 2016, the Company made a voluntary contribution of $10 million to its pension plan. The Company does not have any mandatory pension contribution requirements in 2016.

13.    Contingencies
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

14.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 24, 2016, the following financial guarantees were outstanding:

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
Note About Non-GAAP Financial Measures
This document contains certain non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted free cash flows. These non-GAAP measures are reconciled to each of their respective most directly comparable GAAP financial measures in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Such risks and uncertainties include, but are not limited to: competitive pressures in the markets in which we operate, especially with respect to increases in supply and pressures on demand for our products, which impact pricing; our ability to complete our announced cost and debt reduction initiatives and objectives within the planned parameters and achieve the anticipated benefits; our customer concentration, especially with our three largest customers; changes in global economic conditions, including currency; the Chinese dumping duties currently in effect for commodity viscose pulps; potential legal, regulatory and similar challenges relating to our permitted air emissions and waste water discharges from our facilities by non-governmental groups and individuals; the effect of current and future environmental laws and regulations as well as changes in circumstances on the cost and estimated future cost of required environmental expenditures; the potential impact of future tobacco-related restrictions; potential for additional pension contributions; labor relations with the unions representing our hourly employees; the effect of weather and other natural conditions; changes in transportation-related costs and availability; the failure to attract and retain key personnel; the failure to innovate to maintain our competitiveness, grow our business and protect our intellectual property; uncertainties related to the availability of additional financing to us in the future and the terms of such financing; our inability to make or effectively integrate future acquisitions and engage in certain other corporate transactions; any failure to realize expected benefits from our separation from Rayonier Inc.; financial and other obligations under agreements relating to our debt; and uncertainties relating to general economic, political, and regulatory conditions.
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
Our primary products consist of the following:
Cellulose specialties products are primarily used in dissolving chemical applications that require a highly purified form of cellulose. We concentrate on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high-purity cellulose ethers, and are a leading supplier of these products. Typically, though not exclusively, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements. The manufacture and sale of cellulose specialties products are the primary driver of the Company’s profitability.
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
Industry Update and Outlook
For 2016, we continue to expect cellulose specialties prices to decline 6 to 7 percent and cellulose specialties sales volumes to decline 4 to 5 percent compared to 2015. Based on contractual commitments for the majority of our acetate volume, 2017 acetate pricing is expected to be approximately 2 percent below 2016. Negotiations for all cellulose specialties grades for other 2017 volumes will conclude over the next few months, consistent with past practices, and may impact 2017 prices and/or volumes. Our markets remain challenging as a result of suppressed demand, excess production capacity, and the improved cost position of foreign competitors as a result of weak global currencies relative to the U. S. dollar.
During the third quarter, the Company issued $173 million of mandatory convertible preferred stock (“Preferred Stock”) for a net proceeds of approximately $167 million. We intend to use the funds generated from our Preferred Stock equity issuance to grow and diversify our business. We will look to invest in our Innovation Initiative through which we are seeking to enhance the value of our current products and engineer new products to extend our market reach, diversify through investments in adjacent businesses and fund potential capital requirements of our Transformation Initiative.
Due to the 2016 results of our Transformation Initiative, as well as beneficial raw material prices, we are raising our 2016 guidance. We expect 2016 net income of $66 to $72 million and are raising pro forma EBITDA guidance to $215 to $225 million from $195 to $205 million. We expect 2016 operating cash flows of $210 to $215 million and are raising adjusted free cash flows guidance to $125 to $130 million from $100 to $105 million. Capital expenditures are expected to be approximately $85 million, including a portion of capital for our previously announced lignin joint venture.
We have strengthened our culture of continuous improvement allowing us to systematically lower our cost position. Our success allows us to shift our focus to growing our business through market optimization, innovation and the pursuit of external growth opportunities.
Reconciliation of Guided Non-GAAP measures
Pro forma EBITDA guidance for 2016 of $215 to $225 million represents expected 2016 net income of $66 to $72 million excluding approximately $9 million of pro forma adjustments related to the gain on debt extinguishment as well as estimated income tax expense, interest expense, net, and depreciation and amortization of $35 to $39 million, $35 million, and $88 million, respectively.
Adjusted Free Cash Flows Guidance for 2016 of $125 to $130 million represents expected 2016 operating cash flows of $210 to $215 million excluding capital expenditures of $85 million.

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

Results of Operations

	Three Months Ended		Nine Months Ended
Financial Information (in millions)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net Sales
Cellulose specialties	$173	$215	$513	$577
Commodity products and other	34	42	125	123
Total Net Sales	207	257	638	700

Cost of Sales	156	187	498	548
Gross Margin	51	70	140	152
Selling, general and administrative expenses	10	11	26	34
Other operating expense, net	—	1	2	28
Operating Income	41	58	112	90
Interest expense and other, net	8	9	26	27
Gain on debt extinguishment	—	—	9	—
Income Before Income Taxes	33	49	95	63
Income Tax Expense	11	17	33	21
Net Income	$22	$32	$62	$42

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,495	$1,623	$1,532	$1,641
Commodity products	$643	$664	$666	$672
Sales Volumes (thousands of metric tons)
Cellulose specialties	116	133	335	352
Commodity products	49	61	179	174

Gross Margin %	24.6%	27.2%	21.9%	21.7%
Operating Margin %	19.8%	22.6%	17.6%	12.9%
Effective Tax Rate %	34.4%	34.2%	35.2%	32.6%

Sales (in millions)	September 26, 2015	Changes Attributable to:		September 24, 2016
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$215	$(15)	$(27)	$173
Commodity products and other	42	(1)	(7)	34
Total Sales	$257	$(16)	$(34)	$207
For the three months ended September 24, 2016, total sales decreased $50 million, or approximately 19 percent, primarily due to 8 percent lower cellulose specialties prices and 13 percent lower cellulose specialties volumes, as well as, lower commodity volumes. The decrease in cellulose specialties sales prices and volumes reflected our anticipated declines, from prior year, which were more concentrated in the third quarter. Commodity volumes were impacted by a change in mix from absorbent materials to commodity viscose and lower production volumes due to an unplanned outage.

Sales (in millions)	September 26, 2015	Changes Attributable to:		September 24, 2016
Nine Months Ended		Price	Volume/Mix
Cellulose specialties	$577	$(37)	$(27)	$513
Commodity products and other	123	(1)	3	125
Total Sales	$700	$(38)	$(24)	$638
For the nine months ended September 24, 2016, total sales decreased $62 million, or approximately 9 percent, driven by 7 percent declines in cellulose specialties sales prices and 5 percent declines in cellulose specialties volumes. The decrease in cellulose specialties sales prices and volumes reflected our anticipated declines, from prior year, which were more concentrated in the third quarter.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	September 26, 2015	Price	Volume/Sales Mix	Cost	SG&A and other	September 24, 2016
Operating Income	$58	$(16)	$(22)	$19	$2	$41
Operating Margin %	22.6%	(5.1)%	(7.8)%	9.1%	1.0%	19.8%

(a)	Computed based on contribution margin.
For the three month period ending September 24, 2016, operating income and margin percentage decreased $17 million, or 2.8 percentage points, versus the prior year comparable period. The quarter-to-date results reflect lower cellulose specialties prices and volumes partially offset by lower costs driven primarily by the Transformation Initiative.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Nine Months Ended	September 26, 2015	Price	Volume/Sales Mix	Cost	SG&A and other	September 24, 2016
Operating Income	$90	$(38)	$(17)	$43	$34	$112
Operating Margin %	12.9%	(5.0)%	(2.4)%	6.8%	5.3%	17.6%

(a)	Computed based on contribution margin.
For the nine month period ending September 24, 2016, operating income and margin percentage increased $22 million, or 4.7 percentage points, versus the prior year comparable period. During the year-to-date period, lower cellulose specialties prices and volumes were partially offset by lower costs primarily driven by the Transformation Initiative.
Interest Expense, net and Gain on Debt Extinguishment
During the first quarter of 2016, we repurchased in the open market and retired $44 million of our 5.5 percent Senior Notes due 2024 for approximately $34 million. The extinguishment resulted in a gain of about $9 million. We also wrote-off approximately $1 million of unamortized debt issuance costs associated with the extinguished debt.

Interest expense, net of interest income and other expense, was $8 million and $26 million for the quarter and year-to-date 2016 periods, respectively. Lower interest expense in 2016 as compared to prior year periods is attributable to lower outstanding debt, including the benefit of the repurchase of our Senior Notes in the first quarter of 2016, partially offset by higher LIBOR interest rates impacting our floating rate debt. See Note 3 — Debt.
Income Tax Expense
Our effective tax rate for the third quarter 2016 was 34.4 percent compared to 34.2 percent for the third quarter 2015. The effective tax rate for the nine months ended September 24, 2016 and September 26, 2015 was 35.2 percent and 32.6 percent, respectively. The effective tax rate, for both the quarter and year-to-date periods, differs from the federal statutory rate of 35 percent primarily due to the domestic manufacturing tax deduction, state taxes and nondeductible expenses. The prior year periods were also unfavorably impacted by an adjustment for state deferred tax rates as a result of a change in a state apportionment factor. See Note 10 — Income Taxes.
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
On October 21, 2016, our board of directors declared a cash dividend of $2.11 per share of Preferred Stock for the period from and including August 10, 2016 through November 14, 2016, which will be paid on November 15, 2016 to Preferred Stock holders of record as of November 1, 2016. The board of directors also declared a fourth quarter 2016 cash dividend of $0.07 per share of common stock. The common stock dividend is payable on December 30, 2016 to common stockholders of record on December 16, 2016.
The declaration and payment of future preferred and common stock dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deems relevant. In addition, certain of our debt facilities may restrict the declaration and payment of dividends, depending upon our then current compliance with certain covenants.
Our debt agreements contain various customary covenants. At September 24, 2016, we were in compliance with all covenants. Entities which are non-guarantors under our debt agreements had no assets, revenues, covenant EBITDA or liabilities.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 24, 2016	December 31, 2015
Cash and cash equivalents (a)	$320	$101
Availability under the Revolving Credit Facility (b)	236	236
Total debt (c)	783	858
Stockholders’ equity (deficit)	212	(17)
Total capitalization (total debt plus equity)	995	841
Debt to capital ratio	79%	102%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $14 million at September 24, 2016 and December 31, 2015.

(c)	See Note 3 — Debt for additional information.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Provided by (Used for):	September 24, 2016	September 26, 2015
Operating activities	$181	$152
Investing activities	(56)	(60)
Financing activities	94	(58)
Cash provided by operating activities increased $29 million primarily due to improved earnings and working capital and higher deferred taxes, primarily due to accelerated depreciation.
Cash used for investing activities decreased $4 million primarily due to reduced capitalized expenditures.
Cash used for financing activities increased $152 million primarily due to the issuance of the Preferred Stock partially offset by debt repayments, including the Company’s first quarter 2016 repurchase of senior notes. See Note 3 — Debt for additional information.
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
Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Nine Months Ended
Net Income to EBITDA Reconciliation	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net Income	$22	$32	$62	$42
Depreciation and amortization	23	23	64	65
Interest, net	8	9	26	27
Income tax expense	11	17	33	21
EBITDA	64	81	185	155
Non-cash impairment charge	—	—	—	28
One-time separation and legal costs	—	2	—	1
Insurance recovery	—	—	—	(1)
Gain on debt extinguishment	—	—	(9)	—
Pro Forma EBITDA	$64	$83	$176	$183
EBITDA and pro forma EBITDA for the three months ended September 24, 2016 decreased from the prior year period primarily due to lower gross margin driven by lower prices and volumes for both our cellulose specialties and commodity products. Lower prices and volumes were partially offset by lower production and selling, general and administrative (“SG&A”) costs resulting from the Transformation Initiative.

EBITDA for the nine months ended September 24, 2016 increased compared to the corresponding 2015 period as lower prices and volumes were more than offset by lower non-cash charges and lower production and SG&A costs driven by the Transformation Initiative. Pro forma EBITDA for the year-to-date period decrease from the prior year period due to lower operating results.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	September 24, 2016	September 26, 2015
Cash provided by operating activities	$181	$152
Capital expenditures (a)	(58)	(60)
Adjusted Free Cash Flows	$123	$92

Cash used for investing activities	$(56)	$(60)
Cash used for financing activities	$94	$(58)

(a)	Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. There have not been any strategic capital expenditures in 2016 or 2015.
Adjusted free cash flows increased over the prior year due to improved earnings, decreases in working capital requirement and lower capital expenditures.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 14 — Guarantees for details on our letters of credit and surety bonds as of September 24, 2016.
The following table includes material changes outside the ordinary course of business to our contractual financial obligations table as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Financial Obligations of our 2015 Form 10-K. All items excluded from the table are materially consistent with the Form 10-K presentation.

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2016	2017-2018	2019-2020	Thereafter
Long-term debt, including current maturities	$792	$4	$21	$21	$746
Interest payments on long-term debt (a)	251	17	68	68	98

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 24, 2016.
In addition to the changes noted above, on October 21, 2016, the board of directors declared the first dividend on the Preferred Stock issued in the third quarter of 2016. For more information on the dividend, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 1 — Basis of Presentation and New Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At September 24, 2016, we had no derivatives outstanding.
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
As of September 24, 2016 we had $286 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 24, 2016 was $465 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 24, 2016 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $28 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At September 24, 2016, we had no fuel oil or natural gas forward contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 24, 2016.
During the quarter ended September 24, 2016, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. Unless specifically noted, any possible range of loss associated with the legal proceedings described below is not reasonably estimable at this time. While there can be no assurance, the ultimate outcome of these actions, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows, except as may be noted below.
Stockholder Litigation
On May 4, 2015 the Company was served with a lawsuit filed in the U.S. District Court for the Middle District of Florida, captioned Oklahoma Firefighters Pension and Retirement System vs. Rayonier Advanced Materials Inc., Paul G. Boynton, Frank A. Ruperto and Benson K. Woo. An amended consolidated complaint was filed on September 11, 2015 and, subsequently, the case against Mr. Ruperto was voluntarily dismissed by the plaintiffs. The case is a purported class action alleging securities laws violations, primarily related to claims the Company failed to record adequate environmental liabilities related to disposed operations, which the plaintiffs allege led to a decrease in the Company’s stock price between June 30, 2014 and January 28, 2015. The allegations are couched as violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the plaintiffs’ amended consolidated complaint in its entirety and, at a hearing on April 20, 2016, the court granted the Company’s motion and dismissed the plaintiffs’ complaint, but allowed plaintiffs the opportunity to file another amended complaint by a deadline set by the court. The plaintiffs failed to file an amended complaint by the court-imposed deadline and did not appeal the court’s April 20 dismissal of the complaint. Pursuant to a stipulation agreed upon by the parties, on July 25, 2016 the court granted final judgment in favor of the Company and all other defendants. No money was paid to the plaintiffs or their counsel in connection with the dismissal of the case and final judgment.
Jesup Plant Permit
On January 27, 2016, the Altamaha Riverkeeper (“ARK”) filed a Petition for Hearing in the Office of Administrative Hearings for the State of Georgia, captioned Altamaha Riverkeeper, Inc. v. Environmental Protection Division (“EPD”), Georgia Department of Natural Resources, in which ARK appealed the issuance by EPD to the Company of a new permit for the treatment and discharge of waste water from the Jesup mill, which was to go into effect March 1, 2016. In the petition, ARK claims, among other things, that the issuance of the permit by EPD would violate Georgia’s narrative water quality standard, a rule promulgated by the Georgia Natural Resources Board pursuant to certain provisions of the Clean Water Act and the Georgia Water Quality Control Act. The petition seeks to have the permit invalidated and modified as demanded by ARK. On February 16, 2016, the Company moved to legally intervene, as a party-in-interest, in this matter (because EPD, as the permit issuer, is the named defendant) and its petition was granted by the administrative law judge (“ALJ”). The trial was held in June of 2016, and on September 30 the ALJ issued her decision. While the court rejected many of ARK’s claims, it held that there existed a reasonable potential for the Company’s treated effluent discharged to the Altamaha River to cause a violation of Georgia’s narrative water quality standard, but only under low (rather than “normal”) river flow conditions. As such, the court reversed the issuance of the new permit by EPD and remanded the matter back to EPD for consideration and issuance of a permit that comports with the ruling. The Company strongly disagrees with the decision and is currently evaluating its legal and other options, and has appealed the ruling to Georgia Superior Court. EPD has also separately appealed the ruling. Until final resolution of this litigation, the Jesup plant will continue to operate under its existing waste water permit.
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
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 24, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 26 to July 30	29,852	$12.35	—	—
July 31 to August 27	—	—	—	—
August 28 to September 24	—	—	—	—
Total	29,852		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1
Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016
Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
4.1	Form of certificate representing the Registrant’s 8.00% Series A Mandatory Convertible Preferred Stock	Incorporated herein by reference to Exhibit A to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 24, 2016 and September 26, 2015; (ii) the Condensed Consolidated Balance Sheets as of September 24, 2016 and December 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 24, 2016 and September 26, 2015; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: November 1, 2016