Form 10-K
period 2016-12-31
RAYONIER ADVANCED MATERIALS INC.
filed 2017-02-24
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-36285
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 46-4559529
1301 RIVERPLACE BOULEVARD, SUITE 2300
JACKSONVILLE, FL 32207
(Principal Executive Office)
Telephone Number: (904) 357-4600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
8.00% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share	New York Stock Exchange
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
YES ☐        NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates at the close of business on June 24, 2016 was $559,627,666 based on the closing sale price as reported on the New York Stock Exchange.

The registrant had 43,260,052 shares of Common Stock, $.01 par value per share, outstanding as of February 16, 2017.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2017 annual meeting of the stockholders of the registrant scheduled to be held May 22, 2017, are incorporated by reference in Part III hereof.

i

Index to Financial Statements

Page

Management’s Report on Internal Control over Financial Reporting	F- 1
Reports of Independent Registered Public Accounting Firms	F- 2
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2016	F- 5
Consolidated Balance Sheets as of December 31, 2016 and 2015	F- 6
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2016	F- 7
Notes to Consolidated Financial Statements	F- 8

Index to Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	F- 39
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Signatures	F- 40
Exhibit Index

ii

Part I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier Advanced Materials” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 8 of this Report.
Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The risk factors contained in Item 1A — Risk Factors, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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
Note About Non-GAAP Financial Measures
This document contains certain non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted free cash flows. These non-GAAP measures are reconciled to each of their respective most directly comparable GAAP financial measures in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Item 1.	Business
General
Rayonier Advanced Materials Inc., with approximately 456,000 metric tons of cellulose specialties sales in 2016, about two times the sales volumes of the next largest competitor, is the global leader in the production of cellulose specialties. Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. We manufacture products tailored to the precise and demanding chemical and physical specifications required by our customers, achieving industry leading purity and product functionality. Our ability to consistently manufacture high-quality cellulose specialties products is the result of our proprietary production processes, intellectual property, technical expertise and knowledge of cellulosic chemistry.
Additionally, a significant portion of our production capacity is dedicated to manufacturing commodity products for viscose and absorbent materials applications. In 2016, we sold approximately 249,000 metric tons of commodity products. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Cellulose specialties typically contain over 95 percent cellulose, while commodity products typically contain less than 95 percent cellulose.
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
Our key competitive advantage is our unique ability to utilize our flexible manufacturing facilities to engineer cellulose specialties fibers to customers’ specifications. We are the only cellulose specialties producer with manufacturing facilities that provide flexibility to use both hardwood and softwood, kraft and sulfite cooking processes, as well as a variety of proprietary chemical treatments to provide customized product functionality. Additionally, we have a significant amount of process knowledge: the understanding of wood fiber properties and their modification under a sequence of chemical processes, accumulated and developed over 90 years of practical application to achieve unique properties for a variety of customer needs. Combining this process knowledge with our manufacturing flexibility and knowledge of customers’ applications and specifications, allows us to have the most extensive capability set to modify cellulose fibers in the industry.
Commodity Products
We have the ability to easily shift our production between commodity viscose and absorbent materials to take advantage of market conditions and generate the most attractive margins.
Commodity viscose is primarily sold to producers of viscose staple fibers. Shifts in fashion styles and textile fiber blending have increased demand for viscose staple fibers. Additionally, variability in cotton linter supply and increasing environmental concerns about cotton production have resulted in viscose staple producers shifting volume away from cotton linter pulp to wood-based dissolving pulp.

Absorbent materials, or fluff fibers, are typically used in consumer products. These fibers provide a medium for fluid acquisition, distribution and retention in the products in which they are incorporated. Pricing for commodity products is typically referenced to published indexes or based on publicly available spot market prices.
Competition
Cellulose Specialties
Significant intellectual property, capital investment and technical expertise are needed to design and manufacture customized cellulose specialties fibers to exacting customer specifications. The product must be formulated to achieve the desired characteristics including parameters for purity, viscosity, brightness, reactivity and other physical properties. Product qualification time can be lengthy, extending six to twenty-four months. Resulting customer relationships are typically long-term, based on an understanding of our customers’ production processes and technical expertise which we utilize to solve customers’ production issues and support new product development. Further, establishing a production line and obtaining the necessary production technologies requires substantial capital and ongoing maintenance expenditures.
Product performance, technical service and price are principal methods of competition in cellulose specialties. Product performance is primarily determined by the purity and uniformity of the cellulose specialties. Our intellectual property, technical expertise and experience provide the basis by which we are able to uniformly produce high-value cellulose specialties. Additionally, we are able to produce high-value, uniform cellulose specialties through our diverse proprietary manufacturing processes.
We compete with both domestic and foreign producers in cellulose specialties. Competitors include GP Cellulose (formerly known as Buckeye Technologies), Borregaard, Bracell, Tembec Sappi, Nippon, Cosmo Specialty Fibers and Aditya Birla Group. Some competitors use both wood and cotton linter fibers, as a source of cellulose fibers.
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
For absorbent materials, major competitors include GP Cellulose, Domtar and International Paper.
Raw Materials and Energy
Our manufacturing processes require significant amounts of wood to produce cellulose specialties and commodity products. We consume approximately 1.6 million short green tons of hardwood chips and 2.5 million short green tons of softwood chips per year.
Our manufacturing processes also require significant amounts of chemicals, including caustic soda (sodium hydroxide), sulfuric acid, ammonia, sodium chlorate and various specialty chemicals. These chemicals are purchased under negotiated supply agreements with third parties.
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
Intellectual Property
We own patents, trademarks and trade secrets, and have developed significant know-how, relating to the production of purified cellulose, which we deem important to our operations. We intend to protect our intellectual property, including, when appropriate, filing patent applications for inventions that are deemed important to our operations. Our U.S. patents generally have a duration of 20 years from the date of filing. We also require key employees to enter into non-compete agreements as appropriate.
Seasonality
Our results are not normally affected by seasonal changes.
Customers
See Note 3 — Segment and Geographical Information for information on our major customers.
Research and Development
The quality and consistency of our cellulose specialties and research and development capabilities create a significant competitive advantage, and is an important factor in our ability to achieve a premium price for our products. Our research and development efforts are primarily directed at further developing products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. We have also reinvigorated our research and development activities to develop and market new products and applications.
We spent $4 million, $3 million and $3 million on research and development for the years ended December 31, 2016, 2015 and 2014, respectively
Environmental Matters
Our manufacturing operations are subject to significant federal, state and local environmental regulations. For a more detailed discussion, see Item 1A — Risk Factors, Item 3 — Legal Proceedings, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation, Note 14 — Liabilities for Disposed Operations and Note 17 — Contingencies.
Employee Relations
We currently employ approximately 1,200 people, nearly all of whom are in the United States. See Note 17 — Contingencies for more information.
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
Business and Operating Risks
The cellulose specialties industry in which we operate is highly competitive, which is expected to result in reduced pricing and volumes.
We face competition from domestic and foreign producers of cellulose specialties, which is our primary source of profitability. Demand weakness combined with increased cellulose specialties production capacity from our competitors drove cellulose specialties sales prices down approximately 13 percent over the last two years and we expect prices to decline an additional three to four percent in 2017. Further, in 2016 sales volumes of cellulose specialties decreased approximately two percent from 2015, and are expected to be relatively flat in 2017 versus 2016.
Continued demand weakness and over-supply may have a material adverse impact on our future cellulose specialties sales prices and volumes resulting in a negative impact on our financial condition and results of operations.
We are dependent on a relatively small number of large cellulose specialties customers for a majority of our sales. The loss of all or a substantial portion of our sales to any of these large customers could have a material adverse effect on us.
We are subject to risks related to customer concentration because of the relative importance of our largest cellulose specialties customers, many of whom we have been doing business with for decades, and the ability of those customers to influence pricing and other contract terms. We depend on major acetate tow manufacturers for a substantial portion of our sales. Our ten largest cellulose specialties customers, which accounted for approximately 75 percent of sales in 2016, are all either well known, global diversified specialty chemical companies or state-owned enterprises. Although we strive to broaden and diversify our customer base, a significant portion of our revenue is derived from a relatively small number of large-volume customers, and the loss of all or a substantial portion of sales to any of these customers, or significant, unfavorable changes to pricing or terms contained in contracts with them, could adversely affect our business, financial condition or results of operations. We are also subject to credit risk associated with this customer concentration. If one or more of our largest cellulose specialties customers were to become bankrupt, insolvent or otherwise were unable to pay for its products, we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition and results of operations. See Note 3 — Segment and Geographical Information for information on our major customers.
Anti-tobacco legislation, campaigns to discourage smoking, increases in tobacco taxes, increased costs of tobacco products and increased use of traditional cigarette substitutes could adversely affect our business, financial condition and results of operations.
The majority of our cellulose specialties fibers are used to manufacture acetate tow, which is used to make the filter component of a cigarette. Our sales for this end-use have historically accounted for an important portion of our total sales revenue. Significant increases in cigarette costs and potential actions taken by the United States and other countries to discourage smoking, such as tax increases on tobacco products, policy changes and future legislation, may have a material adverse effect on the demand for tobacco products. For example, actions by the Chinese government to curb corruption and limit smoking in public buildings have had some impact on cigarette consumption. Additionally, increased use of e-cigarettes, electronically heated tobacco products and smokeless tobacco products, by way of example, may affect demand for traditional cigarettes. Reduced sales of tobacco products that use acetate-based filters could adversely affect our business, financial condition and results of operations. We estimate that over the past three years approximately 55 percent of our sales were related to the production of acetate tow subsequently used to produce cigarette filters.

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
Failure to develop new products, or discover new applications for our existing products and cellulose chemistry expertise, could have a negative impact on our business.
We have an active research and development program to develop new products and new applications for our existing products and chemical cellulose expertise. However, there can be no assurance this program will be successful, either from a product development or commercialization perspective, or that any particular invention, product or development, or the program as a whole, will lead to significant revenue or profit generation. Failure to generate meaningful revenue and profit from our research and product development efforts could adversely affect our business, financial condition and results of operations in the future.
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
Although our production facilities are located in the United States, a significant portion of our sales are to customer locations outside of the United States, including China, Japan, the European Union and other international markets. The export of our products into international markets results in risks that are inherent in conducting business under international laws, regulations and customs. Sales to customers outside of the United States made up approximately 60 percent of our revenue in 2016. We expect international sales will continue to contribute significantly to our financial condition and future growth. The risks associated with our business outside the United States include:

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
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to operate our manufacturing facilities. These laws and regulations may relate to, among other things, air emissions, wastewater discharges, receiving water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified.  An example is the 2016 Frank R. Lautenberg Chemical Safety for the 21st Century Act, which amends the Toxic Substances Control Act and, among other things, increases the U.S. Environmental Protection Agency’s (“EPA”) oversight of chemical manufacturing and use. Over the past few years, the EPA has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like ours, especially in the area of air emissions and wastewater and storm water control. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation for further information.  Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
Our plants are subject to stringent environmental laws, regulations and permits that may limit operations and production. Many of our operations are subject to stringent environmental laws, regulations and permits that contain conditions governing how we operate our facilities including how much and, in some cases, what types of products we can produce. These laws, regulations and permits, now and in the future, may restrict our current production, limit our ability to increase production and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, costs will likely increase over time as environmental laws, regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.
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
We currently own or may acquire properties that require environmental remediation or otherwise are subject to environmental and other liabilities. We currently own or formerly operated manufacturing facilities that we do not currently own, and may acquire additional facilities in the future, which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other liabilities. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we currently have adequate liabilities recorded, legal requirements relating to assessment and remediation of contaminated properties continue to become more stringent and there can be no assurance actual expenditures will not exceed current liabilities and forecasts, or that other presently unknown liabilities will not be discovered in the future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Note 14 — Liabilities for Disposed Operations. We have incurred and expect to continue to incur significant capital, operating and other expenditures to comply with applicable environmental laws and regulations relating to our obligation to assess and remediate contaminated properties. We could also incur substantial costs, such as those relating to enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), remediation and closure costs, as well as third-party claims for property damage and personal injury as a result of violations of, or liabilities arising out of, environmental laws and regulations.
The impacts of climate-related initiatives, at the international, federal and state levels, remain uncertain at this time.
There are numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the United States, most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.”
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
In 2015, EPA issued its final Clean Power Plan rule to regulate greenhouse gas emissions from electric power plants. The regulation is not directed at industry generally, but has very broad requirements that could affect fuel and energy prices for industrial energy consumers. Further, the rule directs states to customize their regulations, which could lead to different results in different states and create additional uncertainty. The rule has been legally challenged by a number of states, industry groups and environmental organizations. On February 10, 2016, the U.S. Supreme Court granted a stay of its implementation while the rule is reviewed by lower courts. It is not certain what impact this rule, if not invalidated by the courts, will have on our operations.
In December of 2015, the United States signed the Paris Agreement on climate change (the “Paris Agreement”), which was entered into under the auspices of the 1992 U.N. Framework Convention on Climate Change (the “UN Framework”), a treaty signed by the U.S. and ratified by the U.S. Senate. The Paris Agreement includes national targets for greenhouse gas emissions reductions and other provisions designed to reduce greenhouse gas emissions worldwide and provide financial incentives to developing nations to discourage greenhouse gas emissions. As of December 31, 2016, 197 countries have signed the Paris Agreement and 125 have ratified it. It is currently unclear how the current U.S. president and his administration will address the Paris Agreement.
Overall, it is reasonably likely legislative and regulatory activity in this area will in some way affect us, but it is unclear at this time when this may occur, and whether such impact will be, in the aggregate, positive, negative, neutral or material.  For example, while our plants produce greenhouse gases and utilize fossil fuels, they also generate a meaningful amount of their energy from wood fiber (often referred to as “biomass”), which may be viewed more favorably than fossil fuels in future legislative and regulatory proposals, but that is uncertain at this time.  However, to date, many environmental groups have generally opposed the use of biomass for energy production due to their concerns about deforestation.  We continue to monitor political and regulatory developments in this area, but their overall impact on us, from a cost, benefit and financial performance standpoint over the long term, remains uncertain at this time.
Challenges in the commercial and credit environments may materially adversely affect our future access to capital.
Our ability to issue debt or equity or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for our products or in the solvency of our major customers or suppliers, or if other significantly unfavorable changes in economic conditions occur. Volatility in the world financial markets could increase borrowing or other costs of capital or affect our ability to gain access to the capital markets, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.
We have a qualified non-contributory defined benefit pension plan, which covers many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires certain capitalization levels be maintained in each of these benefit plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. In addition, it is possible new or additional accounting rules and changes to actuarial requirements (for example, if life expectancy assumptions for participants are increased) may also result in the need for additional contributions to the plans. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.

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
Because pricing for the majority of our cellulose specialties fibers customers is set annually or otherwise by contract, we typically have very limited ability to pass along fluctuations in costs to customers after pricing has been established. Raw material costs and energy, such as wood, chemicals, oil and natural gas are a significant operating expense. The cost of raw materials and energy can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key manufacturing input, has historically had significant price volatility. Similarly, the price of oil and natural gas (including its pipeline transportation cost) is subject to fluctuations based on market and other factors. These and other similar circumstances could adversely affect our business, financial condition and results of operations.
Weather and other natural conditions may increase the prices of and reduce access to raw materials.
We use large quantities of wood as a raw material in our fiber manufacturing process. Weather conditions, timber growth cycles and restrictions on access to timberlands for harvesting (for example, due to prolonged wet conditions) may limit the availability and increase the price of wood (and, in particular, hardwood species), as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes.
Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases; however, during times of limited supply caused by weather and other natural conditions, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us. An insufficient supply of wood could materially adversely affect our business, financial condition, results of operations and cash flows.
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
As of December 31, 2016, approximately 65 percent of our work force is unionized. As a result, we are required to negotiate the wages, benefits and other terms with these employees collectively. Our financial results could be adversely affected if labor negotiations were to restrict the efficiency of our operations. In addition, our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. Our collective bargaining agreements at our Jesup, Georgia plant expire on June 30, 2017 and negotiations relating to new agreements have commenced. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations.
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
We rely primarily on confidentiality and non-disclosure agreements, covenants not to compete (where warranted), established internal policies and practices and various physical security and cyber security measures, among other actions, to protect our trade secrets and other intellectual property. Failure to protect this intellectual property could negatively affect our future performance and growth.
The risk of loss of the Company’s intellectual property, including trade secrets or other sensitive business information, disruption of its manufacturing operations, in each case due to cyber attacks or cyber security breaches, could adversely impact the Company.
Cyber attacks or cyber security breaches could compromise the Company’s intellectual property, including confidential business information, cause a disruption to the Company’s operations or harm the Company’s reputation. For example, our Jesup facility purchases some of its electricity from the grid and, therefore, any cyber attack on the electricity transmission system could adversely impact Jesup’s operations. While the Company has implemented an appropriate cyber security program, there can be no assurance a cyber attack would not be successful, or that such a cyber security breach will not occur. Such an event could have an adverse impact on the Company’s results of operations and financial condition.
Our business exposes us to potential product liability claims, which could adversely affect our financial condition and performance.
The development, manufacture and sale of our products by us, including products manufactured for use by the food, cigarette, automotive and pharmaceutical industries, involves a risk of exposure to product liability claims, and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect confidence in our products, and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third-party claims should our failure to perform result in downstream supply disruptions or product recalls.
We have debt obligations that could adversely affect our business and our ability to meet our obligations.
As of December 31, 2016, our total combined indebtedness was $783 million.
This significant amount of debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flows from operations to make interest payments on this debt;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.
To the extent we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
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
We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
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
We may not achieve the benefits anticipated from our announced transformation plan.
We are two years into a four year plan to significantly reduce costs and increase cash flows. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for more information. Failure to achieve the anticipated benefits within the remaining two years could adversely affect our financial condition and results of operations.

Risks Related to the Company’s Common Stock
Your percentage of ownership in the Company may be diluted in the future.
In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards we will grant to our directors, officers and employees. Our employees have options to purchase shares of our common stock and we anticipate our compensation committee will grant additional stock options or other stock-based awards to our employees. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional options or other stock-based awards to our employees under our employee benefits plans.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock. In particular, note that, on August 10, 2016, the Company issued 1,725,000 shares of Mandatory Convertible Preferred Stock, Series A (the “Preferred Stock”), as more fully described in that certain Registration Statement on Form S-3 (File No. 333-209747) and Prospectus filed with the SEC on February 26, 2016, as amended by that certain Prospectus Supplement dated August 4, 2016 (the “Prospectus Supplement”). As a result of this offering, unless earlier converted, the Preferred Stock will automatically convert to common stock of the Company on a mandatory conversion date expected to be August 15, 2019, at a conversion rate described in the Prospectus Supplement. See Note 10 — Stockholders Equity for more information on the Preferred Stock.
Our common stock ranks junior to the Preferred Stock with respect to dividends and amounts payable in the event of our liquidation.
Our common stock ranks junior to our Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means, unless full cumulative dividends have been paid or set aside for payment on all outstanding Preferred Stock for all past dividend periods and the then current dividend period, subject to certain exceptions, no dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to Preferred Stock holders a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends.
Certain provisions of the Preferred Stock could prevent or delay an acquisition of the Company, which could decrease the price of our common stock.
Certain terms of our Preferred Stock could make it more difficult or more expensive for a third party to acquire the Company. For example, as more fully described in the Prospectus Supplement, if a fundamental change (including, certain consolidation or merger involving us) were to occur on or prior to August 15, 2019, holders of our Preferred Stock may have the right to convert their Preferred Stock, in whole or in part, at a fundamental change conversion rate and be entitled to receive a fundamental change dividend make-whole amount equal to the present value of all remaining dividend payments on their Preferred Stock, plus accumulated and unpaid dividends, if any. These features of the Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring the Company.
Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, could prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contain, provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control you may favor. Section 203 provides, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.
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
The historical information about the Company in this Annual Report on Form 10-K, for periods prior to the Separation, refers to the Company’s business as operated by and integrated with Rayonier. The Company’s historical pre-Separation financial information is derived from the consolidated financial statements and accounting records of Rayonier. Accordingly, the pre-Separation financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows the Company would have achieved as a separate, publicly traded company during the periods presented or those the Company will achieve in the future primarily as a result of the factors described below:

•
Prior to the Separation, the Company’s business was operated by Rayonier as a segment of its broader corporate organization, rather than as an independent company. Rayonier or one of its affiliates performed various corporate functions for the Company, such as accounting, information technology and finance. The Company’s pre-Separation historical financial results reflect allocations of corporate expenses from Rayonier for such functions and are likely to be less than the expenses the Company would have incurred had it operated as a separate publicly traded company. The Company will need to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure and personnel to which the Company no longer has access as a result of its separation from Rayonier. These initiatives to develop the Company’s independent ability to operate without access to Rayonier’s existing operational and administrative infrastructure will be costly to implement. The Company may not be able to operate its business efficiently or at comparable costs, and its profitability may decline;

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
Notwithstanding a private letter ruling from the IRS and opinion of tax counsel, the IRS could determine on audit the Separation is taxable if it determines any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the share ownership of Rayonier or the Company after the separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, Rayonier and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and the Company could incur significant liabilities. In connection with the Separation, Rayonier and the Company entered into a tax matters agreement, which describes the sharing of any such liabilities between Rayonier and the Company.

Item 1B.	Unresolved Staff Comments
On June 21, 2016, we received a letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in which it requested we voluntarily provide to it documents and correspondence with environmental regulators concerning certain former operations. See Item 3 — Legal Proceedings for more information on this matter.

Item 2.	Properties
The following table details the significant properties we owned or leased at December 31, 2016:

		Capacity	Owned/Leased
Cellulose Specialties Facilities	Jesup, Georgia	330,000 metric tons of cellulose specialties or commodity products 245,000 metric tons of commodity products	Owned
	Fernandina Beach, Florida	155,000 metric tons of cellulose specialties or commodity products	Owned
	Jesup, Georgia	Research Facility	Owned

Wood Chipping Facilities	Offerman, Georgia	880,000 short green tons of wood chips	Owned
	Collins, Georgia	780,000 short green tons of wood chips	Owned
	Eastman, Georgia	350,000 short green tons of wood chips	Owned
	Barnesville, Georgia	350,000 short green tons of wood chips	Owned
	Quitman, Georgia	200,000 short green tons of wood chips	Owned

Corporate and Other	Jacksonville, Florida	Corporate Headquarters	Leased
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. During 2016, our chemical cellulose fibers manufacturing facilities produced at or near capacity levels for most of the year.

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

Jesup Plant Permit
On January 27, 2016, the Altamaha Riverkeeper (“ARK”) filed a Petition for Hearing in the Office of Administrative Hearings for the State of Georgia, captioned Altamaha Riverkeeper, Inc. v. Environmental Protection Division (“EPD”), Georgia Department of Natural Resources, in which ARK appealed the issuance by EPD to the Company of a new permit for the treatment and discharge of waste water from the Jesup mill, which was to go into effect March 1, 2016. In the petition, ARK claims, among other things, that the issuance of the permit by EPD would violate Georgia’s narrative water quality standard, a rule promulgated by the Georgia Natural Resources Board pursuant to certain provisions of the Clean Water Act and the Georgia Water Quality Control Act. The petition seeks to have the permit invalidated and modified as demanded by ARK. On February 16, 2016, the Company moved to legally intervene, as a party-in-interest, in this matter (because EPD, as the permit issuer, is the named defendant) and its petition was granted by the administrative law judge (“ALJ”). The trial was held in June of 2016, and on September 30, 2016 the ALJ issued her decision. While the ALJ rejected many of ARK’s claims, she held there existed a reasonable potential for the Company’s treated effluent discharged to the Altamaha River to cause a violation of Georgia’s narrative water quality standard, but only under low (rather than “normal”) river flow conditions. As such, the ALJ reversed the issuance of the new permit by EPD and remanded the matter back to EPD for consideration and issuance of a permit that comports with this ruling. The Company strongly disagrees with the decision and has appealed it, as has EPD. The appeal is being heard in the Superior Court of Wayne County, Georgia and we expect a ruling on our appeal in the first half of 2017. Until final resolution of this litigation, the Jesup plant will continue to operate under its existing waste water permit.
SEC Inquiry
On June 21, 2016, the Company received a letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in which it requested the Company voluntarily provide to it documents and correspondence with environmental regulators concerning certain former operations of the Company. These documents were requested following the Company’s response to comments from SEC staff regarding certain environmental reserves taken by the Company in the fourth quarter of 2014 and the disclosures made by the Company in connection therewith. The Company is cooperating with the SEC in its request. No enforcement action has been brought by the SEC to date and it is unknown whether any such action will be brought in the future. The Company believes its reserves and disclosures were appropriate and in compliance with applicable accounting rules and law.

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

	High (a)	Low (a)	Dividends
2016
Fourth Quarter	$16.07	$11.93	$0.07
Third Quarter	15.83	10.72	0.07
Second Quarter	14.40	9.34	0.07
First Quarter	9.84	6.00	0.07

2015
Fourth Quarter	11.91	6.12	0.07
Third Quarter	16.26	6.01	0.07
Second Quarter	19.35	14.90	0.07
First Quarter	23.77	14.88	0.07
a) High and low market prices are based on daily close values.
On February 24, 2017, our board of directors declared a first quarter cash dividend of seven cents per share of common stock. The common stock dividend is payable March 31, 2017, to stockholders of record on March 17, 2017. There were approximately 43,260,052 shares of stock outstanding and 5,135 record holders, respectively, on February 16, 2017. On January 17, 2017 our board of directors declared a cash dividend of $2.00 per share of our Preferred Stock. The dividend was paid on February 15, 2017 to holders of record of our Preferred Stock as of February 1, 2017.
The declaration and payment of future dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors our board of directors deems relevant. Certain of our debt facilities may also restrict the declaration and payment of dividends, depending upon our then current compliance with certain covenants. In addition, the terms of our Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Preferred Stock for all prior dividend periods, no dividends may be declared or paid on our common stock. Dividends on our Preferred Stock are payable on a cumulative basis if and when they are declared by our board of directors. If declared, dividends will be paid at an annual rate of 8.00% of the liquidation preference of $100 per share. Dividend payment dates are February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2016 and ending on August 15, 2019. Dividends may be paid in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. See Note 10 — Stockholders' Equity (Deficit) for more information about our Preferred Stock.

Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 24 to October 29	—	$—	—	—
October 30 to November 26	—	—	—	—
November 27 to December 31	104	13.88	—	—
Total	104		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.
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

The data in the following table was used to create the above graph:

	6/27/2014	12/31/2014	12/31/2015	12/31/2016
Rayonier Advanced Materials	$100	$61	$27	$44
S&P Small Cap 600	$100	$103	$101	$128
S&P 500 Materials Index	$100	$99	$91	$106

Item 6.	Selected Financial Data
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

(millions of dollars except per share amounts)	2016	2015	2014	2013	2012
Statement of Income Data:
Net Sales	$869	$941	$958	$1,047	$1,095
Gross margin	182	202	224	333	380
Operating income	138	120	63	289	342
Net income	73	55	32	220	242
Diluted earnings per share of common stock (a)	1.55	1.30	0.75	5.21	5.74
Dividends declared per share of common stock	0.28	0.28	0.14	—	—
Balance Sheet Data:
Total assets (b)	$1,422	$1,279	$1,293	$1,120	$921
Property, plant and equipment, net	801	804	843	846	681
Total debt (b)	783	858	934	—	—
Stockholders’ equity (deficit)	212	(17)	(62)	968	725
Statement of Cash Flows Data:
Cash provided by operating activities	$232	$202	$188	$258	$305
Cash used for investing activities	(87)	(78)	(90)	(251)	(305)
Cash provided by (used in) financing activities	80	(89)	(31)	(7)	—
Capital expenditures	(89)	(78)	(75)	(96)	(105)
Non GAAP Measures:
EBITDA (c)	$235	$209	$149	$363	$402
Pro Forma EBITDA (c)	$226	$238	$267	$369	$402
Adjusted Free Cash Flows (c)	$147	$124	$113	$143	$188

(a)
In conjunction with the Separation, 42,176,565 shares of our common stock were distributed to Rayonier shareholders on June 27, 2014. For comparative purposes, this amount has been assumed to be outstanding as of the beginning of each period prior to the Separation in the calculation of Basic Earnings Per Share. For the year ended December 31, 2016, basic and diluted earnings per share include the impact of dividends on the Company’s Preferred Stock. See Note 10 — Stockholders' Equity (Deficit) for additional information.

(b)
For comparability purposes, prior year balances have been restated in connection with the adoption of the Financial Accounting Standards Board’s Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. See Note 1 — Basis of Presentation and New Accounting Pronouncements for more information.

(c)
EBITDA, pro forma EBITDA and adjusted free cash flows are non-GAAP measures. See “Note about Non-GAAP Financial Measures” on page one for limitations associated with non-GAAP measures. Also see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators for definitions of these non-GAAP measures as well as a reconciliation of EBITDA, pro forma EBITDA and adjusted free cash flows to their most directly comparable GAAP financial measure.

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
Our products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products. Approximately 60 percent of our sales are to export customers, primarily in Asia and Europe. Our top ten customers represent approximately 75 percent of our sales.
Cost of sales includes the cost of wood, chemicals, energy, depreciation, manufacturing overhead and transportation used to manufacture and deliver our products. Significant components and percentages of per metric ton cost are as follows:

•
Wood costs represent approximately 28 percent of the per metric ton cost of sales. We consume approximately 1.6 million short green tons of hardwood chips and 2.5 million short green tons of softwood chips per year. Weather conditions and demand in the wood products and pulp and paper markets can affect the cost of wood.

•
Chemical costs represent approximately 13 percent of the per metric ton cost of sales. Chemicals, including caustic soda (sodium hydroxide), sulfuric acid, sodium chlorate and various specialty chemicals are purchased under negotiated supply agreements with third parties.

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
Rayonier Advanced Materials Four Pillars of Strategic Growth
In 2016, we launched a four-pronged approach aimed at transforming our business and growing EBITDA to drive long-term success for our stockholders. Our plan centers on strategic focus on the following four pillars:

•	Cost Transformation achieved through sustainable cost improvements and fostering a culture of continuous improvement;

•
New Products through which we are committed to expanding our business by developing value-added products derived from co-products, advanced materials from renewables, cellulose processing technology and next generation cellulose fibers. We have made significant progress in developing and applying proprietary technologies to new products in many of the end-market segments we serve, many of which have been introduced to customers and are currently in lab and manufacturing trials. We have also introduced products based on newly developed technology which has led to new commercial sales;

•
Market Optimization which focuses on maximizing our existing products and market mix by considering our customers’ needs, our manufacturing capabilities and transportation efficiency opportunities to drive higher value for our customers and our Company. We are committed to working with new and existing customers to find ways to grow value together; and

•
Acquisitions focused in areas that leverage our core competencies in markets and technologies that are attractive and complementary to our existing business. We expect these investments to broaden our capability set and expose us to a broader array of growth opportunities. In doing so, we hope to create greater diversity and growth potential in our revenue and earnings streams.

LignoTech Florida
In December 2016, we announced the settlement of all conditions precedent related to the our venture with Borregaard ASA (“Borregaard”) to manufacture, market and sell natural lignin-based products from our Fernandina Beach, Florida facility. We received final approvals from our boards of directors and secured the necessary permits to begin construction of the new lignin facility at our Fernandina Beach plant. The venture, LignoTech Florida (LTF), will serve the growing global demand for natural lignin-based products.
Lignin, a natural component of wood, is a co-product of our sulphite cellulose specialties manufacturing process and is currently used for energy at our Fernandina plant. LTF will process the lignin into higher-value products that provide environmentally-friendly alternatives to fossil fuel based products used globally in construction, agriculture and other industrial applications. LTF will allow us to lower our overall cost position at our Fernandina Beach plant while providing an opportunity to generate revenue in new and attractive growth markets.
We will own 45 percent and Borregaard will own 55 percent. Borregaard will provide its market leading technical knowledge and global sales distribution network, while we will supply raw materials, site services and other support.
The LTF plant is expected to be completed in two phases over five years and require an aggregate capital investment of approximately $135 million to yield an annual capacity of 150,000 metric tons. In addition to contributions from the LTF partners, we expect to fund a portion of the total investment through financing at the project level. Construction for the project began in December 2016. LTF operations are slated to begin mid-2018.
Preferred Stock Offering
On August 4, 2016, we completed a registered public offering of 1,725,000 shares of 8.00% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”), at a public offering price of $100.00 per share. Net proceeds from the offering were approximately $167 million. We intend to use the funds generated from our Preferred Stock equity issuance to grow and diversify our business through our four pillars of strategic growth. See Note 10 — Stockholders' Equity (Deficit) for more information on our Preferred Stock.
Outlook
Cellulose specialties markets are mixed as demand for acetate products remains suppressed. Ethers and other cellulose specialties markets are improving, providing opportunities for volume growth. Overall, cellulose specialties markets continue to be impacted by foreign competitors benefiting from weak global currencies relative to the U. S. dollar. Given these market conditions, we have expanded our presence in non-acetate products, although at lower prices than acetate. We expect 2017 cellulose specialties prices to decline three to four percent reflecting a shift in our cellulose specialties mix as well as previously disclosed lower acetate prices. Cellulose specialties sales volumes are expected to be relatively flat compared to 2016. We expect $25 to $30 million of cost improvements to partially offset declines in revenue, resulting in forecasted net income of $41 to $48 million and EBITDA of $190 to $200 million. Cash flows from operations and adjusted free cash flows are expected to be $140 to $150 million and $80 to $90 million. We anticipate capital expenditures of approximately $60 million, including our investment in the LignoTech Florida project.
Reconciliation of Non-GAAP measures
For a reconciliation of EBITDA to net income, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance and Liquidity Indicators.
EBITDA guidance for 2017 of $190 to $200 million represents expected 2017 net income of $41 to $48 million excluding estimated income tax expense, interest expense, net, and depreciation and amortization of $27 to $30 million, $37 million and $85 million, respectively.

Adjusted Free Cash Flows Guidance for 2017 of $80 to $90 million represents expected 2017 operating cash flows of $140 to $150 million excluding capital expenditures of $60 million.

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
Property, Plant & Equipment
Depreciation expense is computed using the units-of-production method for our plant and equipment and the straight-line method on all other property, plant and equipment over the useful economic lives of the assets involved. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. On average, the units-of-production and straight-line methodologies accounted for approximately 94 percent and 6 percent of depreciation expense, respectively. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes. We depreciate our non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Management believes these depreciation methods are the most appropriate, versus other generally accepted accounting methods, as they most closely match revenues with expenses.
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
Environmental liabilities associated with disposed operations
At December 31, 2016, we had $153 million of accrued liabilities for environmental costs relating to disposed operations. Numerous cost assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and work-plans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. Quarterly, we review our environmental liabilities related to assessment activities and remediation costs and adjust them as necessary. Liabilities for financial assurance, monitoring and maintenance activities and other activities are assessed annually. A significant change in any of these estimates could have a material effect on the results of our operations. See Note 14 — Liabilities for Disposed Operations for additional information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
Certain employees participate in the Company’s defined benefit pension and postretirement health and life insurance plan. The defined benefit pension plan is closed to new participants. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although authoritative guidance on how to select most of these assumptions exists, we exercise some degree of judgment when selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
Our long-term return assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual annualized rate of return from 1994 (the date of Rayonier’s spin-off from ITT Corporation) through 2016. At the end of 2016, we reviewed this assumption for reasonableness and determined the 2016 long-term rate of return assumption should be 8.50 percent. Beginning in 2017, we will reduce the expected long-term rate of return on plan assets to 7.75 percent. In 2017, we will also change the method we use to determine the service and interest cost components of net periodic benefit cost. Historically, we have determined the cost using a single weighted-average discount rate derived from the yield curve. Under the new method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. We believe this change will provide a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations but generally results in lower pension expense in periods where the yield curve is upward sloping. We will account for this change prospectively as a change in accounting estimate.
In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high-quality (AA rated), long-term corporate bond rates into their calculations. The discount rate decreased from 4.03% at December 31, 2015 to 3.88% at December 31, 2016.
Our pension plans were underfunded by $139 million at December 31, 2016. The funded status is essentially flat as compared to 2015 as actual investment performance and higher voluntary contributions to the pension plan in the current year were offset by a decrease in the discount rate. We did not have any mandatory pension contributions in 2016, 2015 or 2014. In July of 2016, we made a $10 million voluntary contribution to the pension plan. No discretionary contributions to our qualified pension plan were made in 2015 or 2014. Future contribution requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and requirements under the Pension Protection Act. No contributions are expected to be made in 2017.
In 2017, we expect pension expense to be approximately the same as 2016. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. See Note 16 — Employee Benefit Plans for additional information.
The sensitivity of pension expense and projected benefit obligation related to our two qualified pension plans to changes in economic assumptions is highlighted below:

Impact on:
Change in Assumption (millions)	Annual Pension Expense	Projected Benefit Obligation
50 bp decrease in discount rate	+ 2.1	+ 27.3
50 bp increase in discount rate	- 1.9	- 24.6
50 bp decrease in long-term return on assets	+ 1.4
50 bp increase in long-term return on assets	- 1.4

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
Our income tax returns are subject to examination by U.S. federal and state taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 13 — Income Taxes for additional information.
New Accounting Standards
See Note 1 — Basis of Presentation and New Accounting Pronouncements for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2016	2015	2014
Net Sales
Cellulose specialties	$695	$767	$844
Commodity products and other	174	174	114
Total Net Sales	869	941	958

Cost of Sales	(687)	(739)	(734)
Gross Margin	182	202	224
Selling, general and administrative expenses	(38)	(48)	(40)
Other operating expense, net	(6)	(34)	(121)
Operating Income	138	120	63
Interest expense, net	(35)	(37)	(22)
Gain on debt extinguishment	9	—	—
Income Before Income Taxes	112	83	41
Income Tax Expense	(39)	(28)	(9)
Net Income	$73	$55	$32

Other Data
Average Sales Prices ($ per metric ton)
Cellulose specialties	$1,525	$1,641	$1,762
Commodity products	668	671	692
Sales Volumes (thousands of metric tons)
Cellulose specialties	456	467	479
Commodity products	249	247	148

Gross Margin %	20.9%	21.5%	23.4%
Operating Margin %	15.9%	12.8%	6.6%
Effective Tax Rate %	34.9%	33.3%	21.8%

Results of Operations, Year Ended December 31, 2016 versus December 31, 2015

	2015	Changes Attributable to:		2016
Sales (in millions)		Price	Volume/Mix
Cellulose specialties	$767	$(53)	$(19)	$695
Commodity products and other	174	(1)	1	174
Total sales	$941	$(54)	$(18)	$869
Total net sales were $72 million lower, or approximately 8 percent, in 2016, primarily due to a 7 percent decline in cellulose specialties prices which reflects the anticipated declines from the prior year. Additionally, cellulose specialties sales volumes decreased approximately 11 thousand tons, or 2 percent as a result of weak market conditions. This decrease was slightly less than expected due to the timing of revenue recognition in the fourth quarter of 2016.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
	2015	Price	Volume/ Sales Mix	Cost	SG&A and other	2016
Operating Income	$120	$(54)	$(14)	$46	$40	$138
Operating Margin %	12.8%	(5.3)%	(1.5)%	5.3%	4.6%	15.9%

(a)	Computed based on contribution margin.
In 2016, operating income and margin percentage increased $18 million and 3.1 percentage points versus prior year. Lower cellulose specialties prices and sales volumes were partially offset by lower costs driven by the Company’s cost improvements. Selling, general and administrative (“SG&A”) and other expenses decreased $40 million primarily as a result of the Jesup asset impairment recognized in the second quarter of 2015. Additionally, lower professional fees, stock compensation expense and pension expense in 2016 compared to 2015 contributed to the decrease in SG&A and other.
We incurred $35 million of interest expense in 2016 compared with $37 million of interest expense in 2015. The decrease in interest expense reflects the repurchase of Senior Notes in the first quarter of 2016, partially offset by higher LIBOR rates on floating rate debt. See Note 6 — Debt for additional information.
Our effective tax rate for 2016 was 34.9 percent, compared with 33.3 percent for 2015. The increase from the prior year period reflects the impact of the domestic manufacturing tax deduction being limited in the current year. The Company anticipates it will have no taxable income for 2016 as a result of higher tax depreciation and a tax accounting method change related to the deductibility of certain repair expenditures. As the manufacturing deduction is limited by taxable income, there is no benefit recognized in the current year. See Note 13 — Income Taxes for additional information.
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
For 2015, operating income and margin percentage increased $57 million and 6.2 percentage points versus prior year. Lower cellulose specialties prices and volumes were partially offset by higher commodity products sales volumes and lower costs as a result of the Company’s cost improvement initiatives and lower raw material and other input prices. Selling, general and administrative (“SG&A”) and other expenses decreased $78 million as the $28 million impairment charge related to the Jesup plant repositioning was more than offset by lower environmental liability adjustments of $81 million, lower impairment charges for disposed operations of $7 million and lower one-time separation and legal costs of $26 million. SG&A and other expenses for 2015 were also negatively impacted by increased costs of being an independent public company. See Note 12 — Other Operating Expense, Net for additional information about the 2014 environmental liability adjustments and impairment charges.
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
The 2015 effective tax rate was below the federal rate of 35 percent, primarily due to the benefit of the domestic manufacturing tax deduction and state tax credits, partially offset by an adjustment to the state deferred tax rate. See Note 13 — Income Taxes for additional information.

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
The debt agreements contain various customary covenants. At December 31, 2016, we were in compliance with all covenants. Our debt’s non-guarantors had no assets, revenues, covenant EBITDA or liabilities. See Note 6 — Debt for additional information.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	As of December 31,
	2016	2015	2014
Cash and cash equivalents (a)	$326	$101	$66
Availability under the Revolving Credit Facility (b)	229	236	222
Total debt (c)	783	858	934
Stockholders’ (deficit) equity	212	(17)	(62)
Total capitalization (total debt plus equity)	995	841	872
Debt to capital ratio	79%	102%	107%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)
Availability under the revolving credit facility is reduced by standby letters of credit of approximately $21 million, $14 million and $28 million at December 31, 2016, 2015 and 2014, respectively. See Note 18 — Guarantees for additional information.

(c)	See Note 6 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31:

Cash Provided by (Used for):	2016	2015	2014
Operating activities	$232	$202	$188
Investing activities	(87)	(77)	(90)
Financing activities	80	(89)	(31)
Cash Provided by Operating Activities
Cash provided by operating activities in 2016 increased $30 million as lower cellulose specialties sales prices and volumes were offset by the impact of our Cost Transformation and improvements in working capital driven primarily by lower receivables and inventory balances. Current year working capital improvements were partially offset by a $10 million dollar voluntary contribution to the Company’s pension plan.
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
Cash Used for Investing Activities
Cash used for investing activities in 2016 increased $10 million primarily due to the timing of capital asset purchases. Cash used for investing activities in 2015 decreased $13 million primarily due to the purchase of timber deeds in 2014.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities in 2016 increased $169 million primarily due to the issuance of the Preferred Stock partially offset by Preferred Stock dividend payments and higher debt repayments in 2016 including the Company’s first quarter 2016 repurchase of senior notes.
Cash used for financing activities in 2015 increased $58 million due to the higher repayments of debt, net of the issuance of debt, debt issuance costs and net payments to Rayonier and higher dividend payments. See Note 1 — Basis of Presentation and New Accounting Pronouncements, Note 6 — Debt and Note 10 — Stockholders' Equity (Deficit) for additional information.

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, pro forma EBITDA and adjusted free cash flows. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA and pro forma EBITDA as performance measures and adjusted free cash flows as a liquidity measure. See “Note about Non-GAAP Financial Measures” on page one for limitations associated with non-GAAP measures.
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. Pro forma EBITDA is defined by the Company as EBITDA before non-cash impairment, one-time separation and legal costs, insurance recovery, environmental liability adjustments and gain on debt extinguishment. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Net Income to EBITDA and pro forma EBITDA for the five years ended December 31 (in millions of dollars):

Net Income to EBITDA Reconciliation	2016	2015	2014	2013	2012
Net Income	$73	$55	$32	$220	$242
Depreciation and amortization	88	89	86	74	61
Interest expense, net	35	37	22	—	(1)
Income tax expense	39	28	9	69	100
EBITDA	235	209	149	363	402
Non-cash impairment charge	—	28	—	—	—
One-time separation and legal costs	—	2	26	6	—
Insurance recovery	—	(1)	(3)	—	—
Environmental reserve adjustments	—	—	95	—	—
Gain on debt extinguishment	(9)	—	—	—	—
Pro Forma EBITDA	226	238	267	369	402
EBITDA for 2016 increased compared to the corresponding 2015 period as lower cellulose specialty sales prices and volumes were more than offset by lower non-cash charges and lower production and SG&A costs driven by the Cost Transformation.
Pro forma EBITDA for the current year decreased from 2015 due to lower cellulose specialties sales prices and volumes partially offset by cost improvements from the Company’s Cost Transformation.
Adjusted free cash flows is defined as cash provided by operating activities adjusted for capital expenditures excluding strategic capital expenditures and subsequent tax benefits to exchange the Alternative Fuel Mixture Credit (“AFMC”) for the Cellulosic Biofuel Producer Credit (“CBPC”). Adjusted free cash flows, as defined by the Company, is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic capital expenditures and acquisitions and repurchase of the Company’s common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.

Below is a reconciliation of cash flows from operations to adjusted free cash flows for the five years ended December 31 (in millions of dollars):

Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	2016	2015	2014	2013	2012
Cash flows from operations	$232	$202	$188	$258	$305
Capital expenditures (a)	(85)	(78)	(75)	(96)	(105)
Tax benefit due to exchange of AFMC for CBPC	—	—	—	(19)	(12)
Adjusted Free Cash Flows	$147	$124	$113	$143	$188

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic capital for the year ended December 31, 2016 was $4 million for LignoTech Florida. There was no strategic capital for the year ended December 31, 2015. Strategic capital totaled $13 million for the purchase of timber deeds and $2 million for the purchase of land for the year ended December 31, 2014. Strategic capital totaled $141 million and $201 million for the Cellulose Specialties Expansion project for the years ended December 31, 2013 and 2012, respectively.

Adjusted free cash flows increased over the prior year as lower cellulose specialties sales prices and volumes were offset by the impact of our Cost Transformation and improvements in working capital driven primarily by lower receivables and inventory balances.

Off Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain self-insurance programs we maintain and guarantees for the completion of our remediation of environmental liabilities. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 18 — Guarantees for further discussion.

Contractual Financial Obligations
See Note 18 — Guarantees for details on the letters of credit and surety bonds as of December 31, 2016.
The following table aggregates our contractual financial obligations as of December 31, 2016 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2017	2018-2019	2020-2021	Thereafter
Long-term debt, including current maturities	$788	$10	$29	$243	$506
Interest payments on long-term debt and capital lease obligations (a)	238	35	70	65	68
Purchase obligations (b)	100	25	15	10	50
Purchase orders (c)	1	1	—	—	—
Postretirement obligations	15	1	3	3	8
Capital lease obligations	4	—	1	1	2
Operating leases — PP&E, offices (d)	5	2	2	1	—
Total contractual cash obligations	$1,151	$74	$120	$323	$634

(a)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2016. See Note 6 — Debt for additional information.

(b)	Purchase obligations primarily consist of payments expected to be made on natural gas, steam energy and wood chips purchase contracts.

(c)	Purchase orders represent non-cancellable purchase agreements entered into in the normal course of business with various suppliers that specify a fixed or minimum quantity that we must purchase.

(d)	Operating leases primarily consist of the office lease for our corporate headquarters and machinery and equipment.

Environmental Regulation
We are subject to stringent environmental laws and regulations concerning air emissions, wastewater discharges, waste handling and disposal, and assessment and remediation of environmental contamination, which impact both our current ongoing operations and 17 former operating facilities or third party-owned sites classified as disposed operations. These include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws and regulations, as well as requirements relating to ancillary matters such as financial assurance of the Company’s legal obligations for facility closure and post-closure care. Management closely monitors our environmental responsibilities and believes we are in compliance with current material requirements. In addition to ongoing compliance with laws and regulations, our facilities operate in accordance with various permits, which are issued by state and federal environmental agencies. Many of these permits impose operating conditions on us which require significant expenditures to ensure compliance. Upon renewal and renegotiation of these permits, the issuing agencies often seek to impose new or additional conditions in response to new environmental laws and regulations, or more stringent interpretations of existing laws and regulations. In addition, under many federal environmental laws, private citizens and organizations, such as environmental advocacy groups, have the right to legally challenge permitting and other decisions made by regulatory agencies.
Our operations are subject to constantly changing environmental requirements, and interpretations of existing requirements, which are often impacted by new policy initiatives, new and amended legislation and regulation, negotiations involving state and federal governmental agencies and various other stakeholders, as well as, at times, litigation. For additional information, see Item 1A - Risk Factors for a discussion of the potential impact of environmental risks on our business, and Item 3 - Legal Proceedings, for a discussion of any environmental-related litigation.
Ongoing Operations
During 2016, 2015 and 2014, we spent the following for capital projects related to environmental compliance for ongoing operations:

(in millions)	2016	2015	2014
Boiler MACT (a)	$10	$18	$17
Jesup plant consent order (b)	—	—	1
Other (c)	—	—	2
Total	$10	$18	$20

(a)
Represents spending required as a result of a regulation originally promulgated in 2012 (and later re-promulgated after litigation), which imposes more stringent emissions limits on certain air pollutants from industrial boilers. This project was completed in 2016.

(b)	Represents spending related to a 2008 Jesup plant consent order, as later amended, in which we agreed to implement certain capital improvements relating to the plant’s wastewater treatment.

(c)
Includes spending for improvements to our manufacturing process and pollution control systems to comply with the requirements of new or renewed air emission and waste water discharge permits, and other required improvements for our plants.

The Company’s future spending requirements in the area of environmental compliance could change significantly based on the passage of new environmental laws and regulations.

Disposed Operations
For information and details relating to our disposed operations and estimated liabilities relating thereto, see Item 1A — Risk Factors and Note 14 — Liabilities for Disposed Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At December 31, 2016, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that expire between 2017 and 2019. The pricing provisions of these contracts are typically set in the fourth quarter in the year prior to the shipment.
As of December 31, 2016, we had $271 million of long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2016 was $475 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2016 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $28 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At December 31, 2016, we had no fuel oil or natural gas forward contracts outstanding.

Item 8.	Financial Statements and Supplementary Data
See Index to Financial Statements on page ii.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously disclosed in the Company's Current Report on Form 8-K filed on March 14, 2016, our Audit Committee approved the engagement of Grant Thornton LLP as our independent registered public accounting firm effective March 12, 2016. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2016.
Internal Control over Financial Reporting
With regard to our internal control over financial reporting as defined in paragraph (f) of Rule 13a-15(f), see Management’s Report on Internal Control over Financial Reporting on page F-1, followed by the Reports of Independent Registered Public Accounting Firm on pages F-2 and F-4, included in Item 8 — Financial Statements and Supplementary Data of this annual report on Form 10-K.
In the quarter ended December 31, 2016, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonieram.com as soon as it is filed with the SEC.

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

(b)    Exhibits:
See Item 15 (a)(3).
(c) Financial Statement Schedules:
See Item 15 (a)(2).

Item 16.	Form 10-K Summary
None.

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
Rayonier Advanced Materials Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. The report on the Company’s internal control over financial reporting as of December 31, 2016, is on page F-3.

RAYONIER ADVANCED MATERIALS INC.

By:	/s/ PAUL G. BOYNTON
Paul G. Boynton Chairman, President and Chief Executive Officer
February 24, 2017

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rayonier Advanced Materials Inc.
We have audited the accompanying consolidated balance sheets of Rayonier Advanced Materials Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income and comprehensive income, and cash flows for the year ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Advanced Materials Inc. and subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Jacksonville, Florida
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rayonier Advanced Materials Inc.
We have audited the internal control over financial reporting of Rayonier Advanced Materials Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Jacksonville, Florida
February 24, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rayonier Advanced Materials Inc.
We have audited the accompanying consolidated balance sheet of Rayonier Advanced Materials Inc. (“the Company”) as of December 31, 2015, and the related consolidated statements of income and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
February 26, 2016

Rayonier Advanced Materials Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31,
(Dollars in thousands, except per share amounts)

	2016	2015	2014
Net Sales	$868,731	$941,384	$957,689
Cost of Sales	(687,458)	(738,930)	(733,942)
Gross Margin	181,273	202,454	223,747

Selling, general and administrative expenses	(37,942)	(47,662)	(39,969)
Other operating expense, net (Note 12)	(5,684)	(35,269)	(120,823)
Operating Income	137,647	119,523	62,955
Interest expense	(34,627)	(36,869)	(22,378)
Interest and miscellaneous income (expense), net	737	210	(106)
Gain on debt extinguishment	8,844	—	—
Income Before Income Taxes	112,601	82,864	40,471
Income tax expense (Note 13)	(39,315)	(27,607)	(8,816)
Net Income	$73,286	$55,257	$31,655

Earnings Per Share of Common Stock (Note 11)
Basic earnings per share	$1.61	$1.31	$0.75
Diluted earnings per share	$1.55	$1.30	$0.75

Dividends Declared Per Share	$0.28	$0.28	$0.14

Comprehensive Income:
Net Income	$73,286	$55,257	$31,655
Other Comprehensive Income (Loss) (Note 8)
Net loss from pension and postretirement plans, net of income tax benefit of $254, $3,313 and $15,944	(460)	(6,176)	(28,326)
Total other comprehensive loss	(460)	(6,176)	(28,326)
Comprehensive Income	$72,826	$49,081	$3,329

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
As of December 31,
(Dollars in thousands)

	2016	2015
Assets
Current Assets
Cash and cash equivalents	$326,655	$101,303
Accounts receivable, less allowance for doubtful accounts of $151 and $151	37,626	68,892
Inventory (Note 4)	118,368	125,409
Prepaid and other current assets	36,859	32,149
Total current assets	519,508	327,753
Property, Plant and Equipment, Net (Note 5)	801,039	803,838
Deferred Tax Assets (Note 13)	51,246	97,420
Other Assets	50,146	49,601
Total Assets	$1,421,939	$1,278,612
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$36,379	$44,992
Accrued customer incentives and prepayments	34,541	34,685
Accrued payroll and benefits	21,902	20,743
Current maturities of long-term debt (Note 6)	9,593	7,938
Other current liabilities	10,783	11,052
Current liabilities for disposed operations (Note 14)	13,781	12,034
Total current liabilities	126,979	131,444
Long-Term Debt (Note 6)	773,689	850,116
Non-Current Liabilities for Disposed Operations (Note 14)	139,129	145,350
Pension and Other Postretirement Benefits (Note 16)	161,729	162,084
Other Non-Current Liabilities	8,664	6,757
Commitments and Contingencies
Stockholders’ Equity (Deficit) (Note 10)
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 and 0 issued and outstanding as of December 31, 2016 and 2015, respectively, aggregate liquidation preference $172,500	17	—
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,261,905 and 42,872,435 issued and outstanding, as of December 31, 2016 and 2015, respectively	433	429
Additional paid-in capital	242,402	70,213
Retained earnings	78,977	21,839
Accumulated other comprehensive loss (Note 8)	(110,080)	(109,620)
Total Stockholders’ Equity (Deficit)	211,749	(17,139)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,421,939	$1,278,612

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(Dollars in thousands)

	2016	2015	2014
Operating Activities
Net income	$73,286	$55,257	$31,655
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,274	89,189	85,607
Stock-based incentive compensation expense	7,217	9,992	8,738
Amortization of capitalized debt costs and debt discount	1,919	2,116	1,007
Deferred income taxes	45,199	(9,757)	(33,672)
Increase in liabilities for disposed operations	5,298	6,930	88,548
Impairment charges	—	28,462	7,184
Gain on debt extinguishment	(8,844)	—	—
Amortization of losses and prior service costs from pension and postretirement plans	12,203	14,702	9,113
Loss from sale/disposal of property, plant and equipment	2,422	1,364	2,123
Other	(3,429)	398	(177)
Changes in operating assets and liabilities:
Receivables	31,266	696	1,710
Inventories	7,041	14,800	(11,503)
Accounts payable	(2,048)	(19,789)	(4,365)
Accrued liabilities	167	15,466	12,877
Contributions to pension and other postretirement benefit plans	(13,135)	(3,116)	(1,446)
All other operating activities	(4,839)	1,223	(3,988)
Expenditures for disposed operations	(9,772)	(6,275)	(5,659)
Cash Provided by Operating Activities	232,225	201,658	187,752
Investing Activities
Capital expenditures	(88,703)	(77,424)	(74,791)
Purchase of timber deeds	—	—	(12,692)
Other	2,143	—	(2,978)
Cash Used for Investing Activities	(86,560)	(77,424)	(90,461)
Financing Activities
Issuance of mandatory convertible preferred stock	166,609	—	—
Issuance of debt	—	—	1,025,000
Repayment of debt	(71,031)	(77,100)	(79,200)
Dividends paid on common stock	(11,840)	(11,816)	(5,926)
Dividends paid on preferred stock	(3,641)	—	—
Debt issuance costs	—	—	(15,432)
Other	(410)	8	823
Net payments to Rayonier	—	—	(956,579)
Cash Provided by (Used for) Financing Activities	79,687	(88,908)	(31,314)
Cash and Cash Equivalents
Change in cash and cash equivalents	225,352	35,326	65,977
Balance, beginning of year	101,303	65,977	—
Balance, end of year	$326,655	$101,303	$65,977
Supplemental Disclosures of Cash Flows Information
Cash paid (received) during the period:
Interest	$35,160	$38,189	$19,567
Income taxes	$(4,727)	$31,667	$34,588
Non-cash investing and financing activities:
Capital assets purchased on account	$10,155	$16,720	$16,637
Capital lease obligation	$3,697	$—	$—
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
On June 27, 2014, Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials” or the “Company”) separated (the “Separation”) from its former parent, Rayonier Inc. (“Rayonier”) through the distribution to its stockholders of 42,176,565 shares of common stock (the “Distribution”). The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the year ended December 31, 2014 consist of the consolidated results of Rayonier Advanced Materials for the six months ended December 31, 2014 and the combined results of Rayonier’s performance fibers business for the six months ended June 27, 2014. The Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015 consist of the consolidated balances of Rayonier Advanced Materials.
The statements of income for periods prior to the Separation include allocations of certain costs from Rayonier related to the operations of the Company. These corporate administrative costs were charged to the Company based on employee headcount and payroll costs. The combined statements of income, for periods prior to the Separation, also include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments. These allocations were based on revenues and specific identification of time and/or activities associated with the Company. Management believes the methodologies employed for the allocation of costs were reasonable in relation to the historical reporting of Rayonier, but may not necessarily be indicative of costs had the Company operated on a stand-alone basis during the periods prior to the Separation, nor what the costs may be in the future.
The Company’s Consolidated Statements of Income, Comprehensive Income and Cash Flows for the year ended December 31, 2016 and 2015, consist entirely of the consolidated results of Rayonier Advanced Materials.
Nature of Business Operations
The Company is a leading manufacturer of high-value cellulose specialties products and commodity products with production facilities in Jesup, Georgia and Fernandina Beach, Florida. These products are sold throughout the world to companies for use in various industrial applications and to produce a wide variety of products, including cigarette filters, foods, pharmaceuticals, textiles and electronics.
The Company’s primary products consist of the following:
Cellulose specialties
Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as cigarette filters, liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. Cellulose specialties are primarily used in dissolving chemical applications that require a highly purified form of cellulose. The Company concentrates on producing the purest, most technologically-demanding forms of cellulose specialties products, such as cellulose acetate and high-purity cellulose ethers, and is a leading supplier of these products. A majority of the Company’s cellulose specialties products are under long-term volume contracts that expire between 2017 and 2019. Pricing under these contracts is typically set in the fourth quarter in the year prior to the shipment.
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
Principles of Consolidation
The consolidated financial statements include Rayonier Advanced Materials, as well as the Company’s wholly owned

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

subsidiaries. All intercompany balances and transactions are eliminated.
Reclassifications
Certain 2015 and 2014 amounts have been reclassified to conform with the current year presentation.
Fiscal Year
The Company’s fiscal year end is the last day of the calendar year. For interim reporting periods, the Company uses the last Saturday of the fiscal quarter.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in estimating, and therefore, actual results could differ from those estimates.
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
Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. Production related plant and equipment are depreciated using the units-of-production method. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. Production related assets under capital leases are depreciated using the straight-line method over the related lease term. The Company depreciates its non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Depreciation expense reflected in cost of sales in the Consolidated Statements of Income was $84.8 million, $87.5 million and $84.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value exceeds the fair value of the assets, which is based on a discounted cash flows model. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company performs scheduled inspections, repairs and maintenance of plant machinery and equipment at the Company’s manufacturing plants during a full plant shutdown. The Company’s Jesup, Georgia plant has an annual shutdown while the Company’s Fernandina Beach, Florida plant is on an 18-month shutdown cycle. Costs associated with these planned outage periods are referred to as shutdown costs. Shutdown costs are costs incurred to ensure the long-term reliability and safety of operations.
Shut down costs are accounted for using the deferral method, under which expenditures related to shutdown are capitalized in other assets when incurred and amortized to production costs on a straight-line basis over the period benefited, or the period of time until the next scheduled shut down.
Shut down costs are classified as working capital in operating activities in the consolidated statements of cash flows. As of December 31, 2016 and 2015 the Company had $15.8 million and $11.8 million in shut down costs capitalized in other current assets and $1.1 million and $0 in shut down costs capitalized in other assets, respectively.
Capitalized Interest
Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. The interest costs are added to the cost of the underlying basis of the property, plant and equipment and amortized over the useful life of the assets. During 2016, 2015 and 2014, interest capitalized to property, plant and equipment was $0.8 million, $1.3 million and $0.1 million, respectively.
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.
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
Environmental Costs
The Company has established liabilities to assess, remediate, maintain and monitor sites related to disposed operations from which no current or future benefit is discernible. These obligations are established based on projected spending over the next 20 years and require significant estimates to determine the proper amount at any point in time. The projected period, from 2017 through 2036, reflects the time during which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

accounted for on an undiscounted basis and are reflected in current and non-current “Liabilities for disposed operations” in the Consolidated Balance Sheets.
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
Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Income. At December 31, 2016 and 2015, the pension plans were in a net liability position. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and other postretirement benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income in the year in which the changes occur. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Stockholders’ equity (deficit) (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, the Company will amortize them over the average future service period of employees.
Income Taxes
For the period prior to the Separation, the Company was a subsidiary of Rayonier and, for purposes of U.S. federal and state income taxes, was not directly subject to income taxes but was included in the income tax return of Rayonier. In the accompanying Consolidated Financial Statements for period prior to the Separation, the Company’s provision for income taxes has been determined on a separate return basis.
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
Recently Adopted Accounting Pronouncements
In May 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The update exempts investments measured using the net asset value (NAV) practical expedient in ASC 820, Fair Value Measurement, from categorization within the fair value hierarchy. It became effective for fiscal years beginning after December 15, 2015. The Company adopted as of January 1, 2016 and retrospectively applied the guidance. The adoption did not have a material impact on the Company’s financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. It became effective for fiscal years beginning after December 15, 2015. The Company adopted as of March 26, 2016. The effect of this accounting change on prior periods was a reclassification of debt issuance costs as of December 31, 2015 of $9.6 million and $0.3 million to “Long-term debt” from “Other assets” and “Prepaid and other current assets,” respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

New Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The update simplifies several areas of accounting for share based payments. The guidance also includes the acceptable or required transition methods for each of the various amendments included in the new standard. It is effective for fiscal years beginning after December 15, 2016. The Company expects to record approximately $2.2 million in tax expense during the first quarter of 2018 as a result of the adoption of ASU 2016-09.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update requires inventory to be measured at the lower of cost and net realizable value. It is effective for fiscal years beginning after December 15, 2016. The update is not expected to have a material impact on the Company’s financial statements as current inventory valuation practices already approximate the lower of cost or net realizable value.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended and/or clarified by ASU Nos. 2016-08, 2016-10, 2016-12, and 2016-20, a comprehensive new revenue recognition standard. This standard will supersede virtually all current revenue recognition guidance. The core principle is that a company will recognize revenue when it transfers goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The new revenue standard (and subsequent amendments) will be effective for the Company’s first quarter 2018 Form 10-Q filing.
In preparation for the 2018 adoption date, management is in the process of evaluating the standard’s overall impact on the Company’s revenue recognition process and the resulting adoption impact. Under ASC 606, revenue is recognized as control is transferred to the customer either at a point in time or over time. The assessment of whether control transfers over time or at a point in time is critical to determining when to recognize revenue.
Management is evaluating whether its contracts satisfy the criteria for revenue recognition over time for customized goods. If the Company determines the over time criteria is satisfied, revenue recognition will be accelerated for cellulose specialties and commodity products contracts. If management determines the over time criteria for revenue recognition is not met, the Company will recognize revenue at a point in time. If a point in time revenue recognition determination is made, the Company expects revenue recognition to remain substantially consistent with current practice.
The Company expects to adopt the standard on a modified retrospective basis and is currently in the process of assessing changes required to its business processes, systems and controls to support revenue recognition and related financial statement disclosures under the new standard.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through February 24, 2017, the date these financial statements were available to be issued. Two subsequent events warranting disclosure were identified.
On January 17, 2017, our board of directors declared a first quarter 2017 cash dividend of $2.00 per share of our mandatory convertible preferred stock. The dividend was paid on February 15, 2017 to mandatory convertible preferred stockholders of record as of February 1, 2017.
On February 24, 2017, the Company declared a first quarter 2017 cash dividend of $0.07 per share of common stock. The dividend is payable on March 31, 2017 to stockholders of record on March 17, 2017.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

2.    Related Party Transactions
As discussed in Note 1 — Basis of Presentation and New Accounting Pronouncements, for periods prior to the Separation, the Consolidated Statements of Income include expense allocations for certain corporate functions historically performed by Rayonier and not allocated to its operating segments, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, human resources and information technology. Net charges from Rayonier for these services, reflected in selling, general and administrative expenses in the Consolidated Statements of Income was $8.0 million for the year ended December 31, 2014. There were no comparable charges for the years ended December 31, 2016 and 2015.
For periods prior to the Separation, the Consolidated Statements of Income also include allocations of certain costs from Rayonier related to the operations of the Company including: medical costs for active salaried and retired employees, workers’ compensation, general liability and property insurance, salaried payroll costs, equity based compensation and a pro-rata share of direct corporate administration expense for accounting, human resource services and information system maintenance. Net charges from Rayonier for these costs, reflected in the Consolidated Statements of Income was $27.3 million for the year ended December 31, 2014. There were no comparable charges for the years ended December 31, 2016 and 2015.

3.    Segment and Geographical Information
The Company operates as a single segment business with two major product lines: cellulose specialties and commodity products. All sales originate from production facilities in the United States, including the Jesup, Georgia plant, the Fernandina Beach, Florida plant and the five chip facilities. Almost all of the Company’s assets are located in the United States. Assets related to its three foreign representative offices, located in London, Tokyo and Shanghai, are not significant.
Sales by the two major product lines was comprised of the following for the three years ended December 31:

	Sales by Product Line
	2016	2015	2014
Cellulose specialties	$694,603	$766,940	$843,473
Commodity products and other	174,128	174,444	114,216
Total sales	$868,731	$941,384	$957,689
Geographical distribution of the Company’s sales was comprised of the following for the three years ended December 31:

	Sales by Destination (a)
	2016	%	2015	%	2014	%
United States	$348,570	40	$398,739	42	$422,648	44
China	250,044	29	256,979	27	255,954	27
Japan	136,817	16	132,480	14	138,961	14
Europe	88,191	10	91,847	10	93,957	10
Latin America	9,876	1	8,176	1	5,510	1
Other Asia	27,280	3	25,373	3	33,250	3
All other	7,953	1	27,790	3	7,409	1
Total sales	$868,731	100	$941,384	100	$957,689	100

(a)	All sales to foreign countries are denominated in U.S. dollars.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company had sales to three significant customers which represented over 10 percent of total sales for the three years ended December 31:

	Percentage of Sales
	2016	2015	2014
Eastman Chemical Company	25%	28%	31%
Nantong Cellulose Fibers, Co., Ltd.	17%	18%	18%
Daicel Corporation	14%	13%	15%

4.    Inventory
As of December 31, 2016 and 2015, the Company’s inventory included the following:

	2016	2015
Finished goods	$94,858	$103,866
Work-in-progress	3,422	2,344
Raw materials	17,183	16,593
Manufacturing and maintenance supplies	2,905	2,606
Total inventory	$118,368	$125,409

5.    Property, Plant and Equipment
As of December 31, 2016 and 2015, the Company’s property, plant and equipment included the following:

	2016	2015
Land and land improvements	$15,502	$15,426
Buildings	183,374	181,707
Machinery and equipment	1,843,057	1,764,477
Construction in progress	14,439	65,197
Total property, plant and equipment, gross	2,056,372	2,026,807
Accumulated depreciation	(1,255,333)	(1,222,969)
Total property, plant and equipment, net	$801,039	$803,838

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

6.    Debt
As of December 31, 2016 and 2015, the Company’s debt consisted of the following:

	2016	2015
Revolving Credit Facility of $250 million, $229 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at December 31, 2016	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.5%, interest rate of 2.26% at December 31, 2016	30,450	55,950
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 1.84% at December 31, 2016	251,300	262,750
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	550,000
Capital Lease obligation	3,676	—
Total principal payments due	791,838	868,700
Less: original issue discount and debt issuance costs	(8,556)	(10,646)
Total debt	783,282	858,054
Less: Current maturities of long-term debt	(9,593)	(7,938)
Long-term debt	$773,689	$850,116
During the first quarter of 2016, the Company repurchased in the open market $43.6 million of its Senior Notes due 2024 and retired them for $34.1 million plus accrued and unpaid interest. In connection with the retirement of these Senior Notes, the Company recorded a gain in other income of approximately $8.8 million, which includes the write-off of $0.7 million of unamortized debt issuance costs in the first quarter of 2016. During the year ended December 31, 2016, the Company also made $25.5 million and $11.5 million in principal debt repayments on the Term A-1 and Term A-2 Loan Facilities, respectively.
Debt and capital lease payments due during the next five years and thereafter are as follows:

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
2017	$515	$249	$266	$9,775
2018	515	230	285	11,150
2019	515	209	306	18,225
2020	515	187	328	2,900
2021	515	163	352	239,700
Thereafter	2,533	394	2,139	506,412
Total payments	$5,108	$1,432	$3,676	$788,162
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
On or after June 1, 2019, the Company may redeem the Senior Notes, in whole or in part, at the redemption prices specified in the indenture governing the Senior Notes plus accrued and unpaid interest to, but excluding, the redemption date. Prior to June 1, 2017, the Company may redeem up to 40 percent percent of the Senior Notes using proceeds from certain equity offerings in accordance with the terms of the indenture. Prior to June 1, 2019, the Company may redeem some or all of the Senior Notes at

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, to, but excluding, the redemption date, plus a “make-whole” premium.
The indenture governing the Senior Notes contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Senior Notes, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2016, the Company was in compliance with all covenants.
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
The Revolving Credit Facility matures in June 2019. As of December 31, 2016, the Company had no outstanding balance on the Revolving Credit Facility. At December 31, 2016, the Company had $229 million of available borrowings under the Revolving Credit Facility, net of $21 million to secure its outstanding letters of credit.
The Credit Facilities contain a number of covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Credit Facilities, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Under the Credit Facilities, the Company will be required to maintain a consolidated first lien secured net leverage ratio of no greater than 3.00 to 1.00 and an interest coverage ratio of no less than 3.00 to 1.00. Additionally, the Credit Facilities contain customary affirmative covenants for credit facilities of this kind and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2016, the Company was in compliance with all covenants.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

7.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at December 31, 2016 and 2015, using market information and what management believes to be appropriate valuation methodologies:

	December 31, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$326,655	$326,655	$—	$101,303	$101,303	$—
Current maturities of long-term debt	(9,327)	—	(9,775)	(7,938)	—	(8,400)
Fixed-rate long-term debt	(499,444)	—	(474,761)	(541,423)	—	(435,171)
Variable-rate long-term debt	(270,836)	—	(271,975)	(308,693)	—	(310,300)
(a) Table excludes the Company’s capital lease obligation.
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

8.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss (“AOCI”) was comprised of the following for the three years ended December 31:

Unrecognized components of employee benefit plans, net of tax	2016	2015	2014
Balance, beginning of period	$(109,620)	$(103,444)	$(39,699)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	11,581	14,110	8,217
Amortization of prior service costs	775	767	1,177
Amortization of negative plan amendment	(153)	(175)	(281)
Total reclassifications, before tax	12,203	14,702	9,113
Other loss before reclassifications	(12,917)	(24,191)	(53,383)
Other comprehensive loss, before tax	(714)	(9,489)	(44,270)
Tax benefit	254	3,313	15,944
Net other comprehensive loss	(460)	(6,176)	(28,326)
Net transfer from Rayonier (b)	—	—	(35,419)
Balance, end of period	$(110,080)	$(109,620)	$(103,444)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 16 — Employee Benefit Plans for additional information.

(b)
Prior to the Separation, certain of the Company’s employees participated in employee benefit plans sponsored by Rayonier. The Company did not record an asset, liability or accumulated other comprehensive loss to recognize the funded status of the Rayonier plans on the Consolidated Balance Sheet until the Separation. See Note 10 — Stockholders' Equity (Deficit) for additional information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.    LignoTech Florida
In December 2016, the Company announced the fulfillment of all conditions precedent related to the LignoTech Florida (“LTF”) venture with Borregaard ASA (“Borregaard”) to manufacture, market and sell lignin-based products from the Company’s Fernandina Beach facility. The Company owns 45 percent of LTF and Borregaard owns 55 percent. The Company will account for its investment in LTF as an equity method investment. As of December 31, 2016, there was no impact on the Company’s financial statements from its LTF investment. The LTF plant is expected to be completed in two phases over five years and require an aggregate capital investment of approximately $135 million to yield an annual capacity of 150,000 metric tons. Construction for the project began in December 2016. LTF operations are expected to begin mid-2018.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

10.    Stockholders' Equity (Deficit)
An analysis of stockholders’ (deficit) equity for each of the three years ended December 31 is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Transfers (to) from Rayonier, net	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2013	—	$—	—	$—	$—	$1,415,894	$(407,894)	$(39,699)	$968,301
Net income	—	—	—	—	—	31,655	—	—	31,655
Net loss from pension and postretirement plans	—	—	—	—	—	—	—	(28,326)	(28,326)
Net transfers to Rayonier	—	—	—	—	—	—	(1,001,509)	(35,419)	(1,036,928)
Reclassification to additional paid-in capital at distribution date	—	—	—	—	53,696	(1,463,099)	1,409,403	—	—
Issuance of common stock at the Separation	42,176,565	422	—	—	(422)	—	—	—	—
Issuance of common stock under incentive stock plans	440,364	4	—	—	645	—	—	—	649
Stock-based compensation	—	—	—	—	4,695	—	—	—	4,695
Excess tax benefit on stock-based compensation	—	—	—	—	266	—	—	—	266
Repurchase of common stock	(610)	—	—	—	(92)	—	—	—	(92)
Adjustments to tax assets and liabilities associated with the Distribution	—	—	—	—	3,294	—	—	—	3,294
Common stock dividends ($0.14 per share)	—	—	—	—	—	(5,926)	—	—	(5,926)
Balance, December 31, 2014	42,616,319	$426	—	—	$62,082	$(21,476)	$—	$(103,444)	$(62,412)
Net income	—	—	—	—	—	55,257	—	—	55,257
Net loss from pension and postretirement plans	—	—	—	—	—	—	—	(6,176)	(6,176)
Reclassification to additional paid-in capital	—	—	—	—	864	—	—	—	864
Issuance of common stock under incentive stock plans	258,176	3	—	—	5	—	—	—	8
Stock-based compensation	—	—	—	—	9,832	—	—	—	9,832
Excess tax deficit on stock-based compensation	—	—	—	—	(2,558)	—	—	—	(2,558)
Repurchase of common stock	(2,060)	—	—	—	(12)	—	—	—	(12)
Common stock dividends ($0.28 per share)	—	—	—	—	—	(11,942)	—	—	(11,942)
Balance, December 31, 2015	42,872,435	$429	—	—	$70,213	$21,839	$—	$(109,620)	$(17,139)
Net income	—	—	—	—	—	73,286	—	—	73,286
Net loss from pension and postretirement plans	—	—	—	—	—	—	—	(460)	(460)
Issuance of preferred stock	—	—	1,725,000	17	166,592	—	—	—	166,609
Issuance of common stock under incentive stock plans	422,941	4	—	—	(4)	—	—	—	—
Stock-based compensation	—	—	—	—	7,217	—	—	—	7,217
Excess tax deficit on stock-based compensation	—	—	—	—	(1,228)	—	—	—	(1,228)
Repurchase of common stock	(33,471)	—	—	—	(388)	—	—	—	(388)
Common stock dividends ($0.28 per share)	—	—	—	—	—	(12,507)	—	—	(12,507)
Preferred stock dividends ($2.11 per share)	—	—	—	—	—	(3,641)	—	—	(3,641)
Balance, December 31, 2016	43,261,905	433	1,725,000	17	242,402	78,977	—	(110,080)	211,749

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
Net Parent Company Investment
The following provides a reconciliation of the amounts presented as “Net transfers to Rayonier” in the above table and the amounts presented as “Net payments to Rayonier” on the Consolidated Statements of Cash Flows for the year ended December 31, 2014. There were no net payments to/from Rayonier for the years ended December 31, 2016 and 2015.

2014
Allocation of costs from Rayonier (a)	$(35,279)
Cash receipts received by Rayonier on Company’s behalf	472,780
Cash disbursements made by Rayonier on Company’s behalf	(484,318)
Net distribution to Rayonier on Separation	(906,200)
Net liabilities from transfer of assets and liabilities with Rayonier (b)	(83,911)
Net transfers to Rayonier	(1,036,928)
Non-cash adjustments:
Stock-based compensation	(3,562)
Net liabilities from transfer of assets and liabilities with Rayonier (b)	83,911
Net payments to Rayonier per the Condensed Consolidated Statements of Cash Flows, prior to Separation	$(956,579)

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

(b)
As a result of the Separation, certain assets and liabilities were transferred to the Company that were not included in the historical financial statements for periods prior to the Separation. These non-cash capital contributions included:

•	$73.9 million of disposed operations liabilities (See Note 14 - Liabilities for Disposed Operations for additional information)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

•	$73.8 million of employee benefit plan liabilities (See Note 16 - Employee Benefit Plans for additional information)

•	$67.4 million of deferred tax assets (primarily associated with the liabilities above)

•	$3.6 million of other liabilities, net

11.    Earnings Per Share of Common Stock
In conjunction with the Separation, 42,176,565 shares of the Company’s common stock were distributed to Rayonier shareholders. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, the Company assumed this amount to be outstanding as of the beginning of each period prior to the Separation presented in the calculation of weighted-average shares. Prior to the Separation, there were no dilutive shares since the Company had no outstanding equity awards.
Basic earnings per share (“EPS”) is calculated by dividing net income available for common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares and Preferred Stock.
The following table provides details of the calculations of basic and diluted EPS for the three years ended December 31:

	2016	2015	2014
Net income	$73,286	$55,257	$31,655
Less: Preferred Stock dividends	(5,404)	—	—
Net income available for common stockholders	$67,882	$55,257	$31,655

Shares used for determining basic earnings per share of common stock	42,279,811	42,194,891	42,166,629
Dilutive effect of:
Stock options	—	—	47,073
Performance and restricted shares	422,962	27,968	25,980
Preferred Stock	4,443,048	—	—
Shares used for determining diluted earnings per share of common stock	47,145,821	42,222,859	42,239,682
Basic earnings per share (not in thousands)	$1.61	$1.31	$0.75
Diluted earnings per share (not in thousands)	$1.55	$1.30	$0.75
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	2016	2015	2014
Stock options	399,012	447,524	229,001
Restricted stock	24,072	220,348	6,282
Performance shares	66,327	3,379	—
Total	489,411	671,251	235,283

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

12.    Other Operating Expense, Net
Other operating expense, net was comprised of the following for the three years ended December 31:

	2016	2015	2014
Increase in environmental liabilities for disposed operations (a)	$(5,298)	$(6,930)	$(70,129)
One-time separation and legal costs	—	802	(25,680)
Increase to environmental liabilities for disposed operations resulting from separation from Rayonier (b)	—	—	(18,419)
Non-cash impairment charge (c)	—	(28,462)	(7,184)
Loss on sale or disposal of property, plant and equipment	(2,422)	(998)	(2,123)
Insurance settlement	897	1,000	2,881
Miscellaneous income (expense)	1,139	(681)	(169)
Total	$(5,684)	$(35,269)	$(120,823)

(a)
The increase in environmental liabilities for disposed operations in 2016, 2015 and 2014 of $5.3 million, $6.9 million and $70.1 million, respectively, reflects an increase to the estimates for the assessment, remediation and long-term monitoring and maintenance of the Company’s disposed operations sites over the next 20 years. See Note 14 — Liabilities for Disposed Operations for additional information.

(b)
The Company is subject to certain legal requirements relating to the provision of annual financial assurance regarding environmental remediation and post closure care at certain disposed sites. To comply with these requirements, the Company purchased surety bonds from an insurer, with the Company’s repayment obligations (if the bonds are drawn upon) secured by the issuance of a letter of credit by the Company’s revolving credit facility lender. As a result of the Separation and the Company’s obligations to procure financial assurance annually for the foreseeable future, the Company recorded a corresponding increase to liabilities for disposed operations. See Note 14 — Liabilities for Disposed Operations and Note 18 — Guarantees for additional information.

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

13.    Income Taxes
Provision for Income Taxes
The provision for income taxes for periods prior to the Separation has been computed as if the Company were a stand-alone company.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The provision for income taxes consisted of the following:

	2016	2015	2014
Current
Federal	$5,516	$(37,561)	$(42,183)
State and other	368	197	(305)
	5,884	(37,364)	(42,488)
Deferred
Federal	(44,488)	11,073	34,301
State and other	(711)	(1,316)	641
	(45,199)	9,757	34,942
Changes in valuation allowance	—	—	(1,270)
Total	$(39,315)	$(27,607)	$(8,816)
A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Domestic manufacturing production deduction (a)	—	(4.2)	(14.4)
Cellulosic Biofuel Producer Credit reserve reversal	—	—	(11.8)
State credits	(0.8)	(0.9)	(2.9)
Nondeductible executive compensation	0.6	1.2	2.4
Research credit adjustment	—	—	2.4
Adjustment to prior tax returns	—	—	2.7
Change in valuation allowance	—	—	3.1
Nondeductible transaction costs	—	—	4.0
Change in state rate	—	1.4	—
Other	0.1	0.8	1.3
Income tax rate as reported	34.9%	33.3%	21.8%

(a)
The impact of the manufacturing deduction on the effective tax rate was greater in 2014 due to expenses that reduced pre-tax income but were not currently deductible for income tax purposes. The Company anticipates it will have no taxable income for 2016 as a result of higher tax depreciation and a tax accounting method change related to the deductibility of certain repair expenditures. As the manufacturing deduction is limited by taxable income, there is no benefit recognized in the current year.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax liability for the two years ended December 31 were as follows:

	2016	2015
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$71,842	$70,180
State tax credit carryforwards (a)	17,967	16,498
Environmental liabilities	54,351	55,945
Capitalized costs	10,894	14,088
Federal net operating losses (a)	8,951	—
State net operating losses (a)	3,102	3,204
Total gross deferred tax assets	167,107	159,915
Less: Valuation allowance	(20,821)	(19,702)
Total deferred tax assets after valuation allowance	146,286	140,213
Gross deferred tax liabilities:
Accelerated depreciation (b)	(92,287)	(41,006)
Other	(2,753)	(1,787)
Total gross deferred tax liabilities	(95,040)	(42,793)
Net deferred tax asset	$51,246	$97,420

(a)	The following relates to tax credit carryforwards and net operating losses as of December 31, 2016:

	Gross Amount	Tax Effected	Valuation Allowance	Expiration
State tax credit carryforwards	$17,967	$17,967	$17,719	2018 - 2025
State net operating losses	81,861	3,102	3,102	2016 - 2033
Federal net operating losses	25,573	8,951	—	2036
(b) In 2016, the Company’s tax depreciation was higher than normal due to the timing of certain assets’ place-in-service dates and tax accounting method change for repair expenditures disclosed above.
Unrecognized Tax Benefits
In accordance with generally accepted accounting principles, the Company recognizes the impact of a tax position if a position is “more likely than not” to prevail. As of December 31, 2016, there were no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. During the years ended December 31, 2016, 2015 and 2014, the Company did not record any interest or penalties. A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31 is as follows:

	2016	2015	2014
Balance at January 1,	$—	$—	$4,767
Decreases related to prior year tax positions	—	—	(4,767)
Increases related to prior year tax positions	—	—	—
Balance at December 31,	$—	$—	$—

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

During 2014, the Company received a resolution from the Internal Revenue Service regarding Rayonier’s amended 2009 tax return. As a result, the Company reversed the $4.8 million uncertain tax liability recorded in 2013 related to an increased domestic production deduction on the Rayonier amended 2009 tax return due to the inclusion of the Cellulosic Biofuel Producer Credit income.
Tax Statutes
The following table provides detail of tax years that remain open to examination by significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2013 - 2016
State of Florida	2013 - 2016
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

14.    Liabilities for Disposed Operations
Under the terms of the Separation, the Company assumed certain environmental liabilities not included in the Company’s historical combined financial statements, which were previously managed by Rayonier. These environmental liabilities relate to previously disposed operations, which include Rayonier’s Port Angeles, Washington dissolving pulp mill that was closed in 1997 and other sites in Washington; Rayonier’s wholly owned subsidiary, Southern Wood Piedmont Company (“SWP”), which ceased operations other than environmental investigation and remediation activities in 1989; and other miscellaneous assets held for disposition. SWP owns or has liability for ten inactive former wood treating sites that are subject to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and/or other similar federal or state statutes relating to the investigation and remediation of environmentally-impacted sites.
The Company records accruals for environmental liabilities based on its current interpretation of environmental laws and regulations when it is probable a liability has been incurred and the amount of such liability is estimable. The Company calculates estimates based on a number of factors, including the application and interpretation of current environmental laws, regulations and other requirements; reports and advice of internal and third-party environmental specialists; and management’s knowledge and experience with these and similar types of environmental matters. These estimates include potential costs for investigation, assessment, remediation, ongoing operation and maintenance (where applicable), and post-remediation monitoring of the sites, on an undiscounted basis, generally for a period of 20 years, as well as the costs of legally-required financial assurance relating to the Company’s obligations. These environmental liabilities do not include potential third-party recoveries to which the Company may be entitled unless they are probable and estimable.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table provides detail, by site, for specific sites where current estimates exceed 10 percent of the total liabilities for disposed operations at December 31, 2016 and 2015. An analysis of the activity for the years ended December 31, 2016 and 2015 is as follows:

	December 31, 2014 Liability	Expenditures	Increase (Decrease) to Liabilities	December 31, 2015 Liability	Expenditures	Increase (Decrease) to Liabilities	December 31, 2016 Liability
Augusta, Georgia	$22,207	$(1,187)	$1,861	$22,881	$(1,206)	$1,212	$22,887
Spartanburg, South Carolina	18,984	(933)	(575)	17,476	(792)	(4,904)	11,780
Baldwin, Florida	24,528	(838)	3,270	26,960	(3,019)	2,831	26,772
Other SWP sites	37,397	(1,731)	226	35,892	(1,495)	4,799	39,196
Total SWP	103,116	(4,689)	4,782	103,209	(6,512)	3,938	100,635
Port Angeles, Washington	39,913	(1,040)	532	39,405	(809)	714	39,310
All other sites	13,700	(546)	1,616	14,770	(2,451)	646	12,965
Total	$156,729	$(6,275)	$6,930	$157,384	$(9,772)	$5,298	$152,910
Less: Current portion	(7,241)			(12,034)			(13,781)
Non-Current portion	$149,488			$145,350			$139,129
A brief description of each of these sites is as follows:
Augusta, Georgia — SWP operated a wood treatment plant at this site from 1928 to 1988. Remediation activities currently consist primarily of groundwater recovery and treatment. Current cost estimates and the corresponding liability could vary if recovery or discharge volumes change or if changes to current remediation activities are required in the future. As a result of spending, the Company increased its estimated liability by $1.2 million and $1.9 million in December 31, 2016 and 2015, respectively, to maintain a 20 year projection of costs in the liability. Total spending related to the site as of December 31, 2016 was $72.5 million. Liabilities are recorded to cover obligations for the estimated remaining remedial, monitoring activities and financial assurance costs through 2036.
Spartanburg, South Carolina — SWP operated a wood treatment plant at this site from 1925 to 1989. Remediation activities consist primarily of groundwater recovery and treatment. In 2012, SWP entered into a consent decree with the South Carolina Department of Health and Environmental Control (“DHEC”) which governs future investigatory and assessment activities at the site and for potential off-site contamination. Depending on the results of this investigation and assessment, additional remedial actions may be required in the future and, therefore, current cost estimates and the corresponding liability could change. In 2016, the Company decreased its estimated liability by $4.9 million primarily due to expected lower estimated costs for addressing certain off-site areas based on the results of a study performed by the Company and approved by DHEC. In 2015, the Company decreased its estimated liability by $0.6 million primarily due to expected lower costs for operating, monitoring and maintenance activities. Total spending related to the site as of December 31, 2016 was $43.5 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remediation and monitoring activities and financial assurance costs through 2036.
Baldwin, Florida — SWP operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit issued pursuant to the RCRA. The site’s most recent permit is currently in the renewal process. The current remediation activities primarily consist of groundwater recovery and treatment. Additionally, the investigation and assessment of other potential areas of concern, on and off-site, are ongoing. Additional remedial activities may be necessary in the future and, therefore, current cost estimates and the corresponding liability could change. In 2016, the Company increased its estimated liability by $2.8 million primarily due to additional expected remediation costs and to maintain its liability at the 20 year projected level as a result of current year spending. In 2015, the Company increased its estimated liability by $3.3 million primarily due to additional projected financial assurance costs and to maintain its liability at the 20 year projected level as a result of current year spending. Total spending as of December 31, 2016 was $26.7 million. Liabilities are recorded to cover obligations for the estimated remaining assessment, remedial, monitoring activities and financial assurance costs through 2036.
Port Angeles, Washington — Rayonier operated a dissolving pulp mill at this site from 1930 until 1997. The plant site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since 2000, and several voluntary interim soil clean-up actions have been performed during this time. In addition, the Company may be liable under CERCLA for “natural resource damages” caused by

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

releases from the site. As a result of an agreed order with the Washington State Department of Ecology (“Ecology”), the remainder of the MTCA regulatory process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and off-site areas may be necessary and, as a result, current cost estimates and the corresponding liability could change. In 2016 and 2015, the Company increased the estimated liability by $0.7 million and $0.5 million, respectively, to maintain its liability at the 20 year projected level as a result of current year spending. Total spending related to the site as of December 31, 2016 was $46.9 million. Liabilities are recorded to cover obligations for the estimable assessment, remediation, monitoring obligations and financial assurance costs through 2036.
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites and providing financial assurance relating thereto; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of December 31, 2016, the Company estimates this exposure could range up to approximately $66 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. This estimate excludes liabilities which would otherwise be considered reasonably possible but for the fact that they are not currently estimable primarily due to the factors discussed above.
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

15.    Incentive Stock Plans
The Rayonier Advanced Materials Incentive Stock Plan (“the Stock Plan”) provides for up to 5.2 million shares of stock to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2016, approximately 1.8 million shares were available for future grants under the Stock Plan.
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
The Company recognizes stock-based compensation expense on a straight-line basis over the service period of the award. The Company’s total stock based compensation cost, including allocated amounts, for the years ended December 31, 2016, 2015 and 2014 was $7.2 million, $10.0 million and $8.7 million, respectively. These amounts may not reflect the cost of current or future equity awards. Amounts for periods prior to the Separation may not reflect results the Company would have experienced, or expect to experience, as an independent, publicly traded company.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Total stock-based compensation expense was allocated for the years ended December 31 as follows:

	2016	2015	2014
Selling, general and administrative expenses	$6,330	$8,124	$7,763
Cost of sales	887	1,868	975
Total stock-based compensation expense	$7,217	$9,992	$8,738
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
Fair Value Calculations by Award
All restricted stock and performance share awards are presented for Rayonier Advanced Materials stock only. Option awards include Rayonier Advanced Materials awards held by Rayonier employees.
Non-Qualified Employee Stock Options
Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date. They generally vest ratably over three years and have a maximum term of 10 years and two days from the grant date.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. All stock option awards granted prior to the Distribution were valued based on Rayonier’s share price and assumptions. For all options granted before the Separation, the expected volatility is based on historical volatility for each grant and is calculated using the historical change in the daily market price of Rayonier’s underlying stock over the expected life of the award. No options have been granted since the Separation. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.
During the years ended December 31, 2016 and 2015 no options were granted. The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of options granted for the year ended December 31, 2014:

2014
Expected volatility	40.1%
Dividend yield	4.2%
Risk-free rate	2.2%
Expected life (in years)	6.3
Fair value per share of options granted	$9.31
Fair value of options granted	$90

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s stock option activity is presented below for the year ended December 31, 2016:

	Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	441,615	$31.67
Forfeited	(1,435)	36.55
Exercised	—	—
Expired	(41,168)	29.81
Outstanding at December 31, 2016	399,012	$31.85	4.2	$—
Options vested and expected to vest	399,012	$31.85	4.2	$—
Options exercisable at December 31, 2016	374,702	$31.53	4.0	$—
A summary of additional information pertaining to stock options granted to employees is presented below:

	2016	2015	2014
Intrinsic value of options exercised	$—	$—	$320
Fair value of options vested	$444	$717	$90
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
Restricted stock granted in connection with the Company’s performance share plan generally vests upon completion of a one to four year period. The fair value of each share granted is equal to the share price of the underlying stock on the date of grant. As of December 31, 2016, there was $4.3 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.7 years.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity of restricted shares granted to employees for the three years ended December 31:

	2016	2015	2014
Restricted shares granted	598,219	277,298	172,894
Weighted average price of restricted shares granted	$8.03	$20.83	$41.51
Intrinsic value of restricted stock outstanding	$10,326	$3,763	$3,235
Fair value of restricted stock vested	$5,890	$690	$100
A summary of the Company’s restricted stock activity is presented below for the year ended December 31, 2016:

	Restricted Stock
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	384,383	$28.41
Granted	598,219	8.03
Forfeited	(147,958)	12.08
Vested	(166,745)	35.45
Outstanding at December 31, 2016	667,899	$11.97
Performance Share Awards
The Company’s performance share awards generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon the Company’s performance against an internal performance metric or a combination of an internal metric and a market condition.  Performance under the Company’s 2014 award is determined by comparing the Company’s total shareholder return versus selected peer group companies.
Company awards which are measured against a market condition or incorporate market conditions are valued using a Monte Carlo simulation model.  The model generates the fair value of the market-based award or market-based portion of the award at the grant date.  The related expense is then amortized over the award’s vesting period.
As of December 31, 2016, there was $7.6 million of unrecognized compensation cost related to the Company’s performance share awards. This cost is expected to be recognized over a weighted average period of 1.6 years.
The following table summarizes the activity of the Company’s performance share units granted to its employees for the three years ended December 31:

	2016	2015	2014
	Performance-Based Stock Units	Performance-Based Stock Units	Performance-Based Stock Units	Performance-Based Restricted Stock
Common shares of stock reserved for performance shares	1,304,419	422,920	95,952	286,737
Weighted average fair value of performance share units granted	$7.79	$17.51	$42.27	$40.41
Intrinsic value of outstanding performance share units	$8,169	$2,070	$1,070	$3,197

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the Company’s performance-share activity is presented below for the year ended December 31, 2016:

	Performance-Based Stock Units		Performance-Based Restricted Stock
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	211,460	$17.51	141,698	$40.76
Granted	610,100	7.79	—	—
Forfeited	(102,669)	9.76	—	—
Canceled	—	—	(13,660)	38.07
Outstanding at December 31, 2016	718,891	$10.05	128,038	$41.05
The expected volatility is based on representative price returns using the stock price of several peer companies. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The following chart provides a tabular overview of the weighted average assumptions used in calculating the fair value of the awards granted for the three years ended December 31:

	2016	2015	2014
Expected volatility	74.3%	17.3%	16.9%
Risk-free rate	1.0%	1.0%	0.7%

16.    Employee Benefit Plans
Defined Benefit Plans
The Company has a qualified non-contributory defined benefit pension plan covering approximately half of its employees and an unfunded plan that provides benefits in excess of amounts allowable in the qualified plans under current tax law. Both the qualified plan and the unfunded excess plan are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the changes in the projected benefit obligation and plan assets and reconciles the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement plans for the two years ended December 31:

	Pension		Postretirement
Change in Projected Benefit Obligation	2016	2015	2016	2015
Projected benefit obligation at beginning of year	$405,033	$409,356	$26,959	$26,568
Service cost	5,225	5,977	808	1,006
Interest cost	15,915	15,228	871	919
Actuarial loss (gain)	7,416	(7,073)	(940)	(2,049)
Plan amendments (a)	—	—	—	1,321
Employee contributions	—	—	335	361
Benefits paid	(19,110)	(18,455)	(1,195)	(1,167)
Projected benefit obligation at end of year	$414,479	$405,033	$26,838	$26,959

Change in Plan Assets
Fair value of plan assets at beginning of year	$266,155	$291,087	$—	$—
Actual return on plan assets	18,933	(6,627)	—	—
Employer contributions	12,276	2,312	860	806
Employee contributions	—	—	335	361
Benefits paid	(19,110)	(18,455)	(1,195)	(1,167)
Other expense	(2,299)	(2,162)	—	—
Fair value of plan assets at end of year	$275,955	$266,155	$—	$—

Funded Status at End of Year:
Net accrued benefit cost	$(138,524)	$(138,878)	$(26,838)	$(26,959)

	Pension		Postretirement
Amounts recognized in the Consolidated Balance Sheets consist of:	2016	2015	2016	2015
Non-current assets	$—	$—	$—	$—
Current liabilities	(2,293)	(2,268)	(1,340)	(1,485)
Non-current liabilities	(136,231)	(136,610)	(25,498)	(25,474)
Net amount recognized	$(138,524)	$(138,878)	$(26,838)	$(26,959)
Net gains or losses recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Net (losses) gains	$14,101	$(24,950)	$(49,577)	$(1,184)	$759	$(3,807)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Amortization of losses	$11,343	$13,434	$7,620	$238	$676	$597
Amortization of prior service (credit) cost	761	750	1,161	(139)	(158)	(265)
Net losses, prior service costs or credits and plan amendments that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2016	2015	2016	2015
Prior service cost	$(3,015)	$(3,776)	$(2)	$27
Net losses	(164,277)	(161,519)	(7,121)	(8,585)
Plan amendment	—	—	1,644	1,797
Deferred income tax benefit	60,684	59,975	2,007	2,461
AOCI	$(106,608)	$(105,320)	$(3,472)	$(4,300)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2016	2015
Projected benefit obligation	$440,339	$431,992
Accumulated benefit obligation	427,755	417,397
Fair value of plan assets	275,955	266,155
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
Components of Net Periodic Benefit Cost	2016	2015	2014	2016	2015	2014
Service cost	$5,225	$5,977	$4,099	$808	$1,006	$798
Interest cost	15,915	15,228	11,379	871	919	916
Expected return on plan assets	(23,320)	(23,234)	(18,333)	—	—	—
Amortization of prior service (credit) cost	761	750	1,161	(139)	(158)	(265)
Amortization of losses	11,343	13,434	7,620	238	676	597
Net periodic benefit cost (a)	$9,924	$12,155	$5,926	$1,778	$2,443	$2,046

(a)	A portion of the net periodic benefit cost is recorded in cost of goods sold in the Consolidated Statements of Income.
The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2017 are as follows:

	Pension	Postretirement
Amortization of loss	$11,209	$391
Amortization of prior service cost	761	(151)
Total amortization of AOCI loss	$11,970	$240

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Beginning in 2017, the Company will change the method used to determine the service and interest cost components of net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the new method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. The Company believes this change will provide a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations but generally results in lower pension expense in periods where the yield curve is upward sloping. The Company will account for this change prospectively as a change in accounting estimate.
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.88%	4.03%	3.71%	3.85%	3.98%	3.65%
Rate of compensation increase	4.10%	4.45%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.03%	3.71%	4.04%	3.98%	3.65%	4.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.10%	4.45%	4.50%	4.50%	4.50%	4.50%
The expected return on plan assets remained at 8.5 percent for the year ended December 31, 2016. The estimated return is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges. Beginning in 2017, the Company will reduce the expected long-term rate of return on plan assets to 7.75 percent.
The following table sets forth the assumed health care cost trend rates as of December 31:

	Postretirement
	2016	2015
Health care cost trend rate assumed for next year	8.00%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that ultimate trend rate is reached	2026	2019
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The following table shows the effect of a one percentage point change in assumed health care cost trends:

	1 Percent
Effect on:	Increase	Decrease
Total of service and interest cost components	$179	$(149)
Accumulated postretirement benefit obligation	1,861	(1,588)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Investment of Plan Assets
The Company’s pension plan asset allocation at December 31, 2016 and 2015, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2016	2015
Domestic equity securities	41%	41%	35-45%
International equity securities	24%	24%	20-30%
Domestic fixed income securities	27%	27%	25-29%
International fixed income securities	5%	5%	3-7%
Real estate fund	3%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier Advanced Materials common stock at December 31, 2016 or 2015.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 1 — Basis of Presentation and New Accounting Pronouncements to the Consolidated Financial Statements for definition), the assets of the plans as of December 31, 2016 and 2015.

	Fair Value at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$76,757	$—	$—	$76,757

Investments at net asset value:
Common collective trust funds				199,198
Total assets at fair value				$275,955

	Fair Value at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$73,882	$—	$—	$73,882

Investments at net asset value:
Common collective trust funds				192,273
Total assets at fair value				$266,155
The valuation methodology used for measuring the fair value of these asset categories was as follows:
Mutual funds — Net asset value in an observable market.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

Common collective trust funds — Common collective trusts are measured at NAV per share, as a practical expedient for fair value, as provided by the Plan trustee. The NAV is calculated by determining the fair value of the fund’s underlying assets, deducting its liabilities, and dividing by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds’ underlying assets.
There have been no changes in the methodology used during the years ended December 31, 2016 and 2015.
Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2017	$20,787	$1,340
2018	21,536	1,507
2019	22,242	1,445
2020	22,844	1,474
2021	23,400	1,435
2022 — 2026	122,842	7,449
The Company has no mandatory pension contribution requirements in 2017, but may make discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. The Company’s contributions charged to expense for these plans were $5.0 million, $5.2 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rayonier Advanced Materials Hourly and Salaried Defined Contribution Plans include Rayonier Advanced Materials common stock with a fair market value of $16.4 million at December 31, 2016.

17.    Contingencies
The Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company currently employs approximately 1,200 people, nearly all of whom are in the United States. As of December 31, 2016, approximately 65 percent of the work force is unionized. As a result, the Company is required to negotiate wages, benefits and other terms with unionized employees collectively.
The collective bargaining agreements at the Company’s Jesup, Georgia plant, which cover approximately 48 percent of the Company’s work force, will expire on June 30, 2017. The Company is currently negotiating new agreements. Based on past experience, the Company expects to be able to reach an agreement with the labor unions; however, if the Company is unable to negotiate acceptable contracts with any of these unions it could result in strikes or work stoppages which may adversely affect the Company’s financial results. The Company believes relations with its employees are satisfactory.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

18.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of December 31, 2016, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$20,505	$56,334
Surety bonds (b)	56,201	55,199
LTF project (c)	82,400	—
Total financial commitments	$159,106	$111,533

(a)
The letters of credit primarily provide credit support for surety bonds issued to comply with financial assurance requirements relating to environmental remediation of disposed sites and for credit support of natural gas purchases. The letters of credit will expire during 2017 and will be renewed as required.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2017 and 2019. They are expected to be renewed annually as required.

(c)
LTF entered into a construction contract to build its lignin manufacturing facility. The Company is a guarantor under the contract and is jointly and severally liable for payment of costs incurred to construct the facility. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. See Note 9 — LignoTech Florida for more information.

19.    Commitments
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $4.5 million, $4.0 million, and $2.1 million in 2016, 2015 and 2014, respectively.
At December 31, 2016, the future minimum payments under non-cancellable operating leases and purchase obligations were as follows:

	Operating Leases (a)	Purchase Obligations (b)
2017	$1,813	$25,154
2018	1,264	9,612
2019	985	5,168
2020	591	5,168
2021	343	5,168
Thereafter	89	49,471
Total	$5,085	$99,741

(a)	Operating leases include leases on buildings, machinery and equipment under various operating leases.

(b)
Purchase obligations primarily consist of payments expected to be made on natural gas, steam energy and wood chips purchase contracts. Obligations reported in the table are estimates and may vary based on changes in actual price and volumes terms.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in thousands unless otherwise stated)

20.    Quarterly Results for 2016 and 2015 (Unaudited)

	Quarter Ended				Total Year
	March 26	June 27	September 26	December 31
2016
Net Sales	$217,729	$213,589	$206,540	$230,873	$868,731
Gross Margin	40,238	48,803	50,543	41,689	181,273
Operating Income	31,920	38,569	41,437	25,721	137,647
Net Income	20,893	19,340	21,567	11,486	73,286
Basic earnings per share	0.50	0.46	0.46	0.19	1.61
Diluted earnings per share (a)	0.49	0.46	0.44	0.18	1.55

	Quarter Ended
	March 28	June 27	September 26	December 31	Total Year
2015
Net Sales	$221,348	$220,892	$257,590	$241,554	$941,384
Gross Margin	36,872	45,021	70,169	50,392	202,454
Operating Income	23,946	8,585	57,962	29,030	119,523
Net Income (Loss)	10,521	(312)	32,291	12,757	55,257
Basic earnings per share	0.25	(0.01)	0.77	0.30	1.31
Diluted earnings per share	0.25	(0.01)	0.76	0.30	1.30

(a)
Basic and diluted earnings per share included the impact of dividends on the Company’s Preferred Stock for the quarter ended September 26, 2016 and the quarter and year ended December 31, 2016. As a result of the impact of the Preferred Stock in the third and fourth quarters of 2016, quarterly diluted EPS does not crossfoot to full-year diluted EPS. See Note 10 — Stockholders' Equity (Deficit) for additional information.

Rayonier Advanced Materials Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015, and 2014
(In thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2016	$151	$—	$—	$151
Year ended December 31, 2015	151	—	—	151
Year ended December 31, 2014	140	11	—	151
Allowance for sales returns (a):
Year ended December 31, 2016	$—	$523	$—	$523
Deferred tax asset valuation allowance:
Year ended December 31, 2016	$19,702	$1,119	$—	$20,821
Year ended December 31, 2015	20,517	—	(815)	19,702
Year ended December 31, 2014	24,588	—	(4,071)	20,517
Self-insurance liabilities:
Year ended December 31, 2016	$589	$291	$(452)	$428
Year ended December 31, 2015 (b)	1,947	(734)	(624)	589
Year ended December 31, 2014	—	2,361	(414)	1,947

(a)	An allowance for sales returns was not required for the years ended December 31, 2015 and 2014.

(b)	The decrease in the self-insurance liabilities relates to an adjustment based on an annual actuarial review.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ PAUL G. BOYNTON	Chairman of the Board, President and Chief Executive Officer	February 24, 2017
Paul G. Boynton (Principal Executive Officer)

	/s/ FRANK A. RUPERTO	Chief Financial Officer and Senior Vice President, Finance and Strategy	February 24, 2017
Frank A. Ruperto (Principal Financial Officer)

	/s/ JOHN P. CARR	Chief Accounting Officer and Vice President, Controller	February 24, 2017
John P. Carr (Principal Accounting Officer)

	*	Lead Director
C. David Brown, II
	*	Director
Charles E. Adair
	*	Director
DeLyle W. Bloomquist
	*	Director
Mark E. Gaumond
	*	Director
James F. Kirsch
	*	Director
Lisa M. Palumbo
	*	Director
Thomas I. Morgan
	*	Director
Ronald Townsend

*By:	/s/ FRANK A. RUPERTO
	Frank A. Ruperto (Attorney-In-Fact)		February 24, 2017

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
Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
4.1	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form 10 filed on May 29, 2014
4.2	Form of certificate representing the Registrant’s 8.00% Series A Mandatory Convertible Preferred Stock	Incorporated herein by reference to Exhibit A to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
10.1	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014
10.2	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.3	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014
10.4	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 30, 2014
10.5
Credit Agreement, dated as of June 24, 2014, among Rayonier A.M. Products Inc., Rayonier Advanced Materials Inc. (following its joinder thereto), the subsidiary loan parties from time to time party thereto (following their joinder thereto), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent
Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 30, 2014
10.6	Rayonier Advanced Materials Inc. Incentive Stock Plan, as amended effective May 23, 2016*	Incorporated herein by reference to Exhibit C to the Registrant’s Proxy Statement filed on April 8, 2016
10.7	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Award Agreement, effective 2015*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on February 27, 2015
10.8	Description of Rayonier Advanced Materials Inc. 2015 Performance Share Award Program*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2015
10.9	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2015 Equity Award Grant*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on February 27, 2015
10.10	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2016 Equity Award Grant*	Filed herewith
10.11	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2017 Equity Award Grant*	Filed herewith
10.12	Description of Rayonier Advanced Materials Inc. 2016 Performance Share Award Program*	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on February 26, 2016
10.13	Description of Rayonier Advanced Materials Inc. 2017 Performance Share Award Program*	Filed herewith
10.14	Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Special Stock Grant, dated May 28, 2014*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.15	Amendment dated March 23, 2015 to Agreement between Rayonier Advanced Materials Inc. and Paul G. Boynton Regarding Retention Award*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 1, 2015
10.16	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan, as amended effective May 23, 2016*	Incorporated herein by reference to Exhibit B to the Registrant’s Proxy Statement filed on April 8, 2016
10.17	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, as amended effective March 1, 2017*	Filed herewith
10.18	Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan*	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on February 26, 2016
10.19	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust, dated June 28, 2014, by and between Rayonier Advanced Materials Inc. and Wells Fargo Bank, National Association*	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.20	Rayonier Advanced Materials Inc. Excess Benefit Plan, effective June 27, 2014*	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.21	Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan, effective June 28, 2014*	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.22	Form of Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan Agreements, effective June 28, 2014*	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on February 27, 2015
10.23	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective June 27, 2014*	Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.24	Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2015*	Filed herewith
10.25	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2015*	Filed herewith
10.26	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2016*	Filed herewith
10.27	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2016*	Filed herewith
10.28	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective October 1, 2016*	Filed herewith
10.29	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective February 13, 2017*	Filed herewith
10.30	Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.31	Form of Rayonier Advanced Materials Inc. Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K and filed on February 27, 2015
10.32	Chemical Cellulose Purchase and Sale Agreement, effective as of January 1, 2016, between Rayonier A.M. Sales and Technology Inc. and Eastman Chemical Company**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 1, 2015
10.33	Amendment No. 1 to Chemical Cellulose Purchase and Sale Agreement by and between Rayonier A.M. Sales and Technology Inc. and Eastman Chemical Company, effective as of November 18, 2017**	Filed herewith
10.34	Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.**	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.35	Amendment No. 1 to Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.**	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.36	Amendment No. 2 to Cellulose Specialties Agreement, effective as of December 31, 2014, by and between Rayonier Performance Fibers, LLC and Nantong Cellulose Fibers Co., Ltd.**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 20, 2014
10.37	Amendment No. 3 to Chemical Cellulose Agreement, dated effective as of January 1, 2016, between Nantong Cellulose Fibers Co., Ltd. and Rayonier A.M. Sales and Technology Inc.**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 23, 2015
10.38	Amended and Restated Cellulose Specialties Agreement, effective as of January 1, 2012, by and between Rayonier Performance Fibers, LLC and Daicel Corporation**	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.39	Amendment No. 1 to Amended and Restated Cellulose Specialties Agreement, effective as of February 15, 2013, by and between Rayonier Performance Fibers, LLC and Daicel Corporation**	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.40	Amendment No. 2 to Daicel - Rayonier Amended Chemical Specialties Agreement, effective as of January 1, 2016, between Daicel Corporation and Rayonier A.M. Sales and Technology Inc.**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 17, 2016
12	Statements re computation of ratios	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
23.2	Consent of Ernst & Young LLP	Filed herewith
24	Powers of attorney	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (ii) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (iv) the Notes to the Consolidated Financial Statements.
Filed herewith
*    Management contract or compensatory plan
**    Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934