Form 10-Q
period 2017-03-25
RAYONIER ADVANCED MATERIALS INC.
filed 2017-05-03
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐        NO  ☒

The registrant had 43,221,247 shares of common stock, $.01 par value per share, outstanding as of April 25, 2017.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 25, 2017	March 26, 2016
Net Sales	$201,415	$217,729
Cost of Sales	(164,998)	(177,491)
Gross Margin	36,417	40,238

Selling, general and administrative expenses	(9,527)	(7,378)
Other operating expense, net (Note 8)	(925)	(940)
Operating Income	25,965	31,920
Interest expense	(8,828)	(8,671)
Interest income and miscellaneous expense, net	481	1
Gain on debt extinguishment	—	8,844
Income Before Income Taxes	17,618	32,094
Income tax expense (Note 9)	(7,976)	(11,201)
Net Income Attributable to Rayonier Advanced Materials Inc.	9,642	20,893
Mandatory convertible stock dividends	(3,176)	—
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$6,466	$20,893

Earnings Per Share of Common Stock (Note 7)
Basic earnings per share	$0.15	$0.50
Diluted earnings per share	$0.15	$0.49

Dividends Declared Per Common Share	$0.07	$0.07

Comprehensive Income:
Net Income	$9,642	$20,893
Other Comprehensive Income (Note 6)
Amortization of pension and postretirement plans, net of income tax expense of $1,118 and $1,102	2,030	1,917
Total other comprehensive income	2,030	1,917
Comprehensive Income	$11,672	$22,810

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 25, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$345,108	$326,655
Accounts receivable, less allowance for doubtful accounts of $151 and $151	50,582	37,626
Inventory (Note 2)	121,595	118,368
Prepaid and other current assets	29,775	36,859
Total current assets	547,060	519,508
Property, Plant and Equipment, Gross	2,063,314	2,056,372
Less — Accumulated Depreciation	(1,275,947)	(1,255,333)
Property, Plant and Equipment, Net	787,367	801,039
Deferred Tax Assets	45,001	51,246
Other Assets	49,445	50,146
Total Assets	$1,428,873	$1,421,939
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$43,738	$36,379
Accrued customer incentives and prepayments	27,409	34,541
Accrued payroll and benefits	14,764	21,902
Current maturities of long-term debt (Note 3)	10,296	9,593
Accrued income and other taxes	1,988	22
Accrued interest	9,470	2,499
Dividends payable	6,416	—
Other current liabilities	5,320	8,262
Current liabilities for disposed operations (Note 5)	15,305	13,781
Total current liabilities	134,706	126,979
Long-Term Debt (Note 3)	771,169	773,689
Non-Current Liabilities for Disposed Operations (Note 5)	137,518	139,129
Pension and Other Postretirement Benefits	160,563	161,729
Other Non-Current Liabilities	9,410	8,664
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of March 25, 2017 and December 31, 2016, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,222,555 and 43,261,905 issued and outstanding, as of March 25, 2017 and December 31, 2016, respectively	432	433
Additional paid-in capital	244,535	242,402
Retained earnings	78,573	78,977
Accumulated other comprehensive loss	(108,050)	(110,080)
Total Stockholders’ Equity	215,507	211,749
Total Liabilities and Stockholders’ Equity	$1,428,873	$1,421,939

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 25,	March 26,
	2017	2016
Operating Activities
Net income	$9,642	$20,893
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,533	22,077
Stock-based incentive compensation expense	2,274	644
Amortization of capitalized debt costs and debt discount	469	441
Deferred income tax	5,127	10,104
Increase in liabilities for disposed operations	475	1,746
Gain on debt extinguishment	—	(8,844)
Amortization of losses and prior service costs from pension and postretirement plans	3,149	3,019
Loss from sale/disposal of property, plant and equipment	304	236
Other	—	(1,243)
Changes in operating assets and liabilities:
Receivables	(12,956)	10,895
Inventories	(3,227)	12,102
Accounts payable	12,734	3,579
Accrued liabilities	(8,293)	(8,065)
Contributions to pension and other postretirement benefit plans	(553)	(458)
All other operating activities	7,630	9,823
Expenditures for disposed operations	(562)	(2,979)
Cash Provided by Operating Activities	37,746	73,970
Investing Activities
Capital expenditures	(13,537)	(20,390)
Cash Used for Investing Activities	(13,537)	(20,390)
Financing Activities
Repayment of debt	(2,165)	(44,732)
Dividends paid on preferred stock	(3,450)	—
Common stock repurchased	(141)	(81)
Cash Used for Financing Activities	(5,756)	(44,813)

Cash and Cash Equivalents
Change in cash and cash equivalents	18,453	8,767
Balance, beginning of year	326,655	101,303
Balance, end of period	$345,108	$110,070

Supplemental Disclosures of Cash Flows Information
Cash paid (received) during the period:
Interest	$1,775	$2,278
Income taxes	$11	$(736)
Non-cash investing and financing activities:
Capital assets purchased on account	$4,780	$8,238

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
New or Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation - Retirement Benefits. The update improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. It is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  The update was issued to reduce diversity in practice regarding the presentation of eight specific types of cash receipts and cash payments in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The update simplifies several areas of accounting for share based payments. The guidance also includes the acceptable or required transition methods for each of the various amendments included in the new standard. It became effective for fiscal years beginning after December 15, 2016. The Company adopted as of January 1, 2017 and prospectively applied the guidance. The Company recorded $2.3 million in tax expense during the first quarter of 2017 as a result of the adoption of ASU 2016-09.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update requires inventory to be measured at the lower of cost and net realizable value. It became effective for fiscal years beginning after December 15, 2016. The Company adopted as of January 1, 2017 and retrospectively applied the guidance. There was not a material impact on the Company’s financial statements as the inventory valuation practices already approximated the lower of cost or net realizable value.
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
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through May 3, 2017, the date these financial statements were available to be issued. One subsequent event warranting disclosure was identified. On March 24, 2017, our board of directors declared a cash dividend of $2.00 per share of our mandatory convertible preferred stock, which will be paid on May 15, 2017 to mandatory convertible preferred stockholders of record as of May 1, 2017.

2.    Inventory
As of March 25, 2017 and December 31, 2016, the Company’s inventory included the following:

	March 25, 2017	December 31, 2016
Finished goods	$99,151	$94,858
Work-in-progress	4,112	3,422
Raw materials	15,225	17,183
Manufacturing and maintenance supplies	3,107	2,905
Total inventory	$121,595	$118,368

3.    Debt
As of March 25, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	March 25, 2017	December 31, 2016
Revolving Credit Facility of $250 million, $229 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at March 25, 2017	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.5%, interest rate of 2.48% at March 25, 2017	29,075	30,450
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 2.06% at March 25, 2017	250,575	251,300
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	506,412
Capital Lease obligation	3,611	3,676
Total principal payments due	789,673	791,838
Less: original issue discount and debt issuance costs	(8,208)	(8,556)
Total debt	781,465	783,282
Less: Current maturities of long-term debt	(10,296)	(9,593)
Long-term debt	$771,169	$773,689
During the first three months of 2017, the Company made $2.1 million in principal repayments on the term loan facilities.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
Remaining 2017	$386	$185	$201	$7,675
2018	515	230	285	11,150
2019	515	209	306	18,225
2020	515	187	328	2,900
2021	515	163	352	239,700
Thereafter	2,533	394	2,139	506,412
Total principal payments	$4,979	$1,368	$3,611	$786,062

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at March 25, 2017 and December 31, 2016, using market information and what management believes to be appropriate valuation methodologies:

	March 25, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$345,108	$345,108	$—	$326,455	$326,455	$—
Current maturities of long-term debt	(10,025)	—	(10,463)	(9,327)	—	(9,775)
Fixed-rate long-term debt	(499,676)	—	(463,367)	(499,444)	—	(474,761)
Variable-rate long-term debt	(268,153)	—	(269,188)	(270,836)	—	(271,975)
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the three months ended March 25, 2017 is as follows:

Balance, December 31, 2016	$152,910
Expenditures charged to liabilities	(562)
Increase to liabilities	475
Balance, March 25, 2017	152,823
Less: Current portion	(15,305)
Non-current portion	$137,518
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 25, 2017, the Company estimates this exposure could range up to approximately $64 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Three Months Ended
Unrecognized components of employee benefit plans, net of tax	March 25, 2017	March 26, 2016
Balance, beginning of period	$(110,080)	$(109,620)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	2,996	2,864
Amortization of prior service costs	190	193
Amortization of negative plan amendment	(38)	(38)
Tax benefit	(1,118)	(1,102)
Total reclassifications for the period, net of tax	2,030	1,917
Balance, end of period	$(108,050)	$(107,703)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 25, 2017	March 26, 2016
Net income	$9,642	$20,893
Preferred Stock dividends	(3,176)	—
Net income available for common stockholders	$6,466	$20,893

Shares used for determining basic earnings per share of common stock	42,348,148	42,205,767
Dilutive effect of:
Stock options	—	—
Performance and restricted shares	748,212	66,769
Preferred Stock	—	—
Shares used for determining diluted earnings per share of common stock	43,096,360	42,272,536
Basic earnings per share (not in thousands)	$0.15	$0.50
Diluted earnings per share (not in thousands)	$0.15	$0.49
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 25, 2017	March 26, 2016
Stock options	386,164	417,198
Restricted stock	5,875	212,677
Performance shares	239,661	82,295
Preferred Stock	13,198,148	—
Total	13,829,848	712,170

8.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended
	March 25, 2017	March 26, 2016
Loss on sale or disposal of property, plant and equipment	(304)	(236)
Environmental reserve adjustment	(475)	(1,746)
Miscellaneous (expense) income	(146)	1,042
Total	$(925)	$(940)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    Income Taxes
The Company’s effective tax rate for the first quarter 2017 was 45.3 percent compared to 34.9 percent for the first quarter 2016. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to the recognition of a $2.3 million tax expense related to an excess tax deficit on vested awards which increased the effective tax rate by 13.1 percent. See Note 1 - Basis of Presentation and New Accounting Pronouncements for additional information. Other items impacting the effective tax rate included a return to accrual adjustment from amending the 2015 federal income tax return, the domestic manufacturing deduction, state taxes, and nondeductible expenses.

10.    Incentive Stock Plans
The Company’s total stock based compensation cost, for the three months ended March 25, 2017 and March 26, 2016 was $2.3 million and $0.6 million, respectively.
The Company also made new grants of restricted and performance shares to certain employees during the first quarter of 2017. The 2017 restricted share awards vest over three years. The 2017 performance share awards are measured against an internal return on invested capital target and, depending on performance against the target, the awards will pay out between 0 and 200 percent of target. The total number of performance shares earned will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which would result in a final payout range of 0 to 250 percent of target.
The following table summarizes the activity on the Company’s incentive stock awards for the three months ended March 25, 2017:

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	399,012	$31.85	667,899	$11.97	718,891	$10.05	128,038	$41.05
Granted	—	—	227,154	13.39	362,679	14.60	—	—
Forfeited	—	—	—	—	—	—	—	—
Exercised or settled	—	—	(39,493)	9.10	—	—	—	—
Expired or cancelled	(12,848)	23.59	—	—	—	—	(128,038)	41.05
Outstanding at March 25, 2017	386,164	$32.12	855,560	$12.48	1,081,570	$11.39	—	$—

11.    Employee Benefit Plans
The Company has a qualified non-contributory defined benefit pension plan covering a significant majority of its employees and an unfunded plan that provides benefits in excess of amounts allowable in the qualified plans under current tax law. Both the qualified plan and the unfunded excess plan are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Beginning in 2017, the Company changed the method used to determine the service and interest cost components of net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the new method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment was used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. The Company estimates the adoption of the spot rate approach will decrease pension and postretirement cost by approximately $3.0 million as compared to using the single weighted-average discount rate derived from the yield curve for the full year 2017. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
Service cost	$1,184	$1,306	$236	$202
Interest cost	3,318	3,979	198	218
Expected return on plan assets	(5,548)	(5,830)	—	—
Amortization of prior service cost	190	190	—	3
Amortization of losses	2,913	2,836	83	28
Amortization of negative plan amendment	—	—	(38)	(38)
Total net periodic benefit cost	$2,057	$2,481	$479	$413
The Company does not have any mandatory pension contribution requirements in 2017.

12    Contingencies
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

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 25, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$20,505	$56,435
Surety bonds (b)	56,201	55,357
LTF project (c)	67,587	—
Total financial commitments	$144,293	$111,792

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

(c)
LignoTech Florida entered into a construction contract to build its lignin manufacturing facility. The Company is a guarantor under the contract and is jointly and severally liable for payment of costs incurred to construct the facility. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner.

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2016 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate,” “guidance,” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
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
Industry Update and Outlook
Cellulose specialties end-use markets remain mixed. Demand growth for cigarette filter tow, the largest end-use of our acetate products, is anticipated to be flat while other acetate end-uses offer new potential opportunities. Ethers, tire cord and filtration end-use markets continue to improve, providing opportunities for greater volume growth. Foreign competitors continue to benefit from weak global currencies relative to the U. S. dollar, which have more recently stabilized. Given these market conditions, we continue to focus on our strategic objectives to reduce cost, improve competitiveness and diversify product offerings.
As previously announced, we expect 2017 cellulose specialties prices to decline 3 to 4 percent reflecting a shift in our cellulose specialties mix as well as lower acetate prices. Cellulose specialties sales volumes are expected to be relatively flat compared to 2016. In addition we now anticipate to achieve the full $30 million of cost improvements. As a result, we expect net income and EBITDA at high end of our initial guidance of $41 to $48 million and $190 to $200 million, respectively. We are increasing our guidance for cash flows by $10 million. Cash flow from operations and adjusted free cash flows are anticipated to be $150 to $160 million and $90 to $100 million, respectively. Capital expenditures are expected to be approximately $60 million, including our investment in the LignoTech Florida project.
The strong results delivered in the first quarter along with the continued progression of our Cost Transformation growth initiative gives us confidence that we will deliver full year results at the high-end of our guidance. We also continue to make positive and meaningful progress on our other three growth initiatives: Market Optimization, New Products and Acquisitions. Combined, the four growth pillars will drive the business forward and deliver shareholder value.
Reconciliation of Guided Non-GAAP measures
Pro forma EBITDA guidance for 2017 of $190 to $200 million represents expected 2017 net income of $41 to $48 million excluding estimated income tax expense, interest expense, net, and depreciation and amortization of $23 to $26 million, $37 million, and $89 million, respectively.
Adjusted Free Cash Flows Guidance for 2017 of $90 to $100 million represents expected 2017 operating cash flows of $150 to $160 million excluding capital expenditures of $60 million.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.
Results of Operations

	Three Months Ended
Financial Information (in millions)	March 25, 2017	March 26, 2016
Net Sales
Cellulose specialties	$157	$165
Commodity products and other	44	53
Total Net Sales	201	218

Cost of Sales	(165)	(178)
Gross Margin	36	40
Selling, general and administrative expenses	(9)	(7)
Other operating expense, net	(1)	(1)
Operating Income	26	32
Interest expense and other, net	(8)	(9)
Gain on debt extinguishment	—	9
Income Before Income Taxes	18	32
Income tax expense	(8)	(11)
Net Income Attributable to Rayonier Advanced Materials Inc.	10	21
Mandatory convertible stock dividends	(3)	—
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$7	$21

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,473	$1,555
Commodity products	$718	$680
Sales Volumes (thousands of metric tons)
Cellulose specialties	107	106
Commodity products	59	75

Gross Margin %	17.9%	18.3%
Operating Margin %	12.9%	14.7%
Effective Tax Rate %	45.3%	34.9%

Sales (in millions)	March 26, 2016	Changes Attributable to:		March 25, 2017
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$165	$(9)	$1	$157
Commodity products and other	53	2	(11)	44
Total Sales	$218	$(7)	$(10)	$201
For the three months ended March 25, 2017, total sales decreased $17 million, or approximately 8 percent, driven by 5 percent declines in cellulose specialties sales prices and lower commodity product volumes. Lower cellulose specialties sales prices reflect a higher mix of lower priced cellulose specialties volumes. However, we continue to anticipate a 3 percent to 4 percent cellulose specialties decline over the full year. Commodity sales volumes were lower as a result of the timing of customer orders. We expect commodity volumes to end the year higher than 2016.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	March 26, 2016	Price	Volume/Sales Mix	Cost	SG&A and other	March 25, 2017
Operating Income	$32	$(7)	$(3)	$6	$(2)	$26
Operating Margin %	14.7%	(2.8)%	(1.0)%	3.0%	(1.0)%	12.9%

(a)	Computed based on contribution margin.
For the three month period ending March 25, 2017, operating income and margin percentage decreased $6 million, or 1.8 percentage points, versus the prior year comparable period. First quarter 2017 results reflect lower cellulose specialties prices and commodity product sales volume, partially offset by lower production costs driven primarily by the Company’s performance against its Cost Transformation goal. Selling, General and Administrative costs increased primarily due to higher stock compensation expense.
Interest Expense, net
Interest expense, net of interest income and other expense, was $8 million for the quarter 2017 period, comparable to the prior year as a result of lower outstanding debt offset by higher LIBOR interest rates on floating rate debt. See Note 3 — Debt.
Income Tax Expense
Our effective tax rate for the first quarter 2017 was 45.3 percent compared to 34.9 percent for the first quarter 2016. Our current period effective tax rate reflects the accounting impact of its 2014 employee incentive stock program, which did not pay out as a result of not meeting the required performance criteria. See Note 9 — Income Taxes.
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
On March 24, 2017, our board of directors declared a cash dividend of $2.00 per share of Preferred Stock for the period from and including February 15, 2017 through May 14, 2017, which is payable on May 15, 2017 to Preferred Stock holders of record as of May 1, 2017. The board of directors also declared a first quarter 2017 cash dividend of $0.07 per share of common stock. The common stock dividend was paid on March 31, 2017 to common stockholders of record on March 17, 2017.
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
Our debt agreements contain various customary covenants. At March 25, 2017, we were in compliance with all covenants. Entities which are non-guarantors under our debt agreements had no assets, revenues, covenant EBITDA or liabilities.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 25, 2017	December 31, 2016
Cash and cash equivalents (a)	$345	$326
Availability under the Revolving Credit Facility (b)	229	229
Total debt (c)	781	783
Stockholders’ equity	216	212
Total capitalization (total debt plus equity)	997	995
Debt to capital ratio	78%	79%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $21 million at March 25, 2017 and December 31, 2016.

(c)	See Note 3 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Provided by (Used for):	March 25, 2017	March 26, 2016
Operating activities	$38	$74
Investing activities	(14)	(20)
Financing activities	(5)	(45)
Cash provided by operating activities decreased $36 million primarily due to decreased earnings and the decline in working capital requirements which occurred in the first quarter of 2016.
Cash used for investing activities decreased $6 million due primarily to reduced regulatory capital spending in 2017.
Cash used for financing activities decreased $40 million primarily due to lower debt repayments, partially offset by 2017 dividends on preferred stock. See Note 3 — Debt for additional information.
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
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. We define pro forma EBITDA as EBITDA before gain on debt extinguishment. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended
Net Income to EBITDA Reconciliation	March 25, 2017	March 26, 2016
Net Income	$10	$21
Depreciation and amortization	22	22
Interest, net	8	9
Income tax expense	8	11
EBITDA	48	63
Gain on debt extinguishment	—	(9)
Pro Forma EBITDA	$48	$54
EBITDA and pro forma EBITDA for the three months ended March 25, 2017 decreased from the prior year period primarily due to lower net income driven by lower prices for our cellulose specialties and lower commodity products volumes. Lower prices and volumes were partially offset by lower production and selling, general and administrative (“SG&A”) costs resulting from the Transformation Initiative.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	March 25, 2017	March 26, 2016
Cash provided by operating activities	$38	$74
Capital expenditures (a)	(14)	(20)
Adjusted Free Cash Flows	$24	$54

Cash used for investing activities	$(14)	$(20)
Cash used for financing activities	$(5)	$(45)

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first quarter 2017 were less than a million. There were not any strategic capital expenditures in 2016.

Adjusted free cash flows decreased over the prior year due to lower earnings and the decline in working capital requirements which occurred in the first quarter of 2016, partially offset by reduced regulatory capital spending in 2017.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Financial Obligations table as presented in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K. See Note 13 — Guarantees for details on our letters of credit and surety bonds as of March 25, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Any such derivatives would be managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes. At March 25, 2017, we had no derivatives outstanding.
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose product lines. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not directly correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that extend through 2017 to 2019. The pricing provisions of these contracts are typically set in the fourth quarter in the year prior to the shipment.
As of March 25, 2017 we had $280 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 25, 2017 was $463 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 25, 2017 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $27 million.
We may periodically enter into commodity forward contracts to fix some of our fuel oil and natural gas costs. Such forward contracts partially mitigate the risk of a change in margins resulting from an increase or decrease in these energy costs. At March 25, 2017, we had no fuel oil or natural gas forward contracts outstanding.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 25, 2017.
During the quarter ended March 25, 2017, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company strongly disagreed with the decision and appealed it, as did EPD. This appeal was heard in the Superior Court of Wayne County, Georgia and on March 17, 2017 the Superior Court Judge issued an order reversing the ALJ’s decision and ordering the permit affirmed as issued by EPD. As such, the Jesup plant is currently operating under the new permit. On April 13, 2017, ARK filed an application with the Georgia Court of Appeals in which it requested that the Court hear its appeal of the Superior Court decision, as the decision to hear such an appeal is discretionary on the part of the Court. The Company and EPD have filed papers in opposition to this application. As of the filing of this Form 10-Q, the Court has not ruled on the application.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 25, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 28	1,853	$15.46	—	—
January 29 to February 25	—	—	—	—
February 26 to March 25	8,579	13.39	—	—
Total	10,432		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 25, 2017 and March 26, 2016; (ii) the Condensed Consolidated Balance Sheets as of March 25, 2017 and December 31, 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 25, 2017 and March 26, 2016; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: May 3, 2017