Form 10-Q
period 2017-08-03
RAYONIER ADVANCED MATERIALS INC.
filed 2017-08-03
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2017
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

The registrant had 43,276,950 shares of common stock, $.01 par value per share, outstanding as of July 28, 2017.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Net Sales	$201,226	$213,589	$402,641	$431,318
Cost of Sales	(167,881)	(164,786)	(332,879)	(342,277)
Gross Margin	33,345	48,803	69,762	89,041

Selling, general and administrative expenses	(18,465)	(9,256)	(27,992)	(16,634)
Other operating expense, net (Note 8)	(1,526)	(978)	(2,451)	(1,918)
Operating Income	13,354	38,569	39,319	70,489
Interest expense	(9,209)	(8,267)	(18,037)	(16,938)
Interest income and other, net	654	115	1,135	116
Unrealized gain on derivative instrument	2,062	—	2,062	—
Gain on debt extinguishment	—	—	—	8,844
Income Before Income Taxes	6,861	30,417	24,479	62,511
Income tax expense (Note 9)	(2,288)	(11,077)	(10,264)	(22,278)
Net Income Attributable to Rayonier Advanced Materials Inc.	4,573	19,340	14,215	40,233
Mandatory convertible stock dividends	(3,441)	—	(6,616)	—
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$1,132	$19,340	$7,599	$40,233

Earnings Per Share of Common Stock (Note 7)
Basic earnings per share	$0.03	$0.46	$0.18	$0.95
Diluted earnings per share	$0.03	$0.46	$0.18	$0.95

Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

Comprehensive Income:
Net Income	$4,573	$19,340	$14,215	$40,233
Other Comprehensive Income (Note 6)
Amortization of pension and postretirement plans, net of income tax expense of $1,118, $1,071, $2,236 and $2,173.	2,031	1,990	4,061	3,907
Total other comprehensive income	2,031	1,990	4,061	3,907
Comprehensive Income	$6,604	$21,330	$18,276	$44,140

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 24, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$368,698	$326,655
Accounts receivable, less allowance for doubtful accounts of $151 and $151	39,223	37,626
Inventory (Note 2)	113,625	118,368
Prepaid and other current assets	48,896	36,859
Total current assets	570,442	519,508
Property, Plant and Equipment, Gross	2,076,759	2,056,372
Less — Accumulated Depreciation	(1,290,107)	(1,255,333)
Property, Plant and Equipment, Net	786,652	801,039
Deferred Tax Assets	42,656	51,246
Other Assets	48,760	50,146
Total Assets	$1,448,510	$1,421,939
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57,883	$36,379
Accrued customer incentives and prepayments	36,225	34,541
Accrued payroll and benefits	15,146	21,902
Current maturities of long-term debt (Note 3)	13,100	9,593
Accrued income and other taxes	2,640	22
Accrued interest	3,153	2,499
Dividends payable	2,970	—
Other current liabilities	4,991	8,262
Current liabilities for disposed operations (Note 5)	16,242	13,781
Total current liabilities	152,350	126,979
Long-Term Debt (Note 3)	768,645	773,689
Non-Current Liabilities for Disposed Operations (Note 5)	136,272	139,129
Pension and Other Postretirement Benefits	159,262	161,729
Other Non-Current Liabilities	10,287	8,664
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of June 24, 2017 and December 31, 2016, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,277,302 and 43,261,905 issued and outstanding, as of June 24, 2017 and December 31, 2016, respectively	433	433
Additional paid-in capital	247,267	242,402
Retained earnings	79,996	78,977
Accumulated other comprehensive loss	(106,019)	(110,080)
Total Stockholders’ Equity	221,694	211,749
Total Liabilities and Stockholders’ Equity	$1,448,510	$1,421,939

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 24,	June 25,
	2017	2016
Operating Activities
Net income	$14,215	$40,233
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,498	41,503
Stock-based incentive compensation expense	5,012	3,082
Amortization of capitalized debt costs and debt discount	936	956
Deferred income tax	6,355	22,418
Increase in liabilities for disposed operations	1,404	2,637
Gain on debt extinguishment	—	(8,844)
Unrealized gain on derivative instrument	(2,062)	—
Amortization of losses and prior service costs from pension and postretirement plans	6,297	6,080
Loss from sale/disposal of property, plant and equipment	648	491
Other	—	(1,287)
Changes in operating assets and liabilities:
Receivables	(1,597)	34,337
Inventories	4,743	19,128
Accounts payable	25,683	7,647
Accrued liabilities	(5,089)	(2,156)
Contributions to pension and other postretirement benefit plans	(1,241)	(1,108)
All other operating activities	(9,346)	(9,558)
Expenditures for disposed operations	(1,800)	(4,746)
Cash Provided by Operating Activities	86,656	150,813
Investing Activities
Capital expenditures	(32,369)	(38,422)
Other	—	2,143
Cash Used for Investing Activities	(32,369)	(36,279)
Financing Activities
Repayment of debt	(2,231)	(46,831)
Dividends paid on common stock	(2,966)	(2,955)
Dividends paid on preferred stock	(6,900)	—
Common stock repurchased	(147)	(30)
Cash Used for Financing Activities	(12,244)	(49,816)

Cash and Cash Equivalents
Change in cash and cash equivalents	42,043	64,718
Balance, beginning of year	326,655	101,303
Balance, end of period	$368,698	$166,021

Supplemental Disclosures of Cash Flows Information
Cash paid (received) during the period:
Interest	$16,986	$17,924
Income taxes	$5,191	$2,341
Non-cash investing and financing activities:
Capital assets purchased on account	$5,977	$21,708

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
New or Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation. The update provides guidance on how changes to the terms or conditions of stock compensation are accounted. It is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits. The update improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. It is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
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
The Company is continuing to evaluate the impact of the new standard on its consolidated financial statements and assessing changes required to its business processes, systems and controls to support revenue recognition. The Company plans to adopt the

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

new revenue guidance effective January 1, 2018 on a modified retrospective basis and does not expect the impact on its consolidated financial statements to be material. The primary impact is anticipated to be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through August 3, 2017, the date these financial statements were available to be issued. Two subsequent events warranting disclosure were identified. On July 20, 2017, the Company’s board of directors declared a third quarter cash dividend of $2.00 per share of mandatory convertible preferred stock. The dividend will be paid on August 15, 2017 to mandatory convertible preferred stockholders of record as of August 1, 2017. The board of directors also declared a third quarter cash dividend of $0.07 per share of common stock. The common stock dividend is payable on September 29, 2017 to common stockholders of record on September 15, 2017.

2.    Inventory
As of June 24, 2017 and December 31, 2016, the Company’s inventory included the following:

	June 24, 2017	December 31, 2016
Finished goods	$91,394	$94,858
Work-in-progress	3,013	3,422
Raw materials	16,297	17,183
Manufacturing and maintenance supplies	2,921	2,905
Total inventory	$113,625	$118,368

3.    Debt
As of June 24, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	June 24, 2017	December 31, 2016
Revolving Credit Facility of $250 million, $243 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at June 24, 2017	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.50%, interest rate of 2.72% at June 24, 2017	29,075	30,450
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 2.30% at June 24, 2017	250,575	251,300
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	506,412
Capital Lease obligation	3,545	3,676
Total principal payments due	789,607	791,838
Less: original issue discount and debt issuance costs	(7,862)	(8,556)
Total debt	781,745	783,282
Less: Current maturities of long-term debt	(13,100)	(9,593)
Long-term debt	$768,645	$773,689
During the first six months of 2017, the Company made $2.1 million in principal repayments on the term loan facilities.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
Remaining 2017	$257	$122	$135	$7,675
2018	515	230	285	11,150
2019	515	209	306	18,225
2020	515	187	328	2,900
2021	515	163	352	239,700
Thereafter	2,533	394	2,139	506,412
Total principal payments	$4,850	$1,305	$3,545	$786,062

4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at June 24, 2017 and December 31, 2016, using market information and what management believes to be appropriate valuation methodologies:

	June 24, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$368,698	$368,698	$—	$326,655	$326,655	$—
Current derivative assets	2,062	—	2,062	—	—	—
Current maturities of long-term debt	(12,823)	—	(13,250)	(9,327)	—	(9,775)
Fixed-rate long-term debt	(499,908)	—	(493,752)	(499,444)	—	(474,761)
Variable-rate long-term debt	(265,468)	—	(266,400)	(270,836)	—	(271,975)
(a) Table excludes the Company’s capital lease obligation.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Current derivative asset (foreign currency collar) — The fair value is calculated using standard valuation models. Significant inputs in these models include foreign currency future rates.
Debt — The fair value of fixed-rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable-rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the six months ended June 24, 2017 is as follows:

Balance, December 31, 2016	$152,910
Expenditures charged to liabilities	(1,800)
Increase to liabilities	1,404
Balance, June 24, 2017	152,514
Less: Current portion	(16,242)
Non-current portion	$136,272
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 24, 2017, the Company estimates this exposure could range up to approximately $64 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Six Months Ended
Unrecognized components of employee benefit plans, net of tax	June 24, 2017	June 25, 2016
Balance, beginning of period	$(110,080)	$(109,620)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	5,992	5,769
Amortization of prior service costs	382	388
Amortization of negative plan amendment	(77)	(77)
Tax benefit	(2,236)	(2,173)
Total reclassifications for the period, net of tax	4,061	3,907
Balance, end of period	$(106,019)	$(105,713)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Net income	$4,573	$19,340	$14,215	$40,233
Preferred Stock dividends	(3,441)	—	(6,616)	—
Net income available for common stockholders	$1,132	$19,340	$7,599	$40,233

Shares used for determining basic earnings per share of common stock	42,387,578	42,229,476	42,368,652	42,217,952
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted shares	836,021	250,545	786,631	159,837
Preferred Stock	—	—	—	—
Shares used for determining diluted earnings per share of common stock	43,223,599	42,480,021	43,155,283	42,377,789
Basic earnings per share (not in thousands)	$0.03	$0.46	$0.18	$0.95
Diluted earnings per share (not in thousands)	$0.03	$0.46	$0.18	$0.95
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Stock options	378,658	415,009	378,658	415,782
Restricted stock	5,787	13,788	5,787	93,908
Performance shares	165,111	77,819	167,308	80,454
Preferred Stock	11,371,718	—	11,371,718	—
Total	11,921,274	506,616	11,923,471	590,144

8.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended		Six Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Loss on sale or disposal of property, plant and equipment	$(343)	$(255)	$(647)	$(491)
Environmental reserve adjustment	(929)	(891)	(1,404)	(2,637)
Miscellaneous (expense) income	(254)	168	(400)	1,210
Total	$(1,526)	$(978)	$(2,451)	$(1,918)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    Income Taxes
The Company’s effective tax rate for the three months ended June 24, 2017 and June 25, 2016 was 33.3 percent and 36.4 percent, respectively. For both quarters, the tax rate differs from the federal statutory rate of 35 percent primarily due to the domestic manufacturing deduction, state taxes and credits, and nondeductible expenses.
The Company’s effective tax rate for the six months ended June 24, 2017 and June 25, 2016 was 41.9 percent and 35.6 percent respectively. The current year-to-date effective tax rate differs from the federal statutory rate of 35 percent primarily due to the recognition of tax expense of $2.3 million, or a 9.6 percent impact on the effective tax rate, related to the 2014 employee incentive stock issuance, which did not pay out as a result of not meeting the required performance criteria. Other items impacting the effective tax rate in both year-to-date periods included the domestic manufacturing deduction, state taxes and credits, and nondeductible expenses.
10.    Incentive Stock Plans
The Company’s total stock based compensation cost, for the six months ended June 24, 2017 and June 25, 2016 was $5.0 million and $3.1 million, respectively.
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
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 24, 2017:

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	399,012	$31.85	667,899	$11.97	718,891	$10.05	128,038	$41.05
Granted	—	—	284,474	13.36	362,679	14.60	—	—
Forfeited	—	—	(2,355)	9.87	(1,101)	9.80	—	—
Exercised or settled	—	—	(99,320)	11.43	—	—	—	—
Expired or cancelled	(20,354)	14.55	—	—	—	—	(128,038)	41.05
Outstanding at June 24, 2017	378,658	$27.69	850,698	$12.50	1,080,469	$11.39	—	$—

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Service cost	$1,184	$1,306	$236	$202
Interest cost	3,318	3,979	198	218
Expected return on plan assets	(5,548)	(5,830)	—	—
Amortization of prior service cost	190	191	—	4
Amortization of losses	2,913	2,835	83	70
Amortization of negative plan amendment	—	—	(38)	(39)
Total net periodic benefit cost	$2,057	$2,481	$479	$455

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Service cost	$2,368	$2,612	$471	$404
Interest cost	6,636	7,958	396	436
Expected return on plan assets	(11,096)	(11,660)	—	—
Amortization of prior service cost	381	381	1	7
Amortization of losses	5,826	5,671	167	98
Amortization of negative plan amendment	—	—	(77)	(77)
Total net periodic benefit cost	$4,115	$4,962	$958	$868

The Company does not have any mandatory pension contribution requirements in 2017.

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
On June 30, 2017 collective bargaining agreements covering approximately 587 hourly employees at our Jesup plant expired. The parties have continued to work under the terms of the expired contracts while negotiations continue, as has been the practice during past negotiations. While there can be no assurance, we expect to reach agreements with our unions; however, a work stoppage could have a material adverse effect on our business, results of operations and financial condition.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 24, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$7,025	$2,666
Surety bonds (b)	56,201	55,516
LTF project (c)	31,505	—
Total financial commitments	$94,731	$58,182

(a)
The letters of credit primarily provide credit support for natural gas purchases and insurance programs. The Company was released from its requirement to provide letters of credit for its financial assurance relating to its environmental remediation and post closure care as of June 24, 2017.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2017, 2018 and 2019. They are expected to be renewed annually as required.

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.     Pending Acquisition
On May 25, 2017, the Company announced that it entered into an agreement to acquire all of the outstanding common shares of Tembec Inc. (“Tembec”). Tembec is a leading manufacturer of forest products including lumber, paper pulp, paper, commodity products and cellulose specialties with operations in Canada and France. On July 23, 2017, the agreement was amended. Under the terms of the amendment, Tembec shareholders at their choice will receive C$4.75 in cash or 0.2542 shares of the Company’s common stock, subject to proration to ensure that no more than 66.8% of the aggregate Tembec shares shall receive the per share cash consideration and no more than 33.2% of the aggregate Tembec shares will receive the per share stock consideration. The purchase price of approximately $870 million, which includes the assumption of $481 million of Tembec net debt, is based on the Company’s closing stock price and currency exchange rate as of June 24, 2017. The transaction is expected to be funded with cash on-hand, committed bank financing and the issuance of approximately 8.4 million shares of Company stock. Completion of the transaction is subject to certain closing conditions, including approval by Tembec’s shareholders, which was ratified at its shareholder meeting on July 27, approval by Canadian courts, which is expected on August 7, 2017, and remaining approvals by regulators in Canada and China, which are anticipated to occur in the fourth quarter.
In connection with the acquisition of Tembec, the Company entered into a foreign currency collar, a derivative, as an economic hedge of the anticipated cash flows denominated in Canadian dollars associated with the acquisition. The derivative does not meet the hedging accounting criteria and is being marked-to-market through other non-operating income.
The Company’s derivative positions are presented in the table below:

Derivatives Not Designated as Hedging Instruments	June 24, 2017	December 31, 2016	Balance Sheet Location
Notional amount (in Canadian Dollars)	300,000	$—
Derivative Assets - fair value
Foreign currency collar (a)	$3,689	$—
Derivative Liabilities - fair value
Foreign currency collar (a)	$(1,627)	$—
Total	$2,062	$—	Other current assets

(a)	The currency collar is subject to an enforceable master netting agreement and is presented net on the balance sheet.

The effect on the statement of income of the outstanding derivative instrument is summarized as follows:

		Gains (Losses) for the periods
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Foreign currency collar	Other non-operating income	$2,062	$—	$2,062	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Such risks and uncertainties include, but are not limited to: competitive pressures in the markets in which we operate, especially with respect to increases in supply and pressures on demand for our products, which impact pricing; our ability to complete our announced cost and debt reduction initiatives and objectives within the planned parameters and achieve the anticipated benefits; our customer concentration, especially with our three largest customers; changes in global economic conditions, including currency; the Chinese dumping duties currently in effect for commodity viscose pulps; potential legal, regulatory and similar challenges relating to our permitted air emissions and waste water discharges from our facilities by non-governmental groups and individuals; the effect of current and future environmental laws and regulations as well as changes in circumstances on the cost and estimated future cost of required environmental expenditures; the potential impact of future tobacco-related restrictions; potential for additional pension contributions; labor relations with the unions representing our hourly employees; the effect of weather and other natural conditions; changes in transportation-related costs and availability; the failure to attract and retain key personnel; the failure to innovate to maintain our competitiveness, grow our business and protect our intellectual property; uncertainties related to the availability of additional financing to us in the future and the terms of such financing; our inability to make or effectively integrate current and future acquisitions and engage in certain other corporate transactions; any failure to realize expected benefits from our separation from Rayonier Inc.; risks related to our pending acquisition of Tembec Inc., including the failure to satisfy the conditions to completing the transaction, including obtaining regulatory approvals, our failure to obtain the anticipated benefits and synergies from the acquisition and the impact of additional debt we will incur and equity that we will issue to finance the acquisition; financial and other obligations under agreements relating to our debt; and uncertainties relating to general economic, political, and regulatory conditions.
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
On May 25, 2017, we announced we had entered into an agreement to acquire all of the outstanding common shares of Tembec Inc. (“Tembec”). Tembec is a leading manufacturer of forest products including lumber, paper pulp, paper, commodity products and cellulose specialties with operations in Canada and France. On July 23, 2017, the agreement was amended. Under the terms of the amendment, Tembec shareholders at their choice will receive C$4.75 in cash or 0.2542 shares of our common stock, subject to proration to ensure that no more than 66.8% of the aggregate Tembec shares will receive the per share cash consideration and no more than 33.2% of the aggregate Tembec shares will receive the per share stock consideration. The purchase price of approximately $870 million, which includes the assumption of $481 million of Tembec net debt, is based on our closing stock price and currency exchange rate as of June 24, 2017. The transaction is expected to be funded with cash on-hand, committed bank financing and the issuance of approximately 8.4 million shares of our stock. Completion of the transaction is subject to certain closing conditions, including approval by Tembec’s shareholders, which was ratified at its shareholder meeting on July 27, approval by Canadian courts, which is expected on August 7, 2017, and approvals by regulators in Canada and China, which are anticipated to occur in the fourth quarter.

Industry Update and Guidance
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
As previously announced, we expect 2017 cellulose specialties prices to decline 3 to 4 percent reflecting a shift in our cellulose specialties mix as well as lower acetate prices. Cellulose specialties sales volumes are expected to be relatively flat compared to 2016. Commodity products sales volumes are expected to be lower than prior year due to the mix shift and timing of sales. In addition, we now anticipate to achieve the full $30 million of cost improvements. As a result, we expect net income and pro forma EBITDA at high end of our initial guidance of $32 to $39 million and $190 to $200 million, respectively. Cash flow from operations and adjusted free cash flows are anticipated to be $142 to $152 million and $90 to $100 million, respectively. Capital expenditures are expected to be approximately $60 million, including our investment in the LignoTech Florida project.

Reconciliation of Guided Non-GAAP measures
Pro forma EBITDA guidance for 2017 of $190 to $200 million represents expected 2017 net income of $32 to $39 million excluding estimated acquisition related costs (net of tax expense), income tax expense, interest expense, net, and depreciation and amortization of $12 million, $20 to $23 million, $37 million, and $89 million, respectively.
Adjusted Free Cash Flows Guidance for 2017 of $90 to $100 million represents expected 2017 operating cash flows of $142 to $152 million excluding capital expenditures of $60 million.

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

Results of Operations

	Three Months Ended		Six Months Ended
Financial Information (in millions)	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Net Sales
Cellulose specialties	$158	$175	$315	$340
Commodity products and other	43	39	88	91
Total Net Sales	201	214	403	431

Cost of Sales	(168)	(165)	(333)	(342)
Gross Margin	33	49	70	89
Selling, general and administrative expenses	(18)	(9)	(28)	(17)
Other operating expense, net	(2)	(1)	(3)	(2)
Operating Income	13	39	39	70
Interest expense and other, net	(8)	(9)	(17)	(17)
Unrealized gain on derivative instrument	2	—	2	—
Gain on debt extinguishment	—	—	—	9
Income Before Income Taxes	7	30	24	62
Income tax expense	(2)	(11)	(10)	(22)
Net Income Attributable to Rayonier Advanced Materials Inc.	5	19	14	40
Mandatory convertible stock dividends	(4)	—	(7)	—
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$1	$19	$7	$40

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,434	$1,548	$1,453	$1,551
Commodity products	$764	$668	$740	$675
Sales Volumes (thousands of metric tons)
Cellulose specialties	110	113	217	219
Commodity products	54	55	113	130

Gross Margin %	16.4%	22.9%	17.4%	20.6%
Operating Margin %	6.4%	18.2%	9.6%	16.2%
Effective Tax Rate %	33.3%	36.4%	41.9%	35.6%

Net Sales (in millions)	June 25, 2016	Changes Attributable to:		June 24, 2017
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$175	$(13)	$(4)	$158
Commodity products and other	39	5	(1)	43
Total Net Sales	$214	$(8)	$(5)	$201

For the three months ended June 24, 2017, net sales decreased $13 million or 6 percent. The decrease in net sales was driven by a decline in cellulose specialties sales prices of 7 percent and lower cellulose specialties sales volumes. Cellulose specialties sales price declines reflect a mix of a greater percentage of lower priced cellulose specialties. Full year cellulose specialties contractual volume commitments remain unchanged with sales in the second half of 2017 more heavily weighted toward higher priced products. As a result, cellulose specialties pricing for the second half of 2017 is anticipated to improve relative to the first half. Commodity product sales volumes decreased and prices increased due to a shift in commodity products production from fluff to commodity viscose, improving profitability from stronger commodity viscose markets.

Net Sales (in millions)	June 25, 2016	Changes Attributable to:		June 24, 2017
Six Months Ended		Price	Volume/Mix
Cellulose specialties	$340	$(21)	$(4)	$315
Commodity products and other	91	7	(10)	88
Total Net Sales	$431	$(14)	$(14)	$403
For the six months ended June 24, 2017, net sales decreased $28 million or 6 percent. The decrease in net sales was driven by a decline in cellulose specialties sales prices of 6 percent for the period and lower cellulose specialties sales volumes. Cellulose specialties sales price declines reflect a mix of a greater percentage of lower priced cellulose specialties. Full year cellulose specialties contractual volume commitments remain unchanged with sales in the second half of 2017 more heavily weighted toward higher priced products. As a result, cellulose specialties pricing for the second half of 2017 is anticipated to improve relative to the first half. Commodity product sales volumes decreased and prices increased due to a shift in commodity products production from fluff to commodity viscose, improving profitability from stronger commodity viscose markets.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	June 25, 2016	Price	Volume/Sales Mix	Cost	SG&A and other	June 24, 2017
Operating Income	$39	$(8)	$(3)	$(5)	$(10)	$13
Operating Margin %	18.2%	(3.2)%	(1.1)%	(2.5)%	(5.0)%	6.4%
For the three month period ending June 24, 2017, operating income and margin percentage decreased $26 million, or 11.8 percentage points, versus the prior year comparable period. Second quarter 2017 results reflect lower cellulose specialties sales prices and lower cellulose specialties and commodity products sales volumes, partially offset by higher commodity product sales prices, as discussed above. Cost increased as savings from Cost Transformation were more than offset by costs incurred to achieve additional future savings, the higher production expenses due to sales mix, chemical prices, and depreciation, as well as investments in Market Optimization. Selling, general and administrative and other expenses also increased primarily due to $8 million of transaction costs associated with the acquisition of Tembec, higher stock compensation expense and increased marketing costs related to New Products.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Six Months Ended	June 25, 2016	Price	Volume/Sales Mix	Cost	SG&A and other	June 24, 2017
Operating Income	$70	$(14)	$(6)	$1	$(12)	$39
Operating Margin %	16.2%	(2.8)%	(1.0)%	0.2%	(3.0)%	9.6%

(a)	Computed based on contribution margin.
For the six month period ending June 24, 2017, operating income and margin percentage decreased $31 million, or 6.6 percentage points, versus the prior year comparable period. Year-to-date 2017 results reflect lower cellulose specialties sales prices and lower cellulose specialties and commodity product sales volumes, partially offset by higher commodity product sales prices, as previously discussed. Cost decreased slightly as savings from Cost Transformation were mostly offset by costs incurred to achieve additional future savings, the higher production expenses due to sales mix, chemical prices, and depreciation, as well as investments in Market Optimization. Selling, general and administrative expenses and other also increased primarily due to $8 million of transaction costs associated with the acquisition of Tembec, higher stock compensation expense and increased marketing costs related to New Products.

The Company expects second half pro forma operating income to improve significantly from the first half as cellulose specialties sales prices reflect a heavier mix of higher value products.
Other Non-operating Expense and Income
Interest expense and other, net was $9 million and $17 million for the quarter and year to date 2017 periods, respectively, compared to $8 million and $17 million in the prior year periods, respectively, as a result of lower outstanding debt and interest income on higher cash balances offset by higher LIBOR interest rates on floating rate debt. See Note 3 — Debt.
In connection with the acquisition of Tembec, we entered into a foreign currency collar, a derivative, as an economic hedge of the anticipated cash flows denominated in Canadian dollars associated with the acquisition. The derivative was not deemed a hedge for accounting purposes and, as a result, we recorded an unrealized gain on derivative instrument of $2.1 million in the three and six month periods ended June 24, 2017. See Note 14 — Pending Acquisition.
In the first quarter of 2016, we recorded a gain on the extinguishment of debt of approximately $9 million as a result of the purchase of $44 million of our 5.50% Senior Notes due 2024.
Income Tax Expense
Our effective tax rate for the six months ended June 24, 2017 and June 25, 2016 was 33.3 percent compared to 36.4 percent, respectively. Our effective tax rate for the six months ended June 24, 2017 and June 25, 2016 was 41.9 percent and 35.6 percent, respectively. For both the quarter-to date and year-to-date 2016 periods, the effective tax rate differs from the federal statutory rate primarily due to the domestic manufacturing deduction, state taxes and credits and nondeductible expenses. In addition to the factors listed above, the quarter-to date and year-to-date 2017 effective tax rates are also impacted by the accounting treatment of the 2014 employee incentive stock program, which did not pay out as a result of not meeting the required performance criteria. See Note 9 — Income Taxes for additional information.

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
As of June 24, 2017, our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of $2.00 per share or approximately $7 million. Additionally, our Board of Directors has declared cash dividend of $0.07 per share of common stock in both the first and second quarter. The first quarter and second quarter common stock dividend were paid on March 31, 2017 and June 30, 2017, respectively.
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
Our debt agreements contain various customary covenants. At June 24, 2017, we were in compliance with all covenants. Our financial statements do not include assets, revenues, covenant EBITDA or liabilities for non-guarantors of our debt as of June, 24, 2017.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 24, 2017	December 31, 2016
Cash and cash equivalents (a)	$369	$326
Availability under the Revolving Credit Facility (b)	243	229
Total debt (c)	782	783
Stockholders’ equity	222	212
Total capitalization (total debt plus equity)	1,004	995
Debt to capital ratio	78%	79%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $7 million at June 24, 2017 and $21 million as of December 31, 2016.

(c)	See Note 3 — Debt for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Provided by (Used for):	June 24, 2017	June 25, 2016
Operating activities	$87	$151
Investing activities	(32)	(36)
Financing activities	(12)	(50)
Cash provided by operating activities decreased $64 million primarily due to decreased earnings and the decline in working capital requirements which occurred in the first quarter of 2016. Cash used for investing activities declined as a result of reduced regulatory capital spending offset by other investing activities. Cash used for financing activities decreased $38 million primarily due to lower discretionary debt principal repayments, partially offset by 2017 dividends on preferred stock. See Note 3 — Debt for additional information.
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
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. We define pro forma EBITDA as EBITDA before acquisition related costs, unrealized gain on derivative instrument, and gain on debt extinguishment. EBITDA and pro forma EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Six Months Ended
Net Income to EBITDA Reconciliation	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Net Income	$5	$19	$14	$40
Depreciation and amortization	20	19	43	42
Interest, net	9	9	17	17
Income tax expense	2	11	10	22
EBITDA	36	58	84	121

Acquisition related costs	8	—	8	—
Unrealized gain on derivative instrument	(2)	—	(2)	—
Gain on debt extinguishment	—	—	—	(9)
Pro Forma EBITDA	$42	$58	$90	$112
EBITDA and pro forma EBITDA for the three months and six months ended June 24, 2017 decreased from the prior year period primarily due to lower net income and, as a result, lower income tax expense driven by lower prices for our cellulose specialties, lower cellulose specialties and commodity products volumes and increased costs.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 24, 2017	June 25, 2016
Cash provided by operating activities	$87	$151
Capital expenditures (a)	(31)	(38)
Adjusted Free Cash Flows	$56	$113

Cash used for investing activities	$(32)	$(36)
Cash used for financing activities	$(12)	$(50)

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first six-months of 2017 were approximately $1 million. There were not any strategic capital expenditures in 2016.

Adjusted free cash flows decreased over the prior year due to lower earnings and the decline in working capital requirements which occurred in the first quarter of 2016, partially offset by reduced regulatory capital spending.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 13 — Guarantees for details on our letters of credit and surety bonds as of June 24, 2017

The following table includes material changes to our contractual financial obligations as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2017	2018-2019	2020-2021	Thereafter
Natural Gas Forward Purchase (a)	$3	$—	$2	$1	$—
Total contractual cash obligations	$3	$—	$2	$1	$—

(a)Purchase obligation consists of payments expected to be made on natural gas.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of June 24, 2017 we had $278 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 24, 2017 was $494 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 24, 2017 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $28 million.
We may periodically enter into commodity forward contracts to fix some of our energy costs that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Such forward contracts partially mitigate the risk of changes to our gross margins resulting from an increase or decrease in these costs. Forward contracts which are derivative instruments are reported in the consolidated balance sheets at their fair values, unless they qualify for the normal purchase normal sale ("NPNS") exception and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized on the balance sheet.
In connection with the acquisition of Tembec, we entered into a foreign currency exchange collar to partially mitigate the currency risk of the purchased price which is denominated in Canadian dollars. See Note 14 — Pending Acquisition for additional information.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 24, 2017.
During the quarter ended June 24, 2017, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company strongly disagreed with the decision and appealed it, as did EPD. This appeal was heard in the Superior Court of Wayne County, Georgia and on March 17, 2017 the Superior Court Judge issued an order reversing the ALJ’s decision and ordering the permit affirmed as issued by EPD. As such, the Jesup plant is currently operating under the new permit. On April 13, 2017, ARK filed an application with the Georgia Court of Appeals in which it requested that the Court hear its appeal of the Superior Court decision, as the decision to hear such an appeal is discretionary on the part of the Court. The Court has granted the application and ARK has advised that it intends to appeal the Superior Court decision.
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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K during the period covered by this report, except as follows:

Risk Factors Related to the Pending Tembec Acquisition

Our expectations regarding our business may be impacted by the following risk factors related to the pending acquisition of Tembec:

The Tembec Acquisition is Subject to Conditions, Including Certain Conditions That May Not Be Satisfied, or Completed on a Timely Basis, If At All; Failure to Complete the Acquisition May Adversely Affect Our Financial Results.
The acquisition of Tembec is subject to a number of conditions, certain of which are beyond our control and may prevent, delay or otherwise materially adversely affect completion of the acquisition of Tembec. Notably, the completion of the acquisition of Tembec is conditioned on receiving the Final Order by the Quebec Superior Court approving the plan of arrangement and key regulatory approvals.
The Tembec acquisition is also subject to regulatory requirements in the United States, Canada, Germany and China. Regulatory clearance in the United States and Germany has been obtained. Regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review.
Any delay in completing the Tembec acquisition could cause the combined company not to realize some or all of the benefits that we expect to achieve if the Tembec acquisition is successfully completed within its expected time frame. In addition, if the Tembec acquisition is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	being required to pay Tembec a termination fee of C$20,000,000, for failure to receive certain regulatory approvals as provided in the arrangement agreement;

•
other than fees to our financial advisors contingent on closing, payment of costs relating to the Tembec acquisition, such as legal, accounting, business consulting and printing fees, regardless of whether the Tembec acquisition is completed;

•	the focus of our management team on the Tembec acquisition instead of the pursuit of other opportunities that could have been beneficial to us; and

•	the potential occurrence of litigation related to any failure to complete the Tembec acquisition.
Current Stockholders of the Company Will Have a Reduced Ownership and Voting Interest in the Combined Company After the Tembec Acquisition.
We will issue up to approximately 19.5% of the shares of common stock of the Company to Tembec shareholders in the Tembec acquisition. As a result of these issuances, Tembec shareholders are expected to hold approximately 13% of the combined company’s outstanding common stock immediately following completion of the Tembec acquisition.
Our stockholders currently have the right to vote for our directors and on other matters affecting our company. Each of our stockholders will remain a stockholder of our company with a percentage ownership of the combined company that will be smaller than the stockholder’s percentage of our company prior to the Tembec acquisition. As a result of these reduced ownership percentages, our stockholders will have less voting power in the combined company than they now have with respect to our company.
In Connection with the Acquisition, the Company Will Incur Significant Additional Indebtedness, and Certain of Tembec’s Indebtedness Will Remain Outstanding, Which Could Adversely Affect the Company, Including by Decreasing the Company’s Business Flexibility.
The Company will have substantially increased indebtedness following completion of the merger in comparison to the Company’s indebtedness on a recent historical basis, which could have the effect of, among other things, reducing the Company’s flexibility to respond to changing business and economic conditions and increasing the Company’s interest expense. The Company will also incur various costs and expenses associated with the financing of the acquisition.
The amount of cash required to pay interest on the Company’s increased indebtedness levels following completion of the acquisition, and thus the demands on the Company’s cash resources, will be greater than the amount of cash flows required to service the Company’s indebtedness prior to the acquisition. The increased levels of indebtedness following completion of the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of the Company’s indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for the Company relative to other companies with lower debt levels. If the financial performance of the combined company does not meet current expectations, or if the Company does not achieve the expected benefits and cost savings from the acquisition, then the Company’s ability to service its indebtedness may be adversely impacted.
Moreover, in the future the Company may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of the Company’s indebtedness, acquisitions or other general corporate requirements. The Company’s ability to arrange additional financing or refinancing will depend on, among other factors, the Company’s financial position and performance, as well as prevailing market conditions and other factors beyond the Company’s control. The Company cannot assure you that it will be able to obtain additional financing or refinancing on terms acceptable to the Company or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 24, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 26 to April 29	218	$13.23	—	—
April 30 to May 27	—	—	—	—
May 28 to June 24	—	—	—	—
Total	218		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

2.1	Arrangement Agreement by and between Tembec Inc. and Rayonier Advanced Materials Inc. dated as of May 24, 2017*	Incorporated herein by referenced to Exhibit 2.1 to the Registrant’s Form 8-K filed on May 25, 2017
2.2	Amending Agreement, dated as of July 23, 2017, to the Arrangement Agreement by and between Tembec Inc. and Rayonier Advanced Materials Inc. dated as of May 24, 2017*	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-k filed on July 24, 2017
10.1	Amendment No. 3 to Daicel – Rayonier Amended Chemical Specialties Agreement, effective as of January 1, 2017 between Daicel Corporation and Rayonier A. M. Sales and technology Inc.**	Filed herewith
10.2	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective May 22, 2017***	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on April 7, 2017
10.3
First Amendment, dated as of June 5, 2017, among Rayonier A.M. Products Inc., as Borrower, Rayonier Advanced Materials Inc., as Designated Borrower, Holdings and as a Guarantor, the Subsidiary Loan Parties party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Incorporated herein by reference to Exhibit 10.1 to the Registrant’s 8-K filed on June 6, 2017
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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 24, 2017 and June 25, 2016; (ii) the Condensed Consolidated Balance Sheets as of June 24, 2017 and December 31, 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 24, 2017 and June 25, 2016; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith
*The exhibits to the Arrangement Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
**Certain confidential portions of this exhibit were omitted pursuant to a Confidential Treatment Request submitted to the Securities and Exchange Commission.
***Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: August 3, 2017