Form 10-Q
period 2017-09-23
RAYONIER ADVANCED MATERIALS INC.
filed 2017-11-02
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2017
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

The registrant had 43,276,676 shares of common stock, $.01 par value per share, outstanding as of October 27, 2017.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Net Sales	$209,717	$206,540	$612,358	$637,858
Cost of Sales	(178,549)	(155,997)	(511,428)	(498,272)
Gross Margin	31,168	50,543	100,930	139,586

Selling, general and administrative expenses	(12,640)	(9,606)	(40,632)	(26,240)
Other operating (income) expense, net (Note 8)	(871)	500	(3,322)	(1,420)
Operating Income	17,657	41,437	56,976	111,926
Interest expense	(9,337)	(8,727)	(27,374)	(25,665)
Interest income and other, net	987	180	2,122	296
Unrealized gain on derivative instrument	14,087	—	16,149	—
Gain on debt extinguishment	—	—	—	8,844
Income Before Income Taxes	23,394	32,890	47,873	95,401
Income tax expense (Note 9)	(7,722)	(11,323)	(17,986)	(33,601)
Net Income Attributable to Rayonier Advanced Materials Inc.	15,672	21,567	29,887	61,800
Mandatory convertible stock dividends	(3,441)	(1,706)	(10,057)	(1,706)
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$12,231	$19,861	$19,830	$60,094

Earnings Per Share of Common Stock (Note 7)
Basic earnings per share	$0.29	$0.46	$0.47	$1.42
Diluted earnings per share	$0.28	$0.44	$0.46	$1.38

Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

Comprehensive Income:
Net Income	$15,672	$21,567	$29,887	$61,800
Other Comprehensive Income (Note 6)
Amortization of pension and postretirement plans, net of income tax expense of $1,117, $1,088, $3,353 and $3,261.	2,032	1,974	6,093	5,881
Total other comprehensive income	2,032	1,974	6,093	5,881
Comprehensive Income	$17,704	$23,541	$35,980	$67,681

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 23, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$379,179	$326,655
Accounts receivable, less allowance for doubtful accounts of $151 and $151	42,870	37,626
Inventory (Note 2)	106,572	118,368
Prepaid and other current assets	61,115	36,859
Total current assets	589,736	519,508
Property, Plant and Equipment, Gross	2,084,401	2,056,372
Less — Accumulated Depreciation	(1,309,366)	(1,255,333)
Property, Plant and Equipment, Net	775,035	801,039
Deferred Tax Assets	29,394	51,246
Other Assets	48,435	50,146
Total Assets	$1,442,600	$1,421,939
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$45,229	$36,379
Accrued customer incentives and prepayments	31,854	34,541
Accrued payroll and benefits	18,344	21,902
Current maturities of long-term debt (Note 3)	267,028	9,593
Accrued income and other taxes	3,983	22
Accrued interest	10,122	2,499
Dividends payable	2,970	—
Other current liabilities	8,944	8,262
Current liabilities for disposed operations (Note 5)	15,148	13,781
Total current liabilities	403,622	126,979
Long-Term Debt (Note 3)	512,893	773,689
Non-Current Liabilities for Disposed Operations (Note 5)	136,531	139,129
Pension and Other Postretirement Benefits	147,871	161,729
Other Non-Current Liabilities	7,423	8,664
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of September 23, 2017 and December 31, 2016, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 43,277,456 and 43,261,905 issued and outstanding, as of September 23, 2017 and December 31, 2016, respectively	433	433
Additional paid-in capital	248,738	242,402
Retained earnings	89,059	78,977
Accumulated other comprehensive loss	(103,987)	(110,080)
Total Stockholders’ Equity	234,260	211,749
Total Liabilities and Stockholders’ Equity	$1,442,600	$1,421,939

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 23,	September 24,
	2017	2016
Operating Activities
Net income	$29,887	$61,800
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63,884	64,033
Stock-based incentive compensation expense	6,489	4,981
Amortization of capitalized debt costs and debt discount	1,401	1,435
Deferred income tax	18,499	35,944
Increase in liabilities for disposed operations	2,188	2,909
Gain on debt extinguishment	—	(8,844)
Unrealized gain on derivative instrument	(16,149)	—
Amortization of losses and prior service costs from pension and postretirement plans	9,446	9,142
Loss from sale/disposal of property, plant and equipment	653	624
Other	—	(3,430)
Changes in operating assets and liabilities:
Receivables	(5,244)	24,765
Inventories	11,797	5,262
Accounts payable	15,255	5,061
Accrued liabilities	6,004	9,348
Contributions to pension and other postretirement benefit plans	(12,019)	(11,856)
All other operating activities	(11,049)	(11,881)
Expenditures for disposed operations	(3,418)	(8,093)
Cash Provided by Operating Activities	117,624	181,200
Investing Activities
Capital expenditures	(44,075)	(58,458)
Other	—	2,143
Cash Used for Investing Activities	(44,075)	(56,315)
Financing Activities
Issuance of mandatory convertible preferred stock	—	166,609
Repayment of debt	(4,398)	(66,831)
Dividends paid on common stock	(6,124)	(5,913)
Dividends paid on preferred stock	(10,350)	—
Common stock repurchased	(153)	(387)
Cash (Used for) Provided by Financing Activities	(21,025)	93,478

Cash and Cash Equivalents
Change in cash and cash equivalents	52,524	218,363
Balance, beginning of year	326,655	101,303
Balance, end of period	$379,179	$319,666

Supplemental Disclosures of Cash Flows Information
Cash paid during the period:
Interest	$19,056	$19,036
Income taxes	$5,989	$2,758
Non-cash investing and financing activities:
Capital assets purchased on account	$3,750	$17,159
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
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through November 2, 2017, the date these financial statements were available to be issued. Three subsequent events warranting disclosure were identified.
In preparation for the Company’s acquisition of Tembec Inc. (“Tembec”) and subsequent to the quarter end, the Company made additional payments of $268 million on the term loan principal balances on September 26, 2017. Accordingly, the principal amounts paid were classified as current maturities of long-term debt on the Company’s September 23, 2017 condensed consolidated balance sheet.
On October 18, 2017, the Company’s board of directors declared a fourth quarter cash dividend of $2.00 per share of mandatory convertible preferred stock. The dividend will be paid on November 15, 2017 to mandatory convertible preferred stockholders of record as of November 1, 2017. The board of directors also declared a fourth quarter cash dividend of $0.07 per share of common stock. The common stock dividend is payable on December 29, 2017 to common stockholders of record on December 15, 2017.
2.    Inventory
As of September 23, 2017 and December 31, 2016, the Company’s inventory included the following:

	September 23, 2017	December 31, 2016
Finished goods	$86,571	$94,858
Work-in-progress	4,058	3,422
Raw materials	12,653	17,183
Manufacturing and maintenance supplies	3,290	2,905
Total inventory	$106,572	$118,368
3.    Debt and Capital Leases
As of September 23, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	September 23, 2017	December 31, 2016
Revolving Credit Facility of $250 million, $243 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 1.50% at September 23, 2017	$—	$—
Term A-1 Loan Facility borrowings maturing through June 2019 bearing interest at LIBOR plus 1.50%, interest rate of 2.74% at September 23, 2017	27,700	30,450
Term A-2 Loan Facility borrowings maturing through June 2021 bearing interest at LIBOR plus 1.08% (after consideration of 0.67% patronage benefit), interest rate of 2.99% at September 23, 2017	249,850	251,300
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	506,412
Capital Lease obligation	3,478	3,676
Total principal payments due	787,440	791,838
Less: original issue discount and debt issuance costs	(7,519)	(8,556)
Total debt	779,921	783,282
Less: Current maturities of long-term debt	(267,028)	(9,593)
Long-term debt	$512,893	$773,689
During the nine months ended September 23, 2017, the Company made $4.2 million in principal repayments on the term loan

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

facilities. Additional principal repayments on the term loan facilities of $268 million were made subsequent to September 23, 2017. As a result, the additional principal amounts paid were reclassified as current maturities of long-term debt on the Company’s condensed consolidated balance sheet.
As of September 23, 2017, principal payments due during the next five years and thereafter are presented in the table below, inclusive of the commitment to make additional principal payments on the term loans as referenced above.

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
Remaining 2017	$129	$60	$69	$267,550
2018	515	230	285	—
2019	515	209	306	5,000
2020	515	187	328	—
2021	515	163	352	5,000
Thereafter	2,533	395	2,138	506,412
Total principal payments	$4,722	$1,244	$3,478	$783,962
4.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at September 23, 2017 and December 31, 2016, using market information and what management believes to be appropriate valuation methodologies:

	September 23, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$379,179	$379,179	$—	$326,655	$326,655	$—
Current derivative assets	16,149	—	16,149	—	—	—
Current maturities of long-term debt	(266,748)	—	(267,550)	(9,327)	—	(9,775)
Fixed-rate long-term debt	(500,140)	—	(488,688)	(499,444)	—	(474,761)
Variable-rate long-term debt	(9,555)	—	(10,000)	(270,836)	—	(271,975)
(a) Table excludes the Company’s capital lease obligation.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Current derivative asset (foreign currency collar) — The fair value is calculated using standard valuation models. Significant inputs in these models include foreign currency future rates. See Note 14 - Pending Acquisition for additional information related to the derivative assets.
Debt — The fair value of fixed-rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable-rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the nine months ended September 23, 2017 is as follows:

Balance, December 31, 2016	$152,910
Expenditures charged to liabilities	(3,419)
Increase to liabilities	2,188
Balance, September 23, 2017	151,679
Less: Current portion	(15,148)
Non-current portion	$136,531
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 23, 2017, the Company estimates this exposure could range up to approximately $67 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
On September 18, 2017, the Company received comments from Washington State Ecology on its feasibility study submitted in February 2015. The Company is currently evaluating the impact of the comments on its proposed remediation plan and cost estimates and expects to complete its evaluation in the first quarter of 2018.
6.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Nine Months Ended
Unrecognized components of employee benefit plans, net of tax	September 23, 2017	September 24, 2016
Balance, beginning of period	$(110,080)	$(109,620)
Defined benefit pension and post-retirement plans (a)
Amortization of losses	8,989	8,676
Amortization of prior service costs	572	581
Amortization of negative plan amendment	(115)	(115)
Tax benefit	(3,353)	(3,261)
Total reclassifications for the period, net of tax	6,093	5,881
Balance, end of period	$(103,987)	$(103,739)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 — Employee Benefit Plans for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Net income	$15,672	$21,567	$29,887	$61,800
Preferred Stock dividends	(3,441)	(1,706)	(10,057)	(1,706)
Net income available for common stockholders	$12,231	$19,861	$19,830	$60,094

Shares used for determining basic earnings per share of common stock	42,427,437	42,360,326	42,388,762	42,266,295
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted shares	1,025,228	368,357	896,066	214,656
Preferred Stock	12,582,057	6,607,423	—	2,243,565
Shares used for determining diluted earnings per share of common stock	56,034,722	49,336,106	43,284,828	44,724,516
Basic earnings per share (not in thousands)	$0.29	$0.46	$0.47	$1.42
Diluted earnings per share (not in thousands)	$0.28	$0.44	$0.46	$1.38
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Stock options	376,434	400,765	376,434	400,765
Restricted stock	726	24,331	5,797	41,466
Performance shares	6,886	2,790	7,228	66,775
Preferred Stock	—	—	12,582,057	—
Total	384,046	427,886	12,971,516	509,006
8.    Other Operating Expense, Net
Other operating expense, net was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Loss on sale or disposal of property, plant and equipment	$(6)	$(133)	$(653)	$(624)
Environmental reserve adjustment	(784)	(272)	(2,188)	(2,909)
Insurance recoveries	—	500	—	897
Miscellaneous (expense) income	(81)	405	(481)	1,216
Total	$(871)	$500	$(3,322)	$(1,420)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    Income Taxes
The Company’s effective tax rate for the three months ended September 23, 2017 and September 24, 2016 was 33.0 percent and 34.4 percent, respectively. For both quarters, the tax rate differs from the federal statutory rate of 35.0 percent primarily due to the domestic manufacturing deduction and nondeductible expenses, while 2017 was also impacted by federal tax credits recognized for the 2016 and 2017 tax years.
The Company’s effective tax rate for the nine months ended September 23, 2017 and September 24, 2016 was 37.6 percent and 35.2 percent, respectively. The current year-to-date effective tax rate differs from the federal statutory rate of 35.0 percent due to the recognition of tax expense from non-vested incentive stock options, partially offset by federal tax credits. Other items impacting the effective tax rate in both year-to-date periods included the domestic manufacturing deduction, state taxes and credits, and nondeductible expenses.
10.    Incentive Stock Plans
The Company’s total stock based compensation cost for the nine months ended September 23, 2017 and September 24, 2016 was $6.5 million and $5.0 million, respectively.
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
The following table summarizes the activity on the Company’s incentive stock awards for the nine months ended September 23, 2017:

	Stock Options		Restricted Stock		Performance-Based Stock Units		Performance-Based Restricted Stock
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	399,012	$31.85	667,899	$11.97	718,891	$10.05	128,038	$41.05
Granted	—	—	284,979	13.36	362,895	14.60	—	—
Forfeited	—	—	(2,355)	9.87	(1,101)	9.80	—	—
Exercised or settled	—	—	(100,600)	11.78	—	—	—	—
Expired or cancelled	(22,578)	15.31	—	—	—	—	(128,038)	41.05
Outstanding at September 23, 2017	376,434	$27.72	849,923	$12.46	1,080,685	$11.58	—	$—
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs that have been recorded are shown in the following tables:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Service cost	$1,184	$1,306	$236	$202
Interest cost	3,318	3,979	198	218
Expected return on plan assets	(5,548)	(5,830)	—	—
Amortization of prior service cost	190	191	—	4
Amortization of losses	2,913	2,835	83	70
Amortization of negative plan amendment	—	—	(38)	(39)
Total net periodic benefit cost	$2,057	$2,481	$479	$455

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Service cost	$3,552	$3,919	$707	$880
Interest cost	9,954	11,937	594	653
Expected return on plan assets	(16,645)	(17,490)	—	—
Amortization of prior service cost	571	571	1	10
Amortization of losses	8,739	8,507	250	169
Amortization of negative plan amendment	—	—	(115)	(115)
Total net periodic benefit cost	$6,171	$7,444	$1,437	$1,597
On September 14, 2017, the Company made a voluntary contribution of $10 million to its pension plan. The Company did not have any mandatory pension contribution requirements in 2017.
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
On June 30, 2017, collective bargaining agreements covering approximately 587 hourly employees at our Jesup plant expired. The parties have continued to work under the terms of the expired contracts while negotiations continue, as has been the practice during past negotiations. While there can be no assurance, we expect to reach agreements with our unions; however, a work stoppage could have a material adverse effect on our business, results of operations and financial condition.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    Guarantees
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 23, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$7,025	$3,264
Surety bonds (b)	59,027	59,002
LTF project (c)	37,197	—
Total financial commitments	$103,249	$62,266

(a)
The letters of credit primarily provide credit support for natural gas purchases and insurance programs. The Company was released from its requirement to provide letters of credit for its financial assurance relating to its environmental remediation and post closure care as of September 23, 2017.

(b)
Rayonier Advanced Materials purchases surety bonds primarily to comply with financial assurance requirements relating to environmental remediation and post closure care and to provide collateral for the Company’s workers’ compensation program. These surety bonds expire at various dates during 2017, 2018 and 2019. They are expected to be renewed annually as required.

(c)
LignoTech Florida entered into a construction contract to build its lignin manufacturing facility. The Company is a guarantor under the contract and is jointly and severally liable for payment of costs incurred to construct the facility. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The facility is expected to be completed in mid-2018.

14.     Pending Acquisition
On May 25, 2017, the Company announced that it entered into an agreement to acquire all of the outstanding common shares of Tembec. Tembec is a leading manufacturer of forest products including lumber, paper pulp, paper, commodity products and cellulose specialties with operations in Canada and France. On July 23, 2017, the agreement was amended. Under the terms of the amendment, Tembec shareholders at their choice will receive C$4.75 in cash or 0.2542 shares of the Company’s common stock, subject to proration to ensure that no more than 66.8% of the aggregate Tembec shares shall receive the per share cash consideration and no more than 33.2% of the aggregate Tembec shares will receive the per share stock consideration. The purchase price of approximately $870 million, which includes the assumption of $481 million of Tembec net debt, is based on the Company’s closing stock price and currency exchange rate as of June 24, 2017. The transaction is expected to be funded with cash on-hand, committed bank financing and the issuance of approximately 8.4 million shares of Company stock.

On August 17, 2017, the Company received commitments from lenders to borrow up to $680 million to fund the Tembec acquisition through the refinancing of existing term loans. Completion of the Tembec transaction is subject to the satisfaction or waiver of certain closing conditions and is expected to be completed in the second half of the fourth quarter of 2017.
In connection with the acquisition of Tembec, the Company entered into a foreign currency collar, a derivative, as an economic hedge of the anticipated cash flows denominated in Canadian dollars. The derivative does not meet the hedging accounting criteria and is being marked-to-market through other non-operating income. See Note 4 - Fair Value Measures for additional information related to the derivative.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company’s derivative positions are presented in the table below:

Derivatives Not Designated as Hedging Instruments	September 23, 2017	December 31, 2016	Balance Sheet Location
Notional amount (in Canadian Dollars)	300,000	$—
Derivative Assets - fair value
Foreign currency collar (a)	$16,163	$—
Derivative Liabilities - fair value
Foreign currency collar (a)	$(14)	$—
Total	$16,149	$—	Other current assets

(a)	The currency collar is subject to an enforceable master netting agreement and is presented net on the balance sheet.
The effect on the statement of income of the outstanding derivative instrument is summarized as follows:

		Gains (Losses) for the periods
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Foreign currency collar	Other non-operating income	$14,087	$—	$16,149	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

On August 17, 2017, we received commitments from lenders to borrow up to $680 million to fund the Tembec acquisition through the refinancing of existing term loans. Completion of the Tembec transaction is subject to the satisfaction or waiver of certain closing conditions and is expected to be completed in the second half of the fourth quarter of 2017.
Guidance and Outlook
The impact of Hurricane Irma and the operational disruption of a major customer’s production will have a significant negative impact on full year guidance, but its impact is expected to be limited to 2017. For the full year 2017, we now expect cellulose specialties sales prices and volumes to decline approximately 4 percent and 5 percent, respectively, from the previous year. The reductions in full year cellulose specialties sales volumes are driven by the negative impact from Hurricane Irma and the previously announced operations upset of a major customer. Additionally, commodity sales volumes are expected to decline 9 percent over the last year. Commodity sales volumes were also impacted by Hurricane Irma and the planned shift in production from absorbent materials to commodity viscose, as well as production issues. As a result, we expect net income of approximately $25 million and pro forma EBITDA of approximately $180 million. Cash flow from operations and adjusted free cash flows are anticipated to be $121 to $126 million and $80 to $85 million, respectively. The Company anticipates capital expenditures of approximately $50 million plus strategic capital spending related to the investment in the LignoTech Florida project of $5 million.

Ethers and other cellulose specialties end-use demand continue to show strength and will provide opportunities for us to expand future sales in these faster growing end-uses. The acquisition of Tembec and its strong position in the ethers end-use, allows us to further diversify our portfolio of products. In acetate, excess capacity coupled with flat demand growth for acetate tow products is creating a very competitive sales environment. We believe our cost transformation efforts and the pending acquisition of Tembec, progress in market optimization and new products, position us well for future growth.

Reconciliation of Guided Non-GAAP measures
Pro forma EBITDA guidance for 2017 of approximately $180 million represents expected 2017 net income of approximately $25 million excluding estimated acquisition related costs, income tax expense, interest expense, net, and depreciation and amortization of $15 million, $14 million, $37 million, and $89 million, respectively.
Adjusted Free Cash Flows Guidance for 2017 of $80 to $85 million represents expected 2017 operating cash flows of $121 to $126 million excluding expected capital expenditures of $50 million.
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

Results of Operations

	Three Months Ended		Nine Months Ended
Financial Information (in millions)	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Net Sales
Cellulose specialties	$167	$173	$482	$513
Commodity products and other	43	34	130	125
Total Net Sales	210	207	612	638

Cost of Sales	(179)	(156)	(511)	(498)
Gross Margin	31	51	101	140
Selling, general and administrative expenses	(13)	(10)	(41)	(26)
Other operating expense, net	—	—	(3)	(2)
Operating Income	18	41	57	112
Interest expense and other, net	(9)	(8)	(25)	(26)
Unrealized gain on derivative instrument	14	—	16	—
Gain on debt extinguishment	—	—	—	9
Income Before Income Taxes	23	33	48	95
Income tax expense	(7)	(11)	(18)	(33)
Net Income Attributable to Rayonier Advanced Materials Inc.	16	22	30	62
Mandatory convertible stock dividends	(4)	(2)	(10)	(2)
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$12	$20	$20	$60

Other Data
Sales Prices ($ per metric ton)
Cellulose specialties	$1,460	$1,495	$1,456	$1,532
Commodity products	$737	$643	$739	$666
Sales Volumes (thousands of metric tons)
Cellulose specialties	114	116	331	335
Commodity products	54	49	167	179

Gross Margin %	14.8%	24.6%	16.5%	21.9%
Operating Margin %	8.5%	19.8%	9.3%	17.6%
Effective Tax Rate %	33.0%	34.4%	37.6%	35.2%

Net Sales (in millions)	September 24, 2016	Changes Attributable to:		September 23, 2017
Three Months Ended		Price	Volume/Mix
Cellulose specialties	$173	$(4)	$(2)	$167
Commodity products and other	34	5	4	43
Total Net Sales	$207	$1	$2	$210
For the three months ended September 23, 2017, net sales increased $3 million or 1 percent. The increase in net sales was driven by improved commodity products sales prices due to a shift in production from absorbent materials to commodity viscose and improved commodity markets resulting in higher sales prices for both commodity viscose and absorbent materials. Commodity sales volumes increased due to timing of revenue recognition for the quarter. These increases were partially offset by a decline in cellulose specialties sales prices of 2 percent, as a result of the previously announced price decreases, and lower cellulose specialties sales volumes. Cellulose specialties sales prices were favorably impacted by improved product mix compared to our full year guidance.

Net Sales (in millions)	September 24, 2016	Changes Attributable to:		September 23, 2017
Nine Months Ended		Price	Volume/Mix
Cellulose specialties	$513	$(25)	$(6)	$482
Commodity products and other	125	12	(7)	130
Total Net Sales	$638	$(13)	$(13)	$612
For the nine months ended September 23, 2017, net sales decreased $26 million or 4 percent. The decrease in net sales was driven by a decline in cellulose specialties sales prices of 5 percent for the period and lower cellulose specialties sales volumes. Cellulose specialties sales price declines reflect a mix of a greater percentage of lower priced cellulose specialties, as well as the previous announced price decreases. Commodity product sales prices improved due to stronger commodity markets resulting in higher sales prices for both commodity viscose and absorbent materials. Commodity product sales volumes decreased due to a shift in production from absorbent materials to commodity viscose and production issues.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Three Months Ended	September 24, 2016	Price	Volume/Sales Mix	Cost	SG&A and other	September 23, 2017
Operating Income	$41	$1	$—	$(20)	$(4)	$18
Operating Margin %	19.8%	0.4%	(0.2)%	(9.6)%	(1.9)%	8.5%

(a)	Computed based on contribution margin.
For the three month period ending September 23, 2017, operating income and margin percentage decreased $23 million, or 11.3 percentage points, versus the prior year comparable period. Third quarter 2017 results primarily reflect higher costs as savings from Cost Transformation were more than offset by costs incurred to achieve additional future savings, the higher production expenses due to sales mix and chemical prices, as well as investments in Market Optimization. In addition, costs increased approximately $5 million as a result of idling the production facilities and other costs associated with Hurricane Irma. Selling, general and administrative and other expenses also increased primarily due to $5 million of transaction costs associated with the acquisition of Tembec.

Operating Income (in millions)		Gross Margin Changes Attributable to (a):
Nine Months Ended	September 24, 2016	Price	Volume/Sales Mix	Cost	SG&A and other	September 23, 2017
Operating Income	$112	$(13)	$(6)	$(20)	$(16)	$57
Operating Margin %	17.6%	(1.7)%	(0.7)%	(3.2)%	(2.7)%	9.3%

(a)	Computed based on contribution margin.
For the nine month period ending September 23, 2017, operating income and margin percentage decreased $55 million, or 8.3 percentage points, versus the prior year comparable period. Year-to-date 2017 results reflect lower cellulose specialties sales prices and lower cellulose specialties and commodity product sales volumes, partially offset by higher commodity product sales prices, as previously discussed. Cost increased as savings from Cost Transformation were more than offset by costs incurred to achieve additional future savings, the higher production expenses due to sales mix and chemical prices, as well as investments in Market Optimization. In addition, costs increased approximately $5 million as a result of idling the production facilities and other costs associated with Hurricane Irma. Selling, general and administrative expenses and other also increased primarily due to $13 million of transaction costs associated with the acquisition of Tembec, higher stock compensation expense and increased marketing costs related to New Products.
Other Non-operating Expense and Income
Interest expense and other, net was $9 million and $25 million for the quarter and year to date 2017 periods, respectively, compared to $8 million and $26 million in the prior year periods, respectively. Interest expense increased in 2017 for both the quarter and year to date periods due to higher LIBOR interest rates on floating rate debt. For the nine months ended September 23, 2017, the increase in interest expense was partially offset by higher interest income due to higher cash balances during the period. See Note 3 — Debt and Capital Leases.
In connection with the acquisition of Tembec, we entered into a foreign currency collar, a derivative, as an economic hedge of the anticipated cash flows denominated in Canadian dollars. The derivative was not deemed a hedge for accounting purposes and, as a result, we recorded unrealized gains on derivative instrument of $14.1 million and $16.1 million in the three and nine month periods ended September 23, 2017. See Note 14 — Pending Acquisition.
In the first quarter of 2016, we recorded a gain on the extinguishment of debt of approximately $9 million as a result of the purchase of $44 million of our 5.50% Senior Notes due 2024.
Income Tax Expense
Our effective tax rate for the three months ended September 23, 2017 and September 24, 2016 was 33.0 percent compared to 34.4 percent, respectively. Our effective tax rate for the nine months ended September 23, 2017 and September 24, 2016 was 37.6 percent and 35.2 percent, respectively. For both the quarter-to date and year-to-date 2016 periods, the effective tax rate differs from the federal statutory rate primarily due to the domestic manufacturing deduction, state taxes and credits and nondeductible expenses. In addition to the factors listed above, the quarter-to date and year-to-date 2017 effective tax rates are also impacted by the accounting treatment of the 2014 employee incentive stock program, which did not pay out as a result of not meeting the required performance criteria. See Note 9 — Income Taxes for additional information.
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
Year to date, our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $10 million. Additionally, our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first, second, and third quarters for a total of approximately $6 million.
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
Our debt agreements contain various customary covenants. At September 23, 2017, we were in compliance with all covenants. Our financial statements do not include significant assets, revenues, covenant EBITDA or liabilities for non-guarantors of our debt as of September 23, 2017.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 23, 2017	December 31, 2016
Cash and cash equivalents (a)	$379	$326
Availability under the Revolving Credit Facility (b)	243	229
Total debt (c)	780	783
Stockholders’ equity	234	212
Total capitalization (total debt plus equity)	1,014	995
Debt to capital ratio	77%	79%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $7 million at September 23, 2017 and $21 million as of December 31, 2016.

(c)	See Note 3 — Debt and Capital Leases for additional information.
During the nine months ended September 23, 2017, the Company made $4.2 million in principal repayments on the term loan facilities. Also, additional principal repayments on the term loan facilities of $268 million were made subsequent to September 23, 2017. As a result, the additional principal amounts paid were reclassified to current maturities of long-term debt on the Company’s condensed consolidated balance sheet. The table below shows the effect of the additional principal repayments on our debt maturities during the next five years and thereafter as of the date of the repayments, September 26, 2017.

(dollars in millions)	Debt Principal Payments
Remaining 2017	$—
2018	—
2019	5
2020	—
2021	5
Thereafter	506
Total principal payments	$516
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Provided by (Used for):	September 23, 2017	September 24, 2016
Operating activities	$118	$181
Investing activities	(44)	(56)
Financing activities	(21)	94
Cash provided by operating activities decreased $63 million primarily due to lower earnings and non-cash adjustments to operating activities, as well as the decline in working capital requirements which occurred in the first quarter of 2016. Cash used for investing activities declined as a result of reduced regulatory capital spending offset by other investing activities. Cash used for financing activities decreased $115 million primarily due to the 2016 issuance of the mandatory convertible preferred stock and lower discretionary debt principal repayments, partially offset by 2017 dividends on preferred stock. See Note 3 — Debt and Capital Leases for additional information.
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
Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

	Three Months Ended		Nine Months Ended
Net Income to EBITDA Reconciliation	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Net Income	$16	$22	$30	$62
Depreciation and amortization	21	23	64	64
Interest, net	9	8	25	26
Income tax expense	7	11	18	33
EBITDA	53	64	137	185
Acquisition related costs	5	—	13	—
Unrealized gain on derivative instrument	(14)	—	(16)	—
Gain on debt extinguishment	—	—	—	(9)
Pro Forma EBITDA	$44	$64	$134	$176
EBITDA and pro forma EBITDA for the three months and nine months ended September 23, 2017 decreased from the prior year period primarily due to lower net income, and related lower income tax expense, driven by lower prices for our cellulose specialties, lower cellulose specialties and commodity products volumes and increased costs.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	September 23, 2017	September 24, 2016
Cash provided by operating activities	$118	$181
Capital expenditures (a)	(41)	(58)
Adjusted Free Cash Flows	$77	$123

Cash used for investing activities	$(44)	$(56)
Cash used for financing activities	$(21)	$94

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first nine months of 2017 were approximately $3 million. There were not any strategic capital expenditures in 2016.

Adjusted free cash flows decreased over the prior year due to lower earnings and non-cash charges, as well as the decline in working capital requirements which occurred in the first quarter of 2016, partially offset by reduced regulatory capital expenditures.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
See Note 13 — Guarantees for details on our letters of credit and surety bonds as of September 23, 2017

The following table includes material changes to our contractual financial obligations as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2017	2018-2019	2020-2021	Thereafter
Natural Gas Forward Purchase (a)	$6	$—	$4	$2	$—
Total contractual cash obligations	$6	$—	$4	$2	$—

(a) Purchase obligation consists of payments expected to be made for natural gas.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Cyclical pricing of commodity market paper pulp is one of the factors which influences prices in the absorbent materials and commodity viscose products. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not directly correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that extend through 2017 to 2019. The pricing provisions of these contracts are typically set in the fourth quarter in the year prior to the shipment.
As of September 23, 2017, we had $278 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 23, 2017 was $489 million compared to the $506 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 23, 2017 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $27 million.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 23, 2017.
During the quarter ended September 23, 2017, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company strongly disagreed with the decision and appealed it, as did EPD. This appeal was heard in the Superior Court of Wayne County, Georgia and on March 17, 2017 the Superior Court Judge issued an order reversing the ALJ’s decision and ordering the permit affirmed as issued by EPD. As such, the Jesup plant is currently operating under the new permit. On April 13, 2017, ARK filed an application with the Georgia Court of Appeals in which it requested that the Court hear its appeal of the Superior Court decision, as the decision to hear such an appeal is discretionary on the part of the Court. The Court has granted the application and ARK has appealed the Superior Court decision.
SEC Inquiry
On June 21, 2016, the Company received a letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in which it requested the Company voluntarily provide to it documents and correspondence with environmental regulators concerning certain former operations of the Company. These documents were requested following the Company’s response to comments from SEC staff regarding certain environmental reserves taken by the Company in the fourth quarter of 2014 and the disclosures made by the Company in connection therewith. In a letter dated August 15, 2017 from SEC staff, the Company was advised that staff would not be recommending enforcement relating to this matter. As such, the Company considers the issues raised in the June 21, 2016 letter closed.
Stockholder Lawsuit
On August 17, 2017, the City of Warren General Employees’ Retirement System filed a putative class action complaint against the Company, Paul Boynton, and Frank Ruperto in the United States District Court, Middle District of Tennessee, Nashville Division. The plaintiffs allege the Company made false statements in filings with the U.S. Securities and Exchange Commission (“SEC”) and other public statements related to certain litigation with Eastman Chemical, a customer of the Company, in 3Q and 4Q 2015, in violation of §§10(b) and 20(a) of the Exchange Act, causing unspecified damages to stockholders of the Company who purchased stock in the Company between October 29, 2014 and August 19, 2015. (The applicable Eastman litigation was resolved via settlement in 2015.) The Company was served with the complaint on August 28, 2017. The Company strongly disagrees with the allegations set forth in the complaint, believes the lawsuit is without merit and will vigorously defend itself in this matter.

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
The acquisition of Tembec is subject to a number of conditions, certain of which are beyond our control and may prevent, delay or otherwise materially adversely affect completion of the acquisition of Tembec. Notably, the completion of the acquisition of Tembec is conditioned on receiving the Final Order by the Quebec Superior Court approving the plan of arrangement, which has been obtained, and key regulatory approvals.
The Tembec acquisition is also subject to regulatory requirements in the United States, Canada, Germany and China. Regulatory clearances in all of these countries have been obtained. Certain other routine and customary approvals are expected shortly.
Any delay in completing the Tembec acquisition could cause the combined company not to realize some or all of the benefits that we expect to achieve if the Tembec acquisition is successfully completed within its expected time frame. In addition, if the Tembec acquisition is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	being required to pay Tembec a termination fee of C$20,000,000, for failure to receive certain regulatory approvals (which have since been received), as provided in the arrangement agreement;

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
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 23, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 25 to July 29	351	$15.72	—	—
July 30 to August 26	—	—	—	—
August 27 to September 23	—	—	—	—
Total	351		—

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1
First Restatement Agreement, dated as of August 17, 2017, among Rayonier Advanced Materials Inc., as Holdings, Rayonier A.M. Products Inc. and Rayonier Performance Fibers, LLC, as Borrowers, certain subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders and L/C issuers party thereto and Bank of America, N.A., as Administrative Agent
Incorporated herein by reference to Exhibit 10.1 to the Registrant’s 8-K filed on August 18, 2017
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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 23, 2017 and September 24, 2016; (ii) the Condensed Consolidated Balance Sheets as of September 23, 2017 and December 31, 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 23, 2017 and September 24, 2016; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: November 2, 2017