Form 10-Q
period 2018-03-31
RAYONIER ADVANCED MATERIALS INC.
filed 2018-05-10
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The registrant had 51,868,409 shares of common stock, $.01 par value per share, outstanding as of May 2, 2018.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	March 25, 2017
Net Sales	$521,992	$201,415
Cost of Sales	(441,640)	(164,046)
Gross Margin	80,352	37,369

Selling, general and administrative expenses	(23,192)	(9,363)
Duties	(8,327)	—
Other operating expense, net	(2,576)	(925)
Operating Income	46,257	27,081
Interest expense	(14,994)	(8,828)
Interest income and other, net	842	481
Other components of net periodic benefit costs	2,194	(1,116)
Income Before Income Taxes	34,299	17,618
Income tax expense (Note 13)	(9,844)	(7,976)
Net Income Attributable to Rayonier Advanced Materials Inc.	24,455	9,642
Mandatory convertible stock dividends	(3,403)	(3,176)
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$21,052	$6,466

Earnings Per Share of Common Stock (Note 10)
Basic earnings per share	$0.41	$0.15
Diluted earnings per share	$0.38	$0.15

Dividends Declared Per Common Share	$0.07	$0.07

Comprehensive Income:
Net Income	$24,455	$9,642
Other Comprehensive Income, net of tax (Note 9)
Foreign currency translation adjustments	7,749	—
Unrealized gain on derivative instruments	1,272	—
Net gain from pension and postretirement plans	2,397	2,030
Total other comprehensive income	11,418	2,030
Comprehensive Income	$35,873	$11,672
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$89,076	$96,235
Accounts receivable, net (Note 2)	180,270	181,298
Inventory (Note 3)	358,149	302,086
Prepaid and other current assets	77,415	66,918
Total current assets	704,910	646,537

Property, Plant and Equipment (net of accumulated depreciation of $1,344,626 for 2018 and $1,309,192 for 2017)	1,408,984	1,407,762
Deferred Tax Assets	392,638	402,846
Intangible Assets, net	57,717	59,869
Other Assets	129,800	125,597
Total Assets	$2,694,049	$2,642,611

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$194,389	$157,925
Accrued and other current liabilities (Note 4)	123,039	127,040
Current maturities of long-term debt (Note 5)	11,274	9,425
Current liabilities for disposed operations (Note 6)	13,453	13,181
Total current liabilities	342,155	307,571

Long-Term Debt (Note 5)	1,226,381	1,232,179
Non-Current Liabilities for Disposed Operations (Note 6)	149,144	150,905
Pension and Other Postretirement Benefits	208,278	212,810
Deferred Tax Liabilities	33,274	32,607
Other Non-Current Liabilities	12,823	12,783

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of March 31, 2018 and December 31, 2017, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 51,856,185 and 51,717,142 issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	519	517
Additional paid-in capital	391,902	392,353
Retained earnings	394,289	377,020
Accumulated other comprehensive loss (Note 9)	(64,733)	(76,151)
Total Stockholders’ Equity	721,994	693,756
Total Liabilities and Stockholders’ Equity	$2,694,049	$2,642,611

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2018	March 25, 2017
Operating Activities
Net income	$24,455	$9,642
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,742	21,533
Stock-based incentive compensation expense	2,480	2,274
Amortization of capitalized debt costs, discount and premium	254	469
Deferred income tax	8,680	5,127
Net periodic benefit cost of pension and postretirement plans	1,647	2,536
Gain on foreign currency exchange	(4,020)	—
Other	1,566	779
Changes in operating assets and liabilities:
Receivables	2,662	(12,956)
Inventories	(55,433)	(3,227)
Accounts payable	33,809	12,734
Accrued liabilities	(5,139)	(8,293)
All other operating activities	(10,543)	8,243
Contributions to pension and other postretirement benefit plans	(2,870)	(553)
Expenditures for disposed operations	(1,774)	(562)
Cash Provided by Operating Activities	32,516	37,746

Investing Activities
Capital expenditures	(29,002)	(13,537)
Cash Used for Investing Activities	(29,002)	(13,537)

Financing Activities
Repayment of debt	(1,661)	(2,165)
Dividends paid on common stock	(3,938)	—
Dividends paid on preferred stock	(3,450)	(3,450)
Proceeds from the issuance of common stock	121	—
Common stock repurchased	(3,050)	(141)
Cash Used for Financing Activities	(11,978)	(5,756)

Cash and Cash Equivalents
Change in cash and cash equivalents	(8,464)	18,453
Net effect of foreign exchange on cash and cash equivalents	1,305	—
Balance, beginning of year	96,235	326,655
Balance, end of period	$89,076	$345,108

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
New Accounting Pronouncements
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
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Tax Effects from AOCI. This guidance permits the reclassification of certain pension or other post employment benefit dangling debits and credits (“dangles”) from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings. The applicable dangles are those recorded as a result of H.R.1, passed on December 22, 2017 (the "Tax Cuts and Jobs Act"), which reduced the U.S. federal tax rate applicable to the Company. The ASU is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has approximately $22 million in applicable dangling debits recorded in AOCI and has not yet determined whether or not it will reclassify this amount.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended and/or clarified by ASU Nos. 2016-08, 2016-10, 2016-12, and 2016-20, a comprehensive new revenue recognition standard. The core principle is that a company should recognize revenue when it transfers control of goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The Company adopted the standard on a modified retrospective basis in the first quarter of 2018, generally recognizing revenue when it transfers control at a point in time. The adoption did not have a material impact to the individual financial statement line items on the Company’s consolidated financial statements because the new standard is not materially different than its previous revenue recognition practices. The following is a discussion of our revenue recognition policy effective January 1, 2018.
Accounting Policy
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer. Generally, title passes upon delivery to the customer at the agreed upon location. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon contractual arrangements with customers or published indices. The Company sells its products both directly to customers and through distributors and agents typically under agreements with payment terms less than 90 days.
The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling costs incurred are recorded in cost of sales. The Company has elected to exclude from net sales any value add, sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and taxes.
Contract Estimates
The nature of certain of the Company's contracts gives rise to variable consideration, which may be constrained, including volume-based rebates to certain customers. The Company issues rebates to customers when they purchase a certain volume level,

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

primarily retrospective volume-based rebates, which are applied retroactively to prior purchases. The Company estimates the level of volumes based on anticipated purchases at the beginning of the period and records a rebate accrual for each purchase toward the requisite rebate volume. These estimated rebates are included in the transaction price of the Company's contracts with customers as a reduction to net sales and are included in accrued customer incentives and prepayments in the consolidated balance sheets (see Note 4 - Accrued and Other Current Liabilities). This methodology is consistent with the manner in which the Company historically estimated and recorded volume-based rebates.
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts.
The Company has certain contracts which contain performance obligations which are not significant in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.
Contract Balances
Contract liabilities primarily relate to prepayments received from the Company's customers before revenue is recognized and volume rebates payable to customers. These amounts are included in accrued customer incentives and prepayments in the consolidated balance sheets (see Note 4 - Accrued and Other Current Liabilities). The Company does not have any material contract assets as of March 31, 2018.
Disaggregated Revenue
In general, the Company's product-lines within its segments are aligned according to the nature and economic characteristics of its products and customer relationships and provide meaningful disaggregation of each business segment's results of operations. Disaggregation of net sales by business segment and product-line are included in Note 14 - Segment Information.
Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  The update was issued to reduce diversity in practice regarding the presentation of eight specific types of cash receipts and cash payments in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The Company adopted the update as of January 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits. The update was issued to improve the presentation of net periodic pension and post retirement benefit cost. The Company adopted the provisions of this guidance in the first quarter of 2018 using the retrospective method. As a result of this update, the Company presented the components of periodic pension and post retirement costs, other than service costs, separately outside of operating income in “Other components of net periodic benefit costs” on the condensed consolidated statement of income. The Company presented the service costs component of net periodic benefit cost in cost of sales and selling, general and administrative expense, which correlates with the related employee compensation costs arising from services rendered during the period. Also in accordance with the new guidance, only the service cost component of the net periodic benefit cost are eligible for capitalization in assets. The update resulted in a change to previously reported amounts, with an increase in operating income of $1 million for the first quarter of 2017, which was offset by a corresponding increase in other components of net periodic benefits costs of $1 million, reflecting the impact of presenting interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains and losses components in non-operating income. The adoption of this guidance had no impact on previously reported earnings or net income.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation. The update provides guidance on how to account for changes to the terms or conditions of stock compensation awards. It is effective for fiscal years beginning after December 15, 2017. The Company adopted the update as of January 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update provides guidance to better align the financial reporting for hedging activities with the economic objectives of those activities. For public business entities, it is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The update requires a modified retrospective transition method which will result in the recognition of a cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company elected to early adopt the new guidance as of January 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through May 10, 2018, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified.
On April 10, 2018, the Company’s board of directors declared a second quarter cash dividend of $2.00 per share of mandatory convertible preferred stock. The dividend will be paid on May 15, 2018 to mandatory convertible preferred stockholders of record as of May 1, 2018.
2.    Accounts Receivable
As of March 31, 2018 and December 31, 2017, the Company’s accounts receivable included the following:

	March 31, 2018	December 31, 2017
Accounts receivable, trade	$142,944	$134,523
Accounts receivable, other (a)	38,137	47,368
Allowance for doubtful accounts	(811)	(593)
Total accounts receivable, net	$180,270	$181,298

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.
3.    Inventory
As of March 31, 2018 and December 31, 2017, the Company’s inventory included the following:

	March 31, 2018	December 31, 2017
Finished goods	$213,809	$190,140
Work-in-progress	18,826	18,889
Raw materials	114,808	82,940
Manufacturing and maintenance supplies	10,706	10,117
Total inventory	$358,149	$302,086

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    Accrued and Other Current Liabilities
As of March 31, 2018 and December 31, 2017, the Company’s accrued and other liabilities included the following:

	March 31, 2018	December 31, 2017
Accrued customer incentives and prepayments	$44,311	$53,522
Accrued payroll and benefits	40,585	48,431
Accrued interest	10,323	3,188
Other current liabilities	27,820	21,899
Total accrued and other liabilities	$123,039	$127,040
5.    Debt and Capital Leases
As of March 31, 2018 and December 31, 2017, the Company’s debt and capital leases include the following:

	March 31, 2018	December 31, 2017
U.S. Revolver of $100 million maturing in November 2022, $92 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.25% at March 31, 2018	$—	$—
Multi-currency Revolver of $150 million maturing in November 2022, $125 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.25% at March 31, 2018	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 2.25%, interest rate of 4.12% at March 31, 2018	180,000	180,000
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 2.00 (after consideration of 0.50% patronage benefit), interest rate of 4.37% at March 31, 2018	448,875	450,000
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	506,412
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from March 2020 through April 2028, secured by certain assets of the Temiscaming plant	98,039	100,881
Other loans	6,018	5,946
Capital Lease obligation	3,340	3,409
Total principal payments due	1,242,684	1,246,648
Less: debt premium, original issue discount and issuance costs	(5,029)	(5,044)
Total debt	1,237,655	1,241,604
Less: Current maturities of long-term debt	(11,274)	(9,425)
Long-term debt	$1,226,381	$1,232,179
During the three months ended March 31, 2018, the Company made $1 million in principal repayments on the term loan facilities.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As of March 31, 2018, debt and capital lease payments due during the next five years and thereafter are as follows:

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
Remaining 2018	$386	$170	$216	$6,912
2019	515	209	306	18,137
2020	515	187	328	23,227
2021	515	163	352	14,555
2022	515	138	377	208,737
Thereafter	2,018	257	1,761	967,776
Total principal payments	$4,464	$1,124	$3,340	$1,239,344

6.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the three months ended March 31, 2018 is as follows:

Balance, December 31, 2017	$164,086
Expenditures charged to liabilities	(1,774)
Increase to liabilities	285
Balance, March 31, 2018	162,597
Less: Current portion	(13,453)
Non-current portion	$149,144
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 31, 2018, the Company estimates this exposure could range up to approximately $67 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
7.    Derivative Instruments
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates. The Company allows for the use of derivative financial instruments to manage interest rate and foreign currency exchange rate exposure, but does not allow derivatives to be used for speculative purposes.
All derivative instruments are recognized on the consolidated balance sheets at their fair value and are either designated as a hedge of a forecasted transaction or undesignated. Changes in the fair value of a derivative designated as a hedge are recorded in other comprehensive income until earnings are affected by the hedged transaction, and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

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
Foreign Currency Exchange Rate Risk
Foreign currency fluctuations affect investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, product shipments, and foreign-denominated debt. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar. Management uses foreign currency forward contracts to selectively hedge its foreign currency cash flow exposure and manage risk associated with changes in currency exchange rates. The Company’s principal foreign currency exposure is to the Canadian dollar, and to a lesser extent, the euro.
The notional amounts and maturity dates of outstanding derivative instruments as of March 31, 2018 are presented below. The Company did not use any derivative instruments during the three months ended March 25, 2017.

	Maturity Date	Notional Amount
Interest Rate Swaps	December 29, 2020	$200,000
Foreign Exchange Forward Contracts	Monthly through June 2018	$147,634
The fair values of derivative instruments included in the consolidated balance sheet as of March 31, 2018 and December 31, 2017 are provided in the below table. See Note 8 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$389	$—
Interest rate swaps	Other assets	2,248	749
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	427

Liabilities:
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(224)	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(30)	—
Total derivatives		$2,383	$1,176

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivative instruments designated as cash flow hedges, the related changes in AOCL and the gains and losses in income for the three months ended March 31, 2018 were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCL into Income
Interest rate swaps	$1,712	Interest Expense	$(176)
Foreign currency contracts	$(224)	Cost of Sales	$—
The effects of derivative instruments not designated as hedging instruments on the statement of income for the three months ended March 31, 2018 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gains (Losses)
Foreign exchange forward contracts	Other operating income (expense), net	$(3,129)
The after-tax amounts of unrealized gains (losses) in AOCL related to hedge derivatives at March 31, 2018 and December 31, 2017 are presented below:

	March 31, 2018	December 31, 2017
Interest rate cash flow hedges	$2,057	$619
Foreign currency cash flow hedges	(166)	—
The amount of future reclassifications from AOCL will fluctuate with movements in the underlying markets.
8.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at March 31, 2018 and December 31, 2017, using market information and what management believes to be appropriate valuation methodologies:

	March 31, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$89,076	$89,076	$—	$96,235	$96,235	$—
Interest rate swaps (a)	2,637	—	2,637	749	—	749
Foreign currency forward contracts (a)	—	—	—	427	—	427

Liabilities (b):
Foreign currency forward contracts (a)	254	—	254	—	—	—
Fixed-rate long-term debt	603,530	—	603,275	606,529	—	611,308
Variable-rate long-term debt	630,786	—	634,894	631,666	—	635,946
(a) These items represent derivative instruments.
(b) Liabilities exclude capital lease obligation.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Derivative instruments — The fair value is calculated based on standard valuation models using quoted prices and market observable data of similar instruments. The interest rate derivatives are based on the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap and therefore is considered Level 2. The foreign currency derivatives are contracts to buy foreign currency at a fixed rate on a specified future date. The foreign exchange rate is

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

observable for the full term of the swap and is therefore considered Level 2. See Note 7 — Derivative Instruments for additional information related to the derivative instruments.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

9.    Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss was comprised of the following:

	Three Months Ended
	March 31, 2018	March 25, 2017
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(81,638)	$(110,080)
Other comprehensive gain (loss) before reclassifications	—	—
Income tax on other comprehensive loss	—	—
Reclassifications to earnings: (a)
Amortization of losses	2,969	2,996
Amortization of prior service costs	143	190
Amortization of negative plan amendment	(38)	(38)
Income tax on reclassifications	(677)	(1,118)
Net comprehensive gain (loss) on employee benefit plans, net of tax	2,397	2,030
Balance, end of quarter	(79,241)	(108,050)

Unrealized gain on derivative instruments, net of tax:
Balance, beginning of year	619	—
Other comprehensive income before reclassifications	1,488	—
Income tax on other comprehensive income	(353)	—
Reclassifications to earnings: (b)
Interest rate contracts	176	—
Foreign exchange contracts	—	—
Income tax on reclassifications	(39)	—
Net comprehensive gain on derivative instruments, net of tax	1,272	—
Balance, end of quarter	1,891	—

Foreign currency translation adjustments:
Balance, beginning of year	4,868	—
Foreign currency translation adjustment	7,749	—
Balance, end of quarter	12,617	—

Accumulated other comprehensive loss, end of quarter	$(64,733)	$(108,050)

(a)	The AOCL components for defined benefit pension and post-retirement plans are included in the computation of net periodic pension cost. See Note 12 — Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense, and reclassifications of foreign currency exchange contracts are recorded in other operating income. Additional details about the reclassifications related to derivative instruments are included in Note 7 —Derivative Instruments.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2018	March 25, 2017
Net income	$24,455	$9,642
Preferred Stock dividends	(3,403)	(3,176)
Net income available for common stockholders	$21,052	$6,466

Shares used for determining basic earnings per share of common stock	51,127,726	42,348,148
Dilutive effect of:
Stock options	5,669	—
Performance and restricted stock	1,472,839	748,212
Preferred stock	11,371,718	—
Shares used for determining diluted earnings per share of common stock	63,977,952	43,096,360
Basic earnings per share (not in thousands)	$0.41	$0.15
Diluted earnings per share (not in thousands)	$0.38	$0.15
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 31, 2018	March 25, 2017
Stock options	288,464	386,164
Performance and restricted stock	363	245,536
Preferred stock	—	13,198,148
Total anti-dilutive instruments	288,827	13,829,848
11.    Incentive Stock Plans
The Company’s total stock based compensation cost for the three months ended March 31, 2018 and March 25, 2017 was $2 million and $2 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first three months of 2018. The 2018 restricted stock unit awards vest over three years. The 2018 performance-based stock unit awards are measured against an internal return on invested capital target and a synergy target set in connection with the 2017 acquisition of Tembec, Inc. Depending on performance against the targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded. The total number of common stock awards granted will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which could result in a final common stock issuance of 0 to 250 percent of the performance-based stock units awarded.
In March 2018, the performance-based share units granted in 2015 were settled at an average of 152 percent of the performance-based stock units awarded, resulting in the issuance of approximately 288,703 shares of common stock.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the activity on the Company’s incentive stock awards for the three months ended March 31, 2018:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	373,058	$32.25	848,371	$12.47	1,080,067	$11.58
Granted	—	—	221,092	20.39	446,654	22.77
Forfeited	—	—	(4,307)	11.17	(3,646)	11.43
Exercised or settled	(7,293)	17.34	(153,919)	19.23	(190,320)	17.50
Expired or cancelled	(40,976)	27.56	—	—	—	—
Outstanding at March 31, 2018	324,789	$33.20	911,237	$10.97	1,332,755	$14.65

12.    Employee Benefit Plans
The Company has defined benefit pension and other postretirement plans covering certain union and non-union employees, primarily in the U.S., Canada and France. The defined benefit pension plans are closed to new participants. Employee defined benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events.
The net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
Service cost	$3,099	$1,184	$742	$236
Interest cost	8,255	3,318	335	198
Expected return on plan assets	(13,858)	(5,548)	—	—
Amortization of prior service cost	143	190	—	—
Amortization of losses	2,912	2,913	57	83
Amortization of negative plan amendment	—	—	(38)	(38)
Total net periodic benefit cost	$551	$2,057	$1,096	$479
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost, amortization of losses and amortization of negative plan amendment are included in other components of net periodic benefit costs on the condensed consolidated statement of income.
13.    Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2018 and March 25, 2017 was 28.7 percent and 45.3 percent, respectively. The rate in 2018 differs materially from 2017 due to the U.S. passing of “H.R. 1” (the “Tax Act”), which included, among other material changes, a federal rate reduction from 35 percent to 21 percent.
The 2018 effective tax rate differs from the federal statutory rate of 21 percent primarily due to differences in statutory rates from foreign operations, which increased the effective tax rate by 3.9 percent, the U.S. inclusion of Global Intangible Low-Taxed Income (“GILTI”) (an increase of 1.3 percent), nondeductible executive compensation (an increase of 1.7 percent), and nondeductible foreign losses (an increase of 1.5 percent), partially offset by a return to accrual adjustment related to nondeductible deal costs recognized in 2017 (an decrease of 1.4 percent).

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company has the option to either treat taxes due on future GILTI income as a current period expense when incurred (the “period cost method”) or factor in such amounts in the Company’s measurement of its deferred taxes (the “deferred method”). As of the quarter ended March 31, 2018, the Company has not made a policy decision regarding how to record taxes on GILTI.
Due to significant complexity of the Tax Act, the Company has not completed all accounting for the income tax effects of certain elements of the Tax Act. Where possible, the Company made reasonable estimates of certain effects and therefore recorded provisional adjustments to the income tax expense on December 31, 2017. Implementation guidance from the Internal Revenue Service, clarifications of state tax law, and completion of the Company’s 2017 tax return filings could all impact these estimates.
There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2017.
14.    Segment Information
The Company has currently divided its operations into five reportable segments: High Purity Cellulose, Forest Products, Pulp, Paper and Corporate. The Corporate operations consist primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. The Company does not currently allocate the cost of maintaining these support functions to its operating units.
The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of wood chips sales from Forest Products to High Purity Cellulose, Pulp and Paper segments and high-yield pulp sales from Pulp to Paper. Intersegment sales prices are at rates that approximate market.

Net sales, disaggregated by product-line, was comprised of the following for the three months ended:

	March 31, 2018	March 25, 2017
High Purity Cellulose
Cellulose Specialties	$209,127	$156,899
Commodity Products	42,747	42,086
Other sales (a)	30,509	2,430
Total High Purity Cellulose	282,383	201,415
Forest Products
Lumber	78,380	—
Other sales (b)	20,806	—
Total Forest Products	99,186	—
Pulp
High-yield pulp	85,155	—
Paper
Paperboard	47,791	—
Newsprint	27,516	—
Total Paper	75,307	—
Eliminations	(20,039)	—
Total net sales	$521,992	$201,415
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips, and other by-products to other segments and third-parties

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Operating income by segment was comprised of the following for the three months ended:

	March 31, 2018	March 25, 2017
High Purity Cellulose	$21,311	$34,496
Forest Products	10,637	—
Pulp	22,711	—
Paper	2,926	—
Corporate	(11,328)	(7,415)
Total operating income	$46,257	$27,081
Identifiable assets by segment were as follows:

	March 31, 2018	December 31, 2017
High Purity Cellulose	$1,699,763	$1,671,107
Forest Products	193,065	154,258
Pulp	88,115	83,081
Paper	248,000	245,746
Corporate	465,106	488,419
Total identifiable assets	$2,694,049	$2,642,611
15.    Commitments and Contingencies
Commitments
The following table includes the material additions of energy purchase contracts to the contractual financial obligations presented in Note 20 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. The future minimum payments under these energy purchase obligations are presented as of March 31, 2018. The payment amounts are estimates and may vary based on changes in actual price and volumes terms.

Purchase Obligations
2018	$16,755
2019	1,696
2020	1,696
2021	—
2022	—
Thereafter	—
Total	$20,147
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
As of March 31, 2018, collective bargaining agreements covering approximately 650 unionized employees had expired. In all cases, the parties have continued to work under the terms of the expired contracts while negotiations continue. While there can

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

be no assurances, the Company expects to reach agreements with its unions. However, a work stoppage could have a material adverse effect on its business, results of operations and financial condition.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 31, 2018, the Company had $64 million of various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $85 million as of March 31, 2018, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility, which is expected to begin operations in mid-2018. The Company is a guarantor under the contract and is jointly and severally liable for payment of costs incurred to construct the facility. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at March 31, 2018 was $31 million.
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
16.    Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information was comprised of the following for the three months ended:

	March 31, 2018	March 25, 2017
Cash paid (received) during the period:
Interest	$7,678	$1,775
Income taxes	6,567	11
Non-cash investing and financing activities:
Capital assets purchased on account	$14,053	$4,780
Capital lease obligation	3,340	3,611

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Report.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2017 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
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
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:

•
Our businesses we operate are highly competitive and many of them are cyclical, which may result in fluctuations in pricing and volume that can adversely impact our business, financial condition and results of operations.

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

•	Changes in raw material and energy availability and prices could affect our results of operations and financial condition.

•	The availability of, and prices for, wood fiber may significantly impact our business, results of operations and financial condition.

•	We are subject to risks associated with manufacturing and selling products and otherwise doing business outside of the United States.

•	Our operations require substantial capital for ongoing maintenance, repair and replacement of existing facilities and equipment.

•	Currency fluctuations may have a negative impact on our business, financial condition and results of operations.

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

•	We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.

•	Challenges in the commercial and credit environments may materially adversely affect our future access to capital.

•
We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

•	The inability to effectively integrate the Tembec acquisition, and any future acquisitions we may make, may affect our results.

•	We may not achieve the benefits anticipated from our previously-announced transformation plan.
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

Business
In November 2017, we acquired Tembec Inc. (“Tembec”) which was engaged in the manufacture of cellulose specialties, commodity products, forest products and pulp & paper (the “Acquisition”). The Acquisition created a combined company with leading positions in acetate and ethers high purity cellulose end-use markets, as well as, a more diversified earnings stream given the addition of the forest products, pulp and paper businesses. Consequently, we now operate in the following business segments:
High Purity Cellulose
We manufacture and market high purity cellulose, which is sold as either cellulose specialties or commodity products. We are the leading global producer of cellulose specialties, which are primarily used in dissolving chemical applications that require a highly purified form of cellulose. Pricing for our cellulose specialties products is typically set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements. Our commodity products, primarily consist of commodity viscose and absorbent materials. Commodity viscose is a raw material required for the manufacture of viscose staple fibers which are used in woven and non-woven applications. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in consumer products. Pricing for commodity products is typically referenced to published indexes or based on publicly available spot market prices. Sales of resins, chemicals, and energy, a majority of which are by-products, are included in the high purity cellulose segment.
Our four production facilities, located in the U.S., Canada and France, have a combined annual production capacity of approximately 775,000 metric tons of cellulose specialties or commodity products. Additionally, we have dedicated approximately 245,000 metric tons of production to commodity products.
Wood fiber, chemicals, and energy represent approximately 35 percent, 15 percent and 5 percent, respectively, of the per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Forest Products
We manufacture and market high-quality construction-grade lumber in North America. The lumber, primarily spruce, pine, or fir, is used in the construction of residential and multi-family homes, light industrial and commercial facilities, and the home repair and remodel markets. The chips, manufactured as a by-product of the lumber manufacturing process, are used in our Canadian High Purity Cellulose and Pulp & Paper plants. Pricing for lumber is typically referenced to published indexes marketed through our internal sales team. Our seven production facilities located in Canada have a targeted capacity of approximately 770 million board feet of lumber.
Wood and energy represents approximately 47 percent and 5 percent, respectively, of the per million board feet cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Pulp
We manufacture and market high-yield pulp which is used by paper manufacturers to produce paperboard, packaging, printing and writing papers and a variety of other paper products. Pricing high-yield is typically referenced to published indices marketed through our internal sales team. Our two production facilities located in Canada have the capacity to produce 570,000 metric tons of high-yield pulp.
Wood fiber, chemicals, and energy represent approximately 28 percent, 16 percent and 15 percent, respectively, of the per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Paper
We manufacture and market paperboard and newsprint. Paperboard is used for printing documents, brochures, promotional materials, paperback book or catalog covers, file folders, tags, and tickets. Newsprint is a paper grade used to print newspapers, advertising materials and other publications.
Pricing for paperboard and newsprint is typically referenced to published indices and marketed through our internal sales team. Our two production facilities located in Canada have the capacity to produce 180,000 metric tons of paperboard and 205,000 metric tons of newsprint.
Wood fiber, chemicals, and energy represent approximately 40 percent, 11 percent and 8 percent, respectively, of the per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Outlook
High Purity Cellulose
Cellulose specialties prices are anticipated to decline 4 to 5 percent in 2018 with flat to slightly lower sales volumes. However, with the significant production issues resolved and energy prices returned to normal levels along with typical seasonality in the business, we expect improved profitability for the segment through the remainder of the year.
Forest Products
Lumber prices are expected to remain near first quarter levels in the second quarter as seasonal demand and duties, imposed on Canadian lumber imports to the U.S., support prices. Increases in lumber prices have been offsetting the impact of duties. These duties are anticipated to affect approximately 50 percent of the sales in this segment and reduce EBITDA by approximately $30 million during 2018, but should not impact sales volumes.
Pulp
High-yield pulp prices are currently at historically high levels due to increased Chinese demand driven primarily by the reduction of imports of recycled fiber. Demand and prices are expected to remain strong in the second quarter before moderating in the back-half of the year.
Paper
In paperboard, markets are expected to remain stable to slightly improved though peak pulp prices, which benefit our high-yield pulp, will impact the cost of raw materials. In newsprint, reduced industry production capacity and duties have led to higher prices. However, profitability is expected to remain flat due to the impact of duties.
Capital Allocation and Investment
We anticipate to spend approximately $100 to $110 million in maintenance capital expenditures across the businesses in 2018. In addition, we anticipate spending approximately $45 million on high-return strategic projects in 2018. These strategic opportunities are predominantly focused in the High Purity Cellulose and Forest Products segments with an average pay-back of less than 2 years.
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
Realizability of both recorded and unrecorded tax assets and tax liabilities
We have recorded certain deferred tax assets we believe are more likely than not to be realized in future periods. The recognition of these tax assets is based on our analysis of both positive and negative evidence about the future realization of the tax benefit of each existing deductible temporary difference or carryforward. Future realization is based on the existence of sufficient taxable income of the appropriate character, within the appropriate taxing jurisdiction (for example country, state or province), and within the carryback and carryforward periods available under the applicable tax laws. Tax assets are reviewed periodically for realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax assets. If the review indicates the realizability may be less than likely, a valuation allowance is recorded.
Our income tax returns are subject to examination by U.S. federal and state taxing authorities as well as foreign jurisdictions, including Canada and France. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 13 — Income Taxes of our consolidated financial statements for more information.

For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
Results of Operations

Financial Information	Three Months Ended		%
(in millions, except percentages)	March 31, 2018	March 25, 2017	Change
Net Sales	$522	$201	159.7%
Cost of Sales	(442)	(164)
Gross Margin	80	37	116.2%
Selling, general and administrative expenses	(23)	(9)
Duties	(8)	—
Other operating expense, net	(3)	(1)
Operating Income	46	27	70.4%
Interest expense	(15)	(9)
Interest income and other income (expense), net	3	—
Income Before Income Taxes	34	18	88.9%
Income Tax Expense	(10)	(8)
Net Income	$24	$10	140.0%

Gross Margin %	15.4%	18.6%
Operating Margin %	8.9%	13.4%
Effective Tax Rate %	28.7%	45.3%
Net sales by segment were as follows:

Net sales (in millions)	March 31, 2018	March 25, 2017
High Purity Cellulose	$282	$201
Forest Products	99	—
Pulp	85	—
Paper	76	—
Eliminations	(20)	—
Total net sales	$522	$201
Net sales increased $321 million or approximately 160 percent primarily due to the Acquisition. For further discussion of changes in net sales, see the discussion of operating results by segment.
Operating income (loss) by segment was as follows:

Operating income (loss) (in millions)	March 31, 2018	March 25, 2017
High Purity Cellulose	$21	$34
Forest Products	10	—
Pulp	23	—
Paper	3	—
Corporate	(11)	(7)
Total operating income	$46	$27
Operating income increased $19 million or approximately 70 percent primarily due to the Acquisition. For further discussion of changes of operating income, see the discussion of operating results by segment.

Non-operating Expenses
Interest expense was $15 million for the quarter ended March 31, 2018 compared to $9 million in the prior year. Interest expense increased in 2018 due to higher debt balances and interest rates associated with the debt used to finance the Acquisition. See Note 5 — Debt and Capital Leases.
Interest income and other expense, net increased primarily due to the favorable impact of Tembec’s pension plans on other components of net periodic pension costs. See Note 12 — Employee Benefit Plans.
Income Tax Expense
Our effective tax rate for the three months ended March 31, 2018  and March 25, 2017 was 28.7 percent and 45.3 percent, respectively. The decrease is primarily due to lower tax rates in the United States as a result of the Tax Cut and Jobs Act enacted in December of 2017. Additionally, the first quarter of 2017 effective tax rate was unfavorably impacted by the accounting for 2014 employee incentive stock program, which did not pay out as a result of not meeting the required performance criteria. See Note 13 — Income Taxes for additional information.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended
	March 31, 2018	March 25, 2017
Net Sales	$282	$201
Operating income	21	34
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,375	$1,473
Commodity Products	803	718
Sales Volumes (thousands of metric tons):
Cellulose Specialties	152	107
Commodity Products	53	59
Changes in net sales are as follows:

	March 25, 2017	Changes Attributable to:			March 31, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Cellulose Specialties	$157	$(8)	$(4)	$64	$209
Commodity Products	42	3	(11)	9	43
Other sales (a)	2	—	—	28	30
Total Net Sales	$201	$(5)	$(15)	$101	$282
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
Excluding the Acquisition, cellulose specialties sales prices declined approximately 5 percent due to lower pricing, as expected. Cellulose specialties and commodity product sales volumes, excluding the impact of the Acquisition, decreased due to the timing of annual maintenance outages and production issues at the Jesup and Tartas plants.
Changes in operating income are as follows:

		Gross Margin Changes Attributable to (a):
(in millions)	March 25, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	March 31, 2018
Operating Income	$34	$(5)	$(7)	$(9)	$14	$(6)	$21
Operating Margin %	16.9%	(2.1)%	(2.7)%	(5.0)%	2.4%	(2.1)%	7.4%
(a) Volume/Sales Mix computed based on contribution margin.

Operating income decreased $13 million or 38 percent as lower sales prices and volume, as previously discussed, as well as higher one-time energy costs due to the unusually cold weather in the southeastern U.S. in January, were partially off-set by the Acquisition. SG&A and other costs increased due to the Acquisition.
Forest Products

	Three Months Ended
	March 31, 2018	March 25, 2017
Net Sales	$99	$—
Operating income	10	—
Average Sales Prices ($ per thousand board feet):
Lumber	$480	$—
Sales Volumes (millions of board feet):
Lumber	163	—
Changes in net sales are as follows:

	March 25, 2017	Changes Attributable to:			March 31, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Lumber	$—	$—	$—	$78	$78
Other sales (a)	—	—	—	21	21
Total Net Sales	$—	$—	$—	$99	$99
(a) Other sales include sales of logs, wood chips, and other by-products to other segments and third-parties
Net sales for the forest products increased due to the Acquisition.
Changes in operating income are as follows:

		Gross Margin Changes Attributable to (a):
(in millions)	March 25, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	March 31, 2018
Operating Income	$—	$—	$—	$—	$18	$(8)	$10
Operating Margin %	—%	—%	—%	—%	18.2%	(8.1)%	10.1%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income for forest products increased due to the Acquisition. Included in SG&A and other is approximately $7 million in duties paid for lumber sold into the United States.
Pulp

	Three Months Ended
	March 31, 2018	March 25, 2017
Net Sales	$85	$—
Operating income	23	—
Average Sales Prices ($ per metric tons) (a):
High-yield pulp	$654	$—
Sales Volumes (in thousands of metric tons) (a):
High-yield pulp	120	—
(a) Average sales prices and volumes for external sales only. The Pulp segment sold approximately 16,000 MT of high-yield pulp for $7 million to the Paper segment for the production of paperboard.

Changes in net sales are as follows:

	March 25, 2017	Changes Attributable to:			March 31, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
High-yield pulp	$—	$—	$—	$85	$85
Net sales for pulp increased due to the Acquisition.
Changes in operating income are as follows:

		Gross Margin Changes Attributable to (a):
(in millions)	March 25, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	March 31, 2018
Operating Income	$—	$—	$—	$—	$25	$(2)	$23
Operating Margin %	—%	—%	—%	—%	29.4%	(2.3)%	27.1%
(a) Computed based on contribution margin.
Operating income for the pulp division increased due to the Acquisition.
Paper

	Three Months Ended
	March 31, 2018	March 25, 2017
Net Sales	$76	$—
Operating income	3	—
Average Sales Prices ($ per metric ton):
Paperboard	$1,154	$—
Newsprint	530	—
Sales Volumes (in metric tons):
Paperboard	41	—
Newsprint	52	—
Changes in net sales are as follows:

	March 25, 2017	Changes Attributable to:			March 31, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Paperboard	$—	$—	$—	$48	$48
Newsprint	—	—	—	28	28
Total Net Sales	$—	$—	$—	$76	$76
Net sales for paper increased due to the Acquisition.
Changes in operating income are as follows:

		Gross Margin Changes Attributable to (a):
(in millions)	March 25, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	March 31, 2018
Operating Income	$—	$—	$—	$—	$7	$(4)	$3
Operating Margin %	—%	—%	—%	—%	9.2%	(5.3)%	3.9%
(a) Computed based on contribution margin.

Operating income for paper increased due to the Acquisition. Included in SG&A and other is approximately $1 million in duties paid for newspaper sold into the United States and approximately $2 of intangibles amortization expense.
Corporate

	Three Months Ended
	March 31, 2018	March 25, 2017
Operating loss	$(11)	$(7)
Corporate SG&A and other increased as a result of the Acquisition.
Liquidity and Capital Resources
Cash flows from operations have historically been our primary source of liquidity and capital resources. We believe our cash flows and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, dividend payments, defined benefit plan contributions, repayment of debt maturities and authorized share repurchases.
Year to date, our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $4 million. Additionally, our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first quarter for a total of approximately $4 million.
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
Our debt agreements contain various customary covenants. At March 31, 2018, we were in compliance with all covenants. Our financial statements include assets of $1,460 million, revenue of $338 million, covenant EBITDA of $245 million and liabilities of $1,097 million for non-guarantors of our debt as of March 31, 2018.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 31, 2018	December 31, 2017
Cash and cash equivalents (a)	$89	$96
Availability under the Revolving Credit Facility (b)	217	216
Total debt (c)	1,237	1,241
Stockholders’ equity	722	694
Total capitalization (total debt plus equity)	1,959	1,935
Debt to capital ratio	63%	64%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $33 million at March 31, 2018 and $34 million at December 31, 2017.

(c)	See Note 5 — Debt and Capital Leases for additional information.
During the three months ended March 31, 2018, the Company made $1 million in principal repayments on the term loan facilities.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Provided by (Used for):	March 31, 2018	March 25, 2017
Operating activities	$33	$38
Investing activities	(29)	(14)
Financing activities	(12)	(5)
Cash provided by operating activities decreased $5 million primarily due to increased earnings that were more than offset by higher working capital requirements as a result of seasonal wood inventory purchases. Cash used for investing activities increased $15 million as a result of higher capital spending requirements as a result of the Acquisition and increased spending on strategic capital spending. Cash used for financing activities increased $7 million primarily due to the timing of our common stock dividend payment and the repurchase of common stock related to tax withholding requirements associated with the issuance of stock under the Company’s long-term incentive plan. See Note 5 — Debt and Capital Leases for additional information.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA and adjusted free cash flows. These measures are not defined by GAAP and the discussion of EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA as a performance measure and adjusted free cash flows as a liquidity measure.
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. EBITDA is not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Net Income to EBITDA for the respective periods (in millions of dollars):

Three Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
March 31, 2018
Net Income	$10	$23	$5	$25	$(39)	$24
Depreciation and amortization	2	1	5	29	—	37
Interest expense, net	—	—	—	—	15	15
Income tax expense	—	—	—	—	10	10
EBITDA	$12	$24	$10	$54	$(14)	$86

March 25, 2017
Net Income	$—	$—	$—	$33	$(23)	$10
Depreciation and amortization	—	—	—	22	—	22
Interest expense, net	—	—	—	—	8	8
Income tax expense	—	—	—	—	8	8
EBITDA	$—	$—	$—	$55	$(7)	$48
EBITDA for the three months ended March 31, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	March 31, 2018	March 25, 2017
Cash provided by operating activities	$33	$38
Capital expenditures (a)	(20)	(14)
Adjusted Free Cash Flows	$13	$24

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first three months of 2018 were approximately $9 million. Strategic capital expenditures for the first quarter of 2017 were less than a million.

Adjusted free cash flows decreased primarily due to lower operating cash flows and increased capital expenditure requirements from the Acquisition.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
The following table includes the material additions of energy purchase contracts to the contractual financial obligations as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. These purchase obligations consists of payments expected to be made for energy.

Purchase Obligations
2018	$16
2019	2
2020	2
2021	—
2022	—
Thereafter	—
Total	$20
See Note 15 — Commitments and Contingencies for details on our letters of credit and surety bonds as of March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates, currency and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. See Note 7 — Derivative Instruments for additional information.
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts. The principal objective of such contracts is to minimize the potential volatility and financial impact of changes in foreign currency exchange rates. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, given their size and financial strength, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.

The prices, sales volumes and margins of the commodity products of our High Purity Cellulose segment and all the products of the Forest Product, Pulp and Paper segments have historically been cyclically affected by economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates. In general, these products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. They are not directly correlated to commodity paper pulp prices. In addition, a majority of our cellulose specialties products are under long-term volume contracts that expire between 2018 and 2020.
As of March 31, 2018, we had $635 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $6 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 31, 2018 was $603 million compared to the $604 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2018.
During the quarter ended March 31, 2018, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
There have been no material changes to the legal proceedings previously disclosed in Part I, Item 3, of our 2017 Annual Report on Form 10-K during the period covered by this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 3	36,499	$20.35	—	—
February 4 to March 3	119,273	19.66	—	—
March 4 to March 31	—	—	—	—
Total	155,772		—

(a)	Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2018 and March 25, 2017; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and March 25, 2017; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: May 10, 2018