Form 10-Q
period 2018-06-30
RAYONIER ADVANCED MATERIALS INC.
filed 2018-08-09
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The registrant had 51,213,181 shares of common stock, $.01 par value per share, outstanding as of August 1, 2018.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net Sales	$541,720	$201,226	$1,063,711	$402,641
Cost of Sales	(440,242)	(166,929)	(881,880)	(330,976)
Gross Margin	101,478	34,297	181,831	71,665

Selling, general and administrative expenses	(24,734)	(18,301)	(47,926)	(27,663)
Duties	(11,536)	—	(19,864)	—
Other operating income (expense), net	1,014	(1,526)	(1,561)	(2,451)
Operating Income	66,222	14,470	112,480	41,551
Interest expense	(15,169)	(9,209)	(30,163)	(18,037)
Interest income and other, net	4,565	654	5,406	1,135
Other components of net periodic benefit costs	2,199	(1,116)	4,393	(2,232)
Adjustment to gain on bargain purchase	14,661	—	14,661	—
Gain on derivative instrument	—	2,062	—	2,062
Income Before Income Taxes	72,478	6,861	106,777	24,479
Income tax expense (Note 13)	(19,089)	(2,288)	(28,933)	(10,264)
Net Income Attributable to Rayonier Advanced Materials Inc.	53,389	4,573	77,844	14,215
Mandatory convertible stock dividends	(3,440)	(3,441)	(6,843)	(6,616)
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$49,949	$1,132	$71,001	$7,599

Earnings Per Share of Common Stock (Note 10)
Basic earnings per share	$0.97	$0.03	$1.38	$0.18
Diluted earnings per share	$0.83	$0.03	$1.22	$0.18

Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

Comprehensive Income:
Net Income	$53,389	$4,573	$77,844	$14,215
Other Comprehensive Income, net of tax (Note 9)
Foreign currency translation adjustments	(16,000)	—	(8,251)	—
Unrealized gain on derivative instruments	(8,334)	—	(7,062)	—
Net gain from pension and postretirement plans	2,398	2,031	4,795	4,061
Total other comprehensive income	(21,936)	2,031	(10,518)	4,061
Comprehensive Income	$31,453	$6,604	$67,326	$18,276
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$79,809	$96,235
Accounts receivable, net (Note 2)	189,362	181,298
Inventory (Note 3)	327,339	302,086
Prepaid and other current assets	99,802	66,918
Total current assets	696,312	646,537

Property, Plant and Equipment (net of accumulated depreciation of $1,370,681 for 2018 and $1,309,192 for 2017)	1,398,236	1,407,762
Deferred Tax Assets	388,956	402,846
Intangible Assets, net	55,965	59,869
Other Assets	130,980	125,597
Total Assets	$2,670,449	$2,642,611

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$183,614	$157,925
Accrued and other current liabilities (Note 4)	115,485	127,040
Current maturities of long-term debt (Note 5)	9,553	9,425
Current liabilities for disposed operations (Note 6)	12,817	13,181
Total current liabilities	321,469	307,571

Long-Term Debt (Note 5)	1,214,560	1,232,179
Non-Current Liabilities for Disposed Operations (Note 6)	147,581	150,905
Pension and Other Postretirement Benefits	203,292	212,810
Deferred Tax Liabilities	30,975	32,607
Other Non-Current Liabilities	13,633	12,783

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of June 30, 2018 and December 31, 2017, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 51,222,572 and 51,717,142 issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	512	517
Additional paid-in capital	395,326	392,353
Retained earnings	429,753	377,020
Accumulated other comprehensive income (loss) (Note 9)	(86,669)	(76,151)
Total Stockholders’ Equity	738,939	693,756
Total Liabilities and Stockholders’ Equity	$2,670,449	$2,642,611

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2018	June 24, 2017
Operating Activities
Net income	$77,844	$14,215
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,533	42,498
Stock-based incentive compensation expense	6,500	5,012
Amortization of capitalized debt costs, discount and premium	512	936
Deferred income tax	25,916	6,355
Gain on bargain purchase	(13,306)	—
Net periodic benefit cost of pension and postretirement plans	2,867	5,073
Gain on foreign currency exchange	(7,525)	—
Other	2,559	(10)
Changes in operating assets and liabilities:
Receivables	(5,712)	(1,597)
Inventories	(26,164)	4,743
Accounts payable	22,459	25,683
Accrued liabilities	(22,321)	(5,089)
All other operating activities	(34,929)	(8,122)
Contributions to pension and other postretirement benefit plans	(5,586)	(1,241)
Expenditures for disposed operations	(4,422)	(1,800)
Cash Provided by Operating Activities	89,225	86,656

Investing Activities
Capital expenditures	(63,621)	(32,369)
Cash Used for Investing Activities	(63,621)	(32,369)

Financing Activities
Repayment of debt	(12,368)	(2,231)
Dividends paid on common stock	(7,499)	(2,966)
Dividends paid on preferred stock	(6,900)	(6,900)
Proceeds from the issuance of common stock	342	—
Common stock repurchased	(14,529)	(147)
Cash Used for Financing Activities	(40,954)	(12,244)

Cash and Cash Equivalents
Change in cash and cash equivalents	(15,350)	42,043
Net effect of foreign exchange on cash and cash equivalents	(1,076)	—
Balance, beginning of year	96,235	326,655
Balance, end of period	$79,809	$368,698

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
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Tax Effects from AOCI. This guidance permits the reclassification of certain pension or other post employment benefit dangling debits and credits (“dangles”) from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to retained earnings. The applicable dangles are those recorded as a result of H.R.1, passed on December 22, 2017 (the "Tax Cuts and Jobs Act"), which reduced the U.S. federal tax rate applicable to the Company. The ASU is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has approximately $22 million in applicable dangling debits recorded in AOCI and has not yet determined whether or not it will reclassify this amount.
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
Contract Balances
Contract liabilities primarily relate to prepayments received from the Company's customers before revenue is recognized and volume rebates payable to customers. These amounts are included in accrued customer incentives and prepayments in the consolidated balance sheets (see Note 4 - Accrued and Other Current Liabilities). The Company does not have any material contract assets as of June 30, 2018.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits. The update was issued to improve the presentation of net periodic pension and post retirement benefit cost. The Company adopted the provisions of this guidance in the first quarter of 2018 using the retrospective method. As a result of this update, the Company presented the components of periodic pension and post retirement costs, other than service costs, separately outside of operating income in “Other components of net periodic benefit costs” on the condensed consolidated statement of income. The Company presented the service costs component of net periodic benefit cost in cost of sales and selling, general and administrative expense, which correlates with the related employee compensation costs arising from services rendered during the period. Also in accordance with the new guidance, only the service cost component of the net periodic benefit cost are eligible for capitalization in assets. The update resulted in a change to previously reported amounts, with an increase in 2017 operating income of $1 million for the second quarter and $2 million year to date, which was offset by a corresponding increase in other components of net periodic benefits costs of $1 million for the quarter and $2 million year to date, reflecting the impact of presenting interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains and losses components in non-operating income. The adoption of this guidance had no impact on previously reported earnings or net income.
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
Adjustment to Gain on Bargain Purchase
In connection with the acquisition of Tembec Inc. (“Tembec”) on November 17, 2017 (the “Acquisition”), the Company recognized a $317 million preliminary gain on bargain purchase, which represented the excess of the estimated fair value of the net assets acquired and liabilities assumed over the total purchase consideration. During the second quarter of 2018, the Company determined that provisional amounts included in the preliminary valuation required adjustments to reflect new information obtained. As a result, the Company recorded an increase in the bargain purchase gain of $15 million, including the removal of a $13 million tax reserve related to a previously disposed location and $2 million for the positive settlement of a contingent liability. This non-operating gain was included in gain on bargain purchase on the condensed consolidated statement of income.
According to ASC 805, the final bargain purchase gain is subject to adjustment during the measurement period of the transaction, pending finalization of the valuations of acquired assets and liabilities. The Company expects to finalize the Tembec valuation and complete the purchase consideration allocation no later than one year from the acquisition date.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through August 9, 2018, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified.
On July 19, 2018, the Company’s board of directors declared a third quarter cash dividend of $2.00 per share of mandatory convertible preferred stock and $0.07 per share of common stock. The preferred stock dividend will be paid on August 15, 2018 to mandatory convertible preferred stockholders of record as of August 1, 2018. The common stock dividend is payable on September 28, 2018 to common stockholders of record on September 14, 2018.
2.    Accounts Receivable, Net
As of June 30, 2018 and December 31, 2017, the Company’s accounts receivable included the following:

	June 30, 2018	December 31, 2017
Accounts receivable, trade	$154,403	$134,523
Accounts receivable, other (a)	35,753	47,368
Allowance for doubtful accounts	(794)	(593)
Total accounts receivable, net	$189,362	$181,298

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    Inventory
As of June 30, 2018 and December 31, 2017, the Company’s inventory included the following:

	June 30, 2018	December 31, 2017
Finished goods	$208,493	$190,140
Work-in-progress	21,374	18,889
Raw materials	86,216	82,940
Manufacturing and maintenance supplies	11,256	10,117
Total inventory	$327,339	$302,086
4.    Accrued and Other Current Liabilities
As of June 30, 2018 and December 31, 2017, the Company’s accrued and other current liabilities included the following:

	June 30, 2018	December 31, 2017
Accrued customer incentives and prepayments	$33,466	$53,522
Accrued payroll and benefits	33,131	48,431
Accrued interest	3,240	3,188
Other current liabilities	45,648	21,899
Total accrued and other current liabilities	$115,485	$127,040
5.    Debt and Capital Leases
As of June 30, 2018 and December 31, 2017, the Company’s debt and capital leases include the following:

	June 30, 2018	December 31, 2017
U.S. Revolver of $100 million maturing in November 2022, $92 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.00% at June 30, 2018	$—	$—
Multi-currency Revolver of $150 million maturing in November 2022, $125 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.00% at June 30, 2018	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 2.00%, interest rate of 4.10% at June 30, 2018	180,000	180,000
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 1.65 (after consideration of 0.60% patronage benefit), interest rate of 4.35% at June 30, 2018	438,875	450,000
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	506,412
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from March 2020 through April 2028, secured by certain assets of the Temiscaming plant	95,109	100,881
Other loans	5,459	5,946
Capital lease obligation	3,269	3,409
Total debt principal payments due	1,229,124	1,246,648
Less: Debt premium, original issue discount and issuance costs	(5,011)	(5,044)
Total debt	1,224,113	1,241,604
Less: Current maturities of long-term debt	(9,553)	(9,425)
Total long-term debt	$1,214,560	$1,232,179

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the six months ended June 30, 2018, the Company made $11 million in principal repayments on the Term A-2 Loan Facility.
As of June 30, 2018, debt and capital lease payments due during the next five years and thereafter are as follows:

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
Remaining 2018	$258	$112	$146	$2,779
2019	515	209	306	13,231
2020	515	187	328	20,565
2021	515	163	352	14,333
2022	515	138	377	208,055
Thereafter	2,017	257	1,760	966,892
Total principal payments	$4,335	$1,066	$3,269	$1,225,855

6.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the six months ended June 30, 2018 is as follows:

Balance, December 31, 2017	$164,086
Expenditures charged to liabilities	(4,422)
Increase to liabilities	734
Balance, June 30, 2018	160,398
Less: Current portion	(12,817)
Non-current portion	$147,581
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 30, 2018, the Company estimates this exposure could range up to approximately $67 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
The Company designated the swaps as cash flow hedges and is assessing their effectiveness using the hypothetical derivative method in conjunction with regression. Effective gains and losses, deferred to AOCI, are reclassified into earnings over the life of the associated hedge.
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
The notional amounts of outstanding derivative instruments as of June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018	December 31, 2017
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$430,162	$240,591
Foreign exchange forward contracts (c)	$95,107	$—
(a) Maturity date of December 2020
(b) Monthly maturity dates through June 2019
(c) Various maturity dates in 2020, 2022 and 2028

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The fair values of derivative instruments included in the consolidated balance sheet as of June 30, 2018 and December 31, 2017 are provided in the below table. See Note 8 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$897	$—
Interest rate swaps	Other assets	2,603	749
Foreign exchange forward contracts	Other current assets	101	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	427

Liabilities:
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(11,972)	—
Foreign exchange forward contracts	Other non-current liabilities	(731)	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(265)	—
Total derivatives		$(9,367)	$1,176

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivative instruments designated as cash flow hedges, the related changes in AOCI and the gains and losses in income for the three and six months ended June 30, 2018 are presented below. The Company did not have any derivatives designated as hedges during the six months ended June 24, 2017.

	Three Months Ended June 30, 2018
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$853	$(11)	Interest Expense
Foreign exchange forward contracts	(10,183)	1,128	Other operating income (expense), net
Foreign exchange forward contracts	66	(66)	Cost of sales
Foreign exchange forward contracts	(1,389)	(556)	Interest income and other, net

	Six Months Ended June 30, 2018
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$2,565	$(187)	Interest Expense
Foreign exchange forward contracts	(10,407)	1,128	Other operating income (expense), net
Foreign exchange forward contracts	66	(66)	Cost of sales
Foreign exchange forward contracts	(1,389)	(556)	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the statement of income for the three and six months ended June 30, 2018 and June 24, 2017 were as follows:

		Gains (Losses)
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Foreign exchange contracts	Other operating income (expense), net	$(412)	$—	$(3,541)	$—
Foreign currency collar	Other non-operating income	—	2,062	—	2,062
The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives at June 30, 2018 and December 31, 2017 are presented below:

	June 30, 2018	December 31, 2017
Interest rate cash flow hedges	$2,730	$619
Foreign exchange cash flow hedges	(9,173)	—
The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at June 30, 2018 and December 31, 2017, using market information and what management believes to be appropriate valuation methodologies:

	June 30, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$79,809	$79,809	$—	$96,235	$96,235	$—
Interest rate swaps (a)	3,500	—	3,500	749	—	749
Foreign currency forward contracts (a)	101	—	101	427	—	427

Liabilities (b):
Foreign currency forward contracts (a)	12,968	—	12,968	—	—	—
Fixed-rate long-term debt	600,447	—	581,838	606,529	—	611,308
Variable-rate long-term debt	620,398	—	624,334	631,666	—	635,946
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Six Months Ended
	June 30, 2018	June 24, 2017
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(81,638)	$(110,080)
Other comprehensive gain (loss) before reclassifications	—	—
Income tax on other comprehensive loss	—	—
Reclassifications to earnings: (a)
Amortization of losses	5,938	5,992
Amortization of prior service costs	286	382
Amortization of negative plan amendment	(77)	(77)
Income tax on reclassifications	(1,352)	(2,236)
Net comprehensive gain (loss) on employee benefit plans, net of tax	4,795	4,061
Balance, end of quarter	(76,843)	(106,019)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	619	—
Other comprehensive income before reclassifications	(9,165)	—
Income tax on other comprehensive income	2,260	—
Reclassifications to earnings: (b)
Interest rate contracts	187	—
Foreign exchange contracts	(506)	—
Income tax on reclassifications	162	—
Net comprehensive gain on derivative instruments, net of tax	(7,062)	—
Balance, end of quarter	(6,443)	—

Foreign currency translation adjustments:
Balance, beginning of year	4,868	—
Foreign currency translation adjustment	(8,251)	—
Balance, end of quarter	(3,383)	—

Accumulated other comprehensive income (loss), end of quarter	$(86,669)	$(106,019)

(a)	The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 12 — Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 7 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net income	$53,389	$4,573	$77,844	$14,215
Preferred Stock dividends	(3,440)	(3,441)	(6,843)	(6,616)
Net income available for common stockholders	$49,949	$1,132	$71,001	$7,599

Shares used for determining basic earnings per share of common stock	51,448,438	42,387,578	51,288,982	42,368,652
Dilutive effect of:
Stock options	3,609	—	4,556	—
Performance and restricted stock	1,201,691	836,021	1,300,148	786,631
Preferred stock	11,371,718	—	11,371,718	—
Shares used for determining diluted earnings per share of common stock	64,025,456	43,223,599	63,965,404	43,155,283
Basic earnings per share (not in thousands)	$0.97	$0.03	$1.38	$0.18
Diluted earnings per share (not in thousands)	$0.83	$0.03	$1.22	$0.18
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Stock options	263,672	378,658	263,672	378,658
Performance and restricted stock	454,563	170,898	410,329	173,095
Preferred stock	—	11,371,718	—	11,371,718
Total anti-dilutive instruments	718,235	11,921,274	674,001	11,923,471
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the second quarter of 2018, the Company repurchased and retired 646,248 shares of common stock under this buyback program at an average price of $17.80 per share, excluding commissions, for an aggregate purchase price of approximately $11 million. The repurchase and retirement of these shares was included in the calculation of weighted-average shares outstanding at June 30, 2018.

11.    Incentive Stock Plans
The Company’s total stock based compensation cost for the six months ended June 30, 2018 and June 24, 2017 was $6 million and $5 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first six months of 2018. The 2018 restricted stock unit awards vest over three years. The 2018 performance-based stock unit awards are measured against an internal return on invested capital target and a synergy target set in connection with the 2017 acquisition of Tembec, Inc. Depending on performance against the targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded. The total number of common stock awards granted will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which could result in a final common stock issuance of 0 to 250 percent of the performance-based stock units awarded.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2018, the performance-based share units granted in 2015 were settled at an average of 152 percent of the performance-based stock units awarded, resulting in the issuance of approximately 288,703 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 30, 2018:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	373,058	$32.25	848,371	$12.47	1,080,067	$11.58
Granted	—	—	298,931	19.78	447,385	22.76
Forfeited	—	—	(6,409)	11.99	(4,869)	11.39
Exercised or settled	(19,753)	17.34	(153,919)	17.61	(190,320)	17.50
Expired or cancelled	(51,800)	29.91	—	—	—	—
Outstanding at June 30, 2018	301,505	$33.81	986,974	$13.63	1,332,263	$14.66

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
The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Service cost	$3,084	$1,184	$331	$236
Interest cost	8,211	3,318	311	198
Expected return on plan assets	(13,795)	(5,548)	—	—
Amortization of prior service cost	143	190	—	—
Amortization of losses	2,912	2,913	57	83
Amortization of negative plan amendment	—	—	(38)	(38)
Total net periodic benefit cost	$555	$2,057	$661	$479

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Service cost	$6,186	$2,368	$1,074	$471
Interest cost	16,462	6,636	650	396
Expected return on plan assets	(27,652)	(11,096)	—	—
Amortization of prior service cost	286	381	—	1
Amortization of losses	5,824	5,826	114	167
Amortization of negative plan amendment	—	—	(77)	(77)
Total net periodic benefit cost	$1,106	$4,115	$1,761	$958

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
13.    Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2018 and June 24, 2017 was 26.3 percent and 33.3 percent, respectively. The Company’s effective tax rate for the six months ended June 30, 2018 and June 24, 2017 was 27.1 percent and 41.9 percent, respectively. The statutory rate in 2018 is 21 percent compared to 35 percent in 2017 due to the U.S. passing of the Tax Cuts and Jobs Act in December 2017.
The current quarter and year to date effective rates differ from the federal statutory rate of 21 percent primarily due to different statutory tax rates of foreign operations and the U.S. taxes associated from the inclusion of certain foreign income described as Global Intangible Low-Taxed Income (“GILTI”), partially offset by a nontaxable bargain purchase adjustment included in pretax income.
The Company has the option to either treat taxes due on future GILTI income as a current period expense when incurred (the “period cost method”) or factor in such amounts in the Company’s measurement of its deferred taxes (the “deferred method”). As of the quarter ended June 30, 2018, the Company has not made a policy decision regarding how to record taxes on GILTI.
Due to significant complexity of the Tax Cuts and Jobs Act, the Company has not completed all accounting for the income tax effects of certain elements of this act. Where possible, the Company made reasonable estimates of certain effects and therefore recorded provisional adjustments to the income tax expense on December 31, 2017. Implementation guidance from the Internal Revenue Service, clarifications of state tax law, and completion of the Company’s 2017 tax return filings could all impact these estimates.
In the quarter ended June 30, 2018, a previously unrecognized tax benefit of $13 million was recognized as an adjustment to bargain purchase (see Note 1 - Basis of Presentation and New Accounting Pronouncements). There have been no other material changes to the balance of unrecognized tax benefits reported at December 31, 2017.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Net sales, disaggregated by product-line, was comprised of the following for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
High Purity Cellulose
Cellulose Specialties	$199,199	$157,884	$408,326	$314,783
Commodity Products	54,025	41,273	96,772	83,359
Other sales (a)	32,026	2,069	62,534	4,499
Total High Purity Cellulose	285,250	201,226	567,632	402,641
Forest Products
Lumber	81,593	—	159,973	—
Other sales (b)	15,502	—	36,309	—
Total Forest Products	97,095	—	196,282	—
Pulp
High-yield pulp	90,901	—	176,055	—
Paper
Paperboard	50,634	—	98,425	—
Newsprint	33,744	—	61,260	—
Total Paper	84,378	—	159,685	—
Eliminations	(15,904)	—	(35,943)	—
Total net sales	$541,720	$201,226	$1,063,711	$402,641
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income by segment was comprised of the following for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
High Purity Cellulose	$28,055	$31,260	$49,366	$65,756
Forest Products	16,535	—	27,172	—
Pulp	26,224	—	48,935	—
Paper	6,891	—	9,817	—
Corporate	(11,483)	(16,790)	(22,810)	(24,205)
Total operating income	$66,222	$14,470	$112,480	$41,551
Identifiable assets by segment were as follows:

	June 30, 2018	December 31, 2017
High Purity Cellulose	$1,679,970	$1,671,107
Forest Products	173,816	154,258
Pulp	89,513	83,081
Paper	252,176	245,746
Corporate	474,974	488,419
Total identifiable assets	$2,670,449	$2,642,611

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    Commitments and Contingencies
Commitments
The following table includes the material additions of energy purchase contracts to the contractual financial obligations presented in Note 20 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. The future minimum payments under these energy purchase obligations are presented as of June 30, 2018. The payment amounts are estimates and may vary based on changes in actual price and volumes terms.

Purchase Obligations
2018	$7,736
2019	10,866
2020	1,954
2021	1,530
2022	258
Thereafter	—
Total	$22,344
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
As of June 30, 2018, collective bargaining agreements covering approximately 820 unionized employees had expired. In all cases, the parties have continued to work under the terms of the expired contracts while negotiations continue. While there can be no assurances, the Company expects to reach agreements with its unions. However, a work stoppage could have a material adverse effect on its business, results of operations and financial condition.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 30, 2018, the Company had net exposure of $37 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $86 million as of June 30, 2018, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility and financing agreements to fund the construction of the facility, which was completed in the second quarter of 2018. The Company is a guarantor under both the construction and financing agreements. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at June 30, 2018 was $33 million.
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
16.    Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information was comprised of the following for the six months ended:

	June 30, 2018	June 24, 2017
Cash paid (received) during the period:
Interest	$29,629	$16,986
Income taxes	9,780	5,191
Non-cash investing and financing activities:
Capital assets purchased on account	$15,941	$5,977
Capital lease obligation	3,269	3,545

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:

•
Our businesses we operate are highly competitive and many of them are cyclical, especially in commodity markets, which may result in fluctuations in pricing and volume that can adversely impact our business, financial condition and results of operations.

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
Wood fiber, chemicals, and energy represent approximately 30 percent, 18 percent and 8 percent, respectively, of the per metric ton cost of sales for the first half of 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
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
Wood and energy represents approximately 48 percent and 6 percent, respectively, of the per million board feet cost of sales for the first half of 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Pulp
We manufacture and market high-yield pulp which is used by paper manufacturers to produce paperboard, packaging, printing and writing papers and a variety of other paper products. Pricing for high-yield is typically referenced to published indices marketed through our internal sales team. Our two production facilities located in Canada have the capacity to produce 570,000 metric tons of high-yield pulp.
Wood fiber, chemicals, and energy represent approximately 26 percent, 16 percent and 15 percent, respectively, of the per metric ton cost of sales for the first half of 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
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
Wood fiber, chemicals, and energy represent approximately 40 percent, 11 percent and 6 percent, respectively, of the per metric ton cost of sales for the first half of 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Outlook
High Purity Cellulose

On a combined basis, cellulose specialties prices are anticipated to decline approximately 4 percent in 2018, reflecting an improved mix, and sales volumes are expected to decline approximately 2 percent, depending on revenue recognition timing. Commodity volumes are expected to be comparable to the prior year. Profitability is expected to improve in the second half of 2018 as the annual maintenance outages have been completed at all four facilities and synergy benefits continue to favorably impact results. Results in the second half of the year are expected to represent approximately 55 percent of the annual EBITDA.

Forest Products

Lumber prices are expected to decline from the recent historical high prices, but profitability is anticipated to remain favorable as solid demand from the U.S. housing market is expected to continue. Duties on lumber sales into the U.S. are anticipated to affect approximately 50 percent of our sales in this segment and reduce EBITDA by approximately $30 million during 2018.

Pulp

High-yield pulp prices are expected to remain near historically high levels in the near-term and moderate by year end. Strong demand for pulp, reduced recycled fiber imports to China, and supply side issues in the global pulp industry continue to support pulp prices. With no significant new capacity expected in the pulp markets in the near future, supply-demand dynamics indicate continued strong market conditions.

Paper

Paperboard markets are expected to remain stable, though peak pulp prices, which benefit our Pulp segment, will negatively impact margins. In newsprint, reduced industry production capacity and duties have led to higher prices which have effectively offset the impact of the duties. Profitability is expected to remain stable in the near-term. Additional supply or a more rapid decline in demand due to the duties could negatively impact newsprint results.

Capital Allocation and Investment

We expect to spend approximately $100 to $110 million in maintenance capital expenditures across the businesses in 2018. In addition, we anticipate spending approximately $45 million on high-return strategic projects in 2018. These strategic opportunities are predominantly focused in the High Purity Cellulose and Forest Products segments with an average pay-back of less than 2 years.
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
Results of Operations

Financial Information	Three Months Ended		%	Six Months Ended		%
(in millions, except percentages)	June 30, 2018	June 24, 2017	Change	June 30, 2018	June 24, 2017	Change
Net Sales	$542	$201	170%	1,064	403	164%
Cost of Sales	(440)	(167)		(882)	(331)
Gross Margin	102	34	200%	182	72	153%
Selling, general and administrative expenses	(25)	(18)		(48)	(28)
Duties	(12)	—		(20)	—
Other operating expense, net	1	(2)		(2)	(3)
Operating Income	66	14	371%	112	41	173%
Interest expense	(15)	(9)		(30)	(18)
Interest income and other income (expense), net	7	—		10	(1)
Adjustment to gain on bargain purchase	15	—		15	—
Gain on derivative instrument	—	2		—	2
Income Before Income Taxes	73	7	943%	107	24	346%
Income Tax Expense	(19)	(2)		(29)	(10)
Net Income	$54	$5	980%	$78	$14	457%

Gross Margin %	19%	17%		17%	18%
Operating Margin %	12%	7%		11%	10%
Effective Tax Rate %	26%	33%		27%	42%
Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Net sales (in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
High Purity Cellulose	$285	$201	$568	$403
Forest Products	97	—	196	—
Pulp	91	—	176	—
Paper	84	—	160	—
Eliminations	(15)	—	(36)	—
Total net sales	$542	$201	$1,064	$403
Net sales increased $341 million, or approximately 170 percent, in the second quarter of 2018 compared to the second quarter of 2017. On a year to date basis, net sales were up $661 million, or 164 percent, over the prior year. The increases were primarily due to the Acquisition. For further discussion of changes in net sales, see the discussion of operating results by segment.

Operating income (loss) by segment was as follows:

	Three Months Ended		Six Months Ended
Operating income (loss) (in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
High Purity Cellulose	$28	$31	$49	$66
Forest Products	17	—	27	—
Pulp	26	—	49	—
Paper	7	—	10	—
Corporate	(12)	(17)	(23)	(25)
Total operating income	$66	$14	$112	$41
Operating income for the second quarter of 2018 increased $52 million, or approximately 371 percent, over the prior year second quarter. Operating income for the first six months of 2018 increased $71 million, or 173 percent, compared to the same period last year. The increases were primarily due to the Acquisition. For further discussion of changes of operating income, see the discussion of operating results by segment.
Non-operating Expenses
Interest expense for the second quarter and first six months of 2018 increased $6 million and $12 million, respectively, over the same prior year periods. The increases in 2018 were due to higher debt balances and interest rates associated with the debt used to finance the Acquisition. See Note 5 — Debt and Capital Leases.
Interest income and other expense, net increased primarily due to the favorable impact of Tembec’s pension plans on other components of net periodic pension costs. See Note 12 — Employee Benefit Plans.
During the second quarter of 2018, provisional amounts included in the preliminary valuation of the Acquisition required adjustments to reflect new information obtained. As a result, we recognized an adjustment to the gain on bargain purchase of approximately $15 million. See Note 1 — Basis of Presentation and New Accounting Pronouncements.
Income Tax Expense
Our effective tax rate for the six months ended June 30, 2018  and June 24, 2017 was 27 percent and 42 percent, respectively. The decrease is primarily due to lower tax rates in the United States as a result of the Tax Cuts and Jobs Act enacted in December of 2017. Additionally, the first quarter of 2017 effective tax rate was unfavorably impacted by the accounting for the 2014 employee incentive stock program, which did not pay out as a result of not meeting the required performance criteria. See Note 13 — Income Taxes for additional information.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net Sales	$285	$201	$568	$403
Operating income	28	31	49	66
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,324	$1,434	$1,350	$1,453
Commodity Products	828	764	816	740
Sales Volumes (thousands of metric tons):
Cellulose Specialties	150	110	303	217
Commodity Products	65	54	119	113

Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	June 24, 2017	Price	Volume/Mix	Acquisition	June 30, 2018
Cellulose Specialties	$158	$(11)	$(8)	$60	$199
Commodity Products	41	2	(2)	13	54
Other sales (a)	2	—	1	29	32
Total Net Sales	$201	$(9)	$(9)	$102	$285
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
Excluding the Acquisition, cellulose specialties sales prices declined in the second quarter of 2018 approximately 7 percent due to lower contracted pricing, as expected. Cellulose specialties and commodity product sales volumes, excluding the impact of the Acquisition, decreased primarily due to the timing of maintenance outages and production issues at the Jesup plant which were resolved in the first quarter.

Six Months Ended		Changes Attributable to:
Net Sales (in millions)	June 24, 2017	Price	Volume/Mix	Acquisition	June 30, 2018
Cellulose Specialties	$315	$(18)	$(13)	$124	$408
Commodity Products	83	4	(12)	22	97
Other sales (a)	5	—	1	57	63
Total Net Sales	$403	$(14)	$(24)	$203	$568
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
Excluding the Acquisition, cellulose specialties sales prices declined in the six months approximately 6 percent due to lower contracted pricing, as expected. Cellulose specialties and commodity product sales volumes, excluding the impact of the Acquisition, decreased primarily due to the timing of maintenance outages and production issues at the Jesup plant which were resolved in the first quarter.
Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$31	$(9)	$(6)	$2	$13	$(3)	$28
Operating Margin %	15.4%	(4.0)%	(2.7)%	1.1%	1.0%	(1.1)%	9.7%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income decreased $3 million or 10 percent in the second quarter of 2018 due to lower sales prices and volume, as previously discussed, which were partially offset by the Acquisition. SG&A and other costs increased due to the Acquisition.

Six Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$66	$(14)	$(14)	$(8)	$28	$(9)	$49
Operating Margin %	16.4%	(3.0)%	(3.0)%	(2.2)%	2.0%	(1.6)%	8.6%
(a) Volume/Sales Mix computed based on contribution margin.

Operating income decreased $17 million or 26 percent in the first six months of 2018 due to lower sales prices and volume, as previously discussed, and higher one-time energy costs caused by the unusually cold weather in the southeastern U.S. in January, which were partially offset by the Acquisition. SG&A and other costs increased due to the Acquisition.
Forest Products

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net Sales	$97	$—	$196	$—
Operating income	17	—	27	—
Average Sales Prices ($ per thousand board feet):
Lumber	$534	$—	$506	$—
Sales Volumes (millions of board feet):
Lumber	153	—	316	—
Changes in Forest Products net sales are as follows:

Three Months Ended	June 24, 2017	Changes Attributable to:			June 30, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Lumber	$—	$—	$—	$82	$82
Other sales (a)	—	—	—	15	15
Total Net Sales	$—	$—	$—	$97	$97
(a) Other sales include sales of logs, wood chips, and other by-products to other segments and third-parties

Six Months Ended	June 24, 2017	Changes Attributable to:			June 30, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Lumber	$—	$—	$—	$160	$160
Other sales (a)	—	—	—	36	36
Total Net Sales	$—	$—	$—	$196	$196
(a) Other sales include sales of logs, wood chips, and other by-products to other segments and third-parties
Net sales increased during the three and six month periods due to the Acquisition.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$—	$—	$—	$—	$26	$(9)	$17
Operating Margin %	—%	—%	—%	—%	26.8%	(9.3)%	17.5%
(a) Volume/Sales Mix computed based on contribution margin.

Six Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$—	$—	$—	$—	$44	$(17)	$27
Operating Margin %	—%	—%	—%	—%	22.4%	(8.7)%	13.7%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income for Forest Products increased during the three and six month periods due to the Acquisition. Operating expenses includes duties paid for lumber sold into the United States of approximately $8 million in the second quarter of 2018 and $15 million in the first six months of 2018.
Pulp

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net Sales	$91	$—	$176	$—
Operating income	26	—	49	—
Average Sales Prices ($ per metric tons) (a):
High-yield pulp	$674	$—	$664	$—
Sales Volumes (in thousands of metric tons) (a):
High-yield pulp	125	—	245	—
(a) Average sales prices and volumes for external sales only. For the three and six months ended June 30, 2018, the Pulp segment sold approximately 18,000 MT and 34,000 MT of high-yield pulp for $7 million and $14 million, respectively, to the Paper segment for the production of paperboard.

Changes in Pulp net sales are as follows:

Three Months Ended	June 24, 2017	Changes Attributable to:			June 30, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
High-yield pulp	$—	$—	$—	$91	$91

Six Months Ended	June 24, 2017	Changes Attributable to:			June 30, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
High-yield pulp	$—	$—	$—	$176	$176
Net sales for Pulp increased for the three and six month periods due to the Acquisition.
Changes in Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$—	$—	$—	$—	$27	$(1)	$26
Operating Margin %	—%	—%	—%	—%	29.7%	(1.1)%	28.6%
(a) Computed based on contribution margin.

Six Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$—	$—	$—	$—	$52	$(3)	$49
Operating Margin %	—%	—%	—%	—%	29.5%	(1.7)%	27.8%
(a) Computed based on contribution margin.
Operating income for Pulp increased for the three and six month periods due to the Acquisition.
Paper

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net Sales	$84	$—	$160	$—
Operating income	7	—	10	—
Average Sales Prices ($ per metric ton):
Paperboard	$1,136	$—	$1,145	$—
Newsprint	611	—	572	—
Sales Volumes (in metric tons):
Paperboard	45	—	86	—
Newsprint	55	—	107	—
Changes in Paper net sales are as follows:

Three Months Ended	June 24, 2017	Changes Attributable to:			June 30, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Paperboard	$—	$—	$—	$50	$50
Newsprint	—	—	—	34	34
Total Net Sales	$—	$—	$—	$84	$84

Six Months Ended	June 24, 2017	Changes Attributable to:			June 30, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Paperboard	$—	$—	$—	$99	$99
Newsprint	—	—	—	61	61
Total Net Sales	$—	$—	$—	$160	$160
Net sales for Paper increased for the three and six month periods due to the Acquisition.
Changes in Paper operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$—	$—	$—	$—	$14	$(7)	$7
Operating Margin %	—%	—%	—%	—%	16.7%	(8.3)%	8.4%
(a) Computed based on contribution margin.

Six Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	June 24, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	June 30, 2018
Operating Income	$—	$—	$—	$—	$21	$(11)	$10
Operating Margin %	—%	—%	—%	—%	13.1%	(6.9)%	6.2%
(a) Computed based on contribution margin.
Operating income for Paper increased in the three and six month periods due to the Acquisition. Included in SG&A and other for the second quarter of 2018 is approximately $3 million in duties paid for newspaper sold into the United States and approximately $2 million of intangibles amortization expense. Operating expenses during the first six months of 2018 included duties paid of $5 million and intangibles amortization of $4 million.
Corporate

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Operating loss	$(12)	$(17)	$(23)	$(25)
Excluding transaction costs associated with the Acquisition of $8 million in the three and six month periods ended June 24, 2017, Corporate operating expenses increased during the three and six month periods as a result of the Acquisition.
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
Year to date, our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $7 million. Additionally, our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first and second quarters for a total of approximately $7 million.
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
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback, which we believe provides another option to maximize long-term shareholder value as we execute on a disciplined and balanced capital allocation strategy. During the second quarter of 2018, we repurchased and retired 646,248 shares of common stock under this buyback program at an average price of $17.80 per share, excluding commissions, for an aggregate purchase price of approximately $11 million.
Our debt agreements contain various customary covenants. At June 30, 2018, we were in compliance with all covenants. Our financial statements include assets of $1,435 million, revenue of $694 million, covenant EBITDA of $282 million and liabilities of $1,014 million for non-guarantors of our debt as of June 30, 2018.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 30, 2018	December 31, 2017
Cash and cash equivalents (a)	$80	$96
Availability under the Revolving Credit Facility (b)	217	216
Total debt (c)	1,224	1,241
Stockholders’ equity	739	694
Total capitalization (total debt plus equity)	1,963	1,935
Debt to capital ratio	62%	64%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $33 million at June 30, 2018 and $34 million at December 31, 2017.

(c)	See Note 5 — Debt and Capital Leases for additional information.
During the six months ended June 30, 2018, we made $11 million in principal repayments on the Term A-2 Loan Facility.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Provided by (Used for):	June 30, 2018	June 24, 2017
Operating activities	$89	$87
Investing activities	(64)	(32)
Financing activities	(41)	(12)
Cash provided by operating activities during the first half of 2018 increased $2 million compared to the prior year period as increased net income and non-cash adjustments due to the Acquisition were offset by an increase in working capital from higher inventories as production volumes exceeded sales volumes, increases in deferred costs related to the annual maintenance outages at our plants, and the timing of customer incentive and prepayments.
Cash used for investing activities during the first half of 2018 increased $32 million compared to the prior year period due to higher capital spending requirements as a result of the Acquisition and increased strategic capital spending.
Cash used for financing activities during the first half of 2018 increased $29 million compared to the prior year period due to higher debt repayments, the timing of our common stock dividend payment and common stock repurchases. See Note 5 — Debt and Capital Leases and Note 10 — Earnings Per Share of Common Stock for additional information.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, adjusted EBITDA and adjusted free cash flows. These measures are not defined by GAAP and the discussion of EBITDA, adjusted EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA and adjusted EBITDA as a performance measure and adjusted free cash flows as a liquidity measure.
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined by the Company as EBITDA before gain on bargain purchase, acquisition related costs and gain on derivative instrument. EBITDA and adjusted EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income to EBITDA and adjusted EBITDA by segment for the respective three month periods (in millions of dollars):

Three Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
June 30, 2018
Net Income	$16	$26	$9	$33	$(30)	$54
Depreciation and amortization	2	1	4	26	—	33
Interest expense, net	—	—	—	—	15	15
Income tax expense	—	—	—	—	19	19
EBITDA	18	27	13	59	4	121
Gain on bargain purchase	—	—	—	(3)	(12)	(15)
Adjusted EBITDA	$18	$27	$13	$56	$(8)	$106

June 24, 2017
Net Income	$—	$—	$—	$31	$(26)	$5
Depreciation and amortization	—	—	—	20	—	20
Interest expense, net	—	—	—	—	9	9
Income tax expense	—	—	—	—	2	2
EBITDA	—	—	—	51	(15)	36
Acquisition related costs	—	—	—	—	8	8
Gain on derivative instrument	—	—	—	—	(2)	(2)
Adjusted EBITDA	$—	$—	$—	$51	$(9)	$42
EBITDA for the three months ended June 30, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.
Adjusted EBITDA for the three months ended June 30, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.

Below is a reconciliation of Net Income to EBITDA and adjusted EBITDA by segment for the respective six month periods (in millions of dollars):

Six Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
June 30, 2018
Net Income	$27	$49	$14	$57	$(69)	$78
Depreciation and amortization	3	2	9	56	—	70
Interest expense, net	—	—	—	—	30	30
Income tax expense	—	—	—	—	29	29
EBITDA	30	51	23	113	(10)	207
Gain on bargain purchase	—	—	—	(3)	(12)	(15)
Adjusted EBITDA	$30	$51	$23	$110	$(22)	$192

June 24, 2017
Net Income	$—	$—	$—	$64	$(50)	$14
Depreciation and amortization	—	—	—	43	—	43
Interest expense, net	—	—	—	—	17	17
Income tax expense	—	—	—	—	10	10
EBITDA	—	—	—	107	(23)	84
Acquisition related costs	—	—	—	—	8	8
Gain on derivative instrument	—	—	—	—	(2)	(2)
Adjusted EBITDA	$—	$—	$—	$107	$(17)	$90
EBITDA for the six months ended June 30, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.
Adjusted EBITDA for the six months ended June 30, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 30, 2018	June 24, 2017
Cash provided by operating activities	$89	$87
Capital expenditures (a)	(41)	(31)
Adjusted Free Cash Flows	$48	$56

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first six months of 2018 were approximately $23 million. Strategic capital expenditures for the same period of 2017 were approximately $1 million.

Adjusted free cash flows decreased primarily due to increased capital expenditure requirements from the Acquisition which were not offset by increased cash flows from operating activities.

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

Purchase Obligations
2018	$8
2019	11
2020	2
2021	1
2022	—
Thereafter	—
Total	$22
See Note 15 — Commitments and Contingencies for details on our letters of credit and surety bonds as of June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of June 30, 2018, we had $624 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $6 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 30, 2018 was $582 million compared to the $600 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2018.
During the quarter ended June 30, 2018, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company strongly disagreed with the decision and appealed it, as did EPD. The appeal was heard in the Superior Court of Wayne County, Georgia and on March 17, 2017 the Superior Court Judge issued an order reversing ALJ’s decision and ordering the permit affirmed as issued by EPD. ARK appealed this decision to the Georgia Court of Appeals. Before the Court of Appeals ruled, on March 27, 2018 the Georgia Department of Natural Resources Board (the “Board”) voted to clarify the language of the narrative water quality standard at issue in this litigation. The language clarification adopted by the Board confirmed and essentially ratified the Superior Court’s decision. On June 13, 2018, the Court of Appeals issued its opinion affirming the Superior Court’s decision, and remanded the case to the ALJ to apply the standard advocated by the Company and articulated by the Superior Court, as affirmed by the Court of Appeals, to the issuance of the Permit. To provide certainty to the Company while this matter is on remand to the ALJ, the Company and EPD have entered into a consent order requiring the Company to continue to operate under the conditions of the Permit.
ARK has filed a petition asking the Georgia Supreme Court to hear its appeal of the Court of Appeals decision, and the Company and EPD have filed papers opposing the petition. Granting of certiorari in this case is discretionary on the part of the Georgia Supreme Court, and a decision in this regard may take several months. The Company believes the decisions of both the Superior Court and Court of Appeals are legally sound, and we await the decision of the Georgia Supreme Court on ARK’s certiorari petition.
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

On June 15, 2018, the U.S. District Court for the Middle District of Tennessee granted the Company’s motion to transfer the case to the Middle District of Florida, and on July 16, 2018 the Company filed a motion to dismiss the case. After all papers have been filed and a hearing on the motion held in the U.S. District Court, we expect a ruling on our motion in the first half of 2019. The Company strongly disagrees with the allegations set forth in the complaint, believes the lawsuit is without merit and will continue to vigorously defend itself in this matter.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K during the period covered by this report, except in respect of the risk factor titled “Restrictions on trade through tariffs, countervailing and anti-dumping duties. quotas and other trade barriers, in the United States and internationally, could adversely affect our ability to access certain markets.” One matter discussed in this risk factor is the dumping investigation into the import of uncoated groundwood paper (including newsprint, which is produced by the Company) into the U.S. from Canada by the U.S. Department of Commerce (“DOC”). Since filing of the Company’s 2017 Form 10-K, in addition to a preliminary countervailing duty of 6.53%, the DOC has imposed a preliminary anti-dumping duty of 22.16%, for a total duty of 28.69%, to be imposed on certain Canadian producers, including the Company. These duties are being vigorously challenged through various political and legal processes, including the DOC and the International Trade Commission and, if those are unsuccessful, they will be likely challenged through the World Trade Association and NAFTA legal processes.

In addition, we noted in this risk factor the current Chinese tariffs on imports of lower purity commodity viscose pulp from the U.S. and Canada. Recent trade-related events, including imposition in June of 2018 by the U.S. of tariffs on approximately $34 billion of Chinese imports and the July 2018 threat by the U.S. government to impose tariffs on an additional $200 billion of Chinese imports, could result in retaliation by the Chinese government. Such retaliation could take the form of investigation and/or imposition of tariffs on additional products sold by the Company into China. Any such tariffs could have a material impact on our business, financial conditions and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to May 5 (a)	89	$21.47	—	$100,000,000
May 6 to June 2 (b)	171,342	17.92	171,342	96,927,000
June 3 to June 30 (b)	474,906	17.72	474,906	88,523,000
Total	646,337		646,248

(a)	Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.
(b) Repurchased under the $100 million share buyback program declared by the Board of Directors on January 29, 2018, whereby the Company may, from time to time, purchase shares of its common stock. As of June 30, 2018, there was approximately $89 million remaining under the program. Refer to Note 10 — Earnings Per Share of Common Stock for additional information.

Item 6.	Exhibits

10.1	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, including the French Sub-Plan effective May 21, 2018	Incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed on April 6, 2018
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2018 and June 24, 2017; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and June 24, 2017; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: August 9, 2018