Form 10-Q
period 2018-09-29
RAYONIER ADVANCED MATERIALS INC.
filed 2018-11-08
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

The registrant had 51,060,954 shares of common stock, $.01 par value per share, outstanding as of November 1, 2018.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Net Sales	$544,339	$209,717	$1,608,051	$612,358
Cost of Sales	(448,426)	(177,597)	(1,330,307)	(508,573)
Gross Margin	95,913	32,120	277,744	103,785

Selling, general and administrative expenses	(31,002)	(12,475)	(78,927)	(40,138)
Duties	(816)	—	(20,680)	—
Other operating income (expense), net	(7,945)	(871)	(9,507)	(3,322)
Operating Income	56,150	18,774	168,630	60,325
Interest expense	(14,973)	(9,337)	(45,137)	(27,374)
Interest income and other, net	(394)	987	5,013	2,122
Other components of net periodic benefit costs	2,159	(1,117)	6,553	(3,349)
Adjustment to gain on bargain purchase	6,175	—	20,836	—
Gain on derivative instrument	—	14,087	—	16,149
Income Before Income Taxes	49,117	23,394	155,895	47,873
Income tax expense (Note 13)	(11,181)	(7,722)	(40,114)	(17,986)
Net Income Attributable to Rayonier Advanced Materials Inc.	37,936	15,672	115,781	29,887
Mandatory convertible stock dividends	(3,441)	(3,441)	(10,284)	(10,057)
Net Income Available to Rayonier Advanced Materials Inc. Common Stockholders	$34,495	$12,231	$105,497	$19,830

Earnings Per Share of Common Stock (Note 10)
Basic earnings per share	$0.68	$0.29	$2.07	$0.47
Diluted earnings per share	$0.60	$0.28	$1.82	$0.46

Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

Comprehensive Income:
Net Income	$37,936	$15,672	$115,781	$29,887
Other Comprehensive Income, net of tax (Note 9)
Foreign currency translation adjustments	(2,014)	—	(10,265)	—
Unrealized gain on derivative instruments	6,126	—	(936)	—
Net gain from pension and postretirement plans	2,398	2,032	7,193	6,093
Total other comprehensive income	6,510	2,032	(4,008)	6,093
Comprehensive Income	$44,446	$17,704	$111,773	$35,980
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 29, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$105,976	$96,235
Accounts receivable, net (Note 2)	197,931	181,298
Inventory (Note 3)	332,058	302,086
Prepaid and other current assets	87,074	66,918
Total current assets	723,039	646,537

Property, Plant and Equipment (net of accumulated depreciation of $1,392,487 for 2018 and $1,309,192 for 2017)	1,378,379	1,407,762
Deferred Tax Assets	377,047	402,846
Intangible Assets, net	54,212	59,869
Other Assets	135,093	125,597
Total Assets	$2,667,770	$2,642,611

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$147,992	$157,925
Accrued and other current liabilities (Note 4)	136,266	127,040
Current maturities of long-term debt (Note 5)	12,425	9,425
Current liabilities for disposed operations (Note 6)	14,534	13,181
Total current liabilities	311,217	307,571

Long-Term Debt (Note 5)	1,191,979	1,232,179
Long-Term Liabilities for Disposed Operations (Note 6)	148,287	150,905
Pension and Other Postretirement Benefits	201,460	212,810
Deferred Tax Liabilities	28,722	32,607
Other Non-Current Liabilities	9,249	12,783

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of September 29, 2018 and December 31, 2017, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 51,062,175 and 51,717,142 issued and outstanding, as of September 29, 2018 and December 31, 2017, respectively	511	517
Additional paid-in capital	398,859	392,353
Retained earnings	457,628	377,020
Accumulated other comprehensive income (loss) (Note 9)	(80,159)	(76,151)
Total Stockholders’ Equity	776,856	693,756
Total Liabilities and Stockholders’ Equity	$2,667,770	$2,642,611

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 29, 2018	September 23, 2017
Operating Activities
Net income	$115,781	$29,887
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107,521	63,884
Stock-based incentive compensation expense	10,146	6,489
Amortization of capitalized debt costs, discount and premium	942	1,401
Deferred income tax	30,748	18,499
Gain on bargain purchase	(19,458)	—
Unrealized gain on derivative instrument	—	(16,149)
Net periodic benefit cost of pension and postretirement plans	4,097	7,608
Gain on foreign currency exchange	(6,525)	—
Other	5,317	2,841
Changes in operating assets and liabilities:
Receivables	(17,861)	(5,244)
Inventories	(33,306)	11,797
Accounts payable	(1,873)	15,255
Accrued liabilities	4,562	6,004
All other operating activities	(25,854)	(9,211)
Contributions to pension and other postretirement benefit plans	(8,326)	(12,019)
Expenditures for disposed operations	(5,549)	(3,418)
Cash Provided by Operating Activities	160,362	117,624

Investing Activities
Capital expenditures	(92,591)	(44,075)
Proceeds from sale of resin operations	16,143	—
Other	5	—
Cash Used for Investing Activities	(76,443)	(44,075)

Financing Activities
Repayment of debt	(34,141)	(4,398)
Dividends paid on common stock	(11,030)	(6,124)
Dividends paid on preferred stock	(10,350)	(10,350)
Proceeds from the issuance of common stock	452	—
Common stock repurchased	(17,784)	(153)
Cash Used for Financing Activities	(72,853)	(21,025)

Cash and Cash Equivalents
Change in cash and cash equivalents	11,066	52,524
Net effect of foreign exchange on cash and cash equivalents	(1,325)	—
Balance, beginning of year	96,235	326,655
Balance, end of period	$105,976	$379,179

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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases. The update requires entities to recognize assets and liabilities arising from finance and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows. It is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Contract Estimates
The nature of certain of the Company's contracts gives rise to variable consideration, which may be constrained, including volume-based rebates to certain customers. The Company issues rebates to customers when they purchase a certain volume level, primarily retrospective volume-based rebates, which are applied retroactively to prior purchases. The Company estimates the level of volumes based on anticipated purchases at the beginning of the period and records a rebate accrual for each purchase toward the requisite rebate volume. These estimated rebates are included in the transaction price of the Company's contracts with customers as a reduction to net sales and are included in accrued customer incentives and prepayments in the consolidated balance sheets (see Note 4 - Accrued and Other Current Liabilities). This methodology is consistent with the manner in which the Company historically estimated and recorded volume-based rebates.
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
Contract Balances
Contract liabilities primarily relate to prepayments received from the Company's customers before revenue is recognized and volume rebates payable to customers. These amounts are included in accrued customer incentives and prepayments in the consolidated balance sheets (see Note 4 - Accrued and Other Current Liabilities). The Company does not have any material contract assets as of September 29, 2018.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits. The update was issued to improve the presentation of net periodic pension and post retirement benefit cost. The Company adopted the provisions of this guidance in the first quarter of 2018 using the retrospective method. As a result of this update, the Company presented the components of periodic pension and post retirement costs, other than service costs, separately outside of operating income in “Other components of net periodic benefit costs” on the condensed consolidated statement of income. The Company presented the service costs component of net periodic benefit cost in cost of sales and selling, general and administrative expense, which correlates with the related employee compensation costs arising from services rendered during the period. Also in accordance with the new guidance, only the service cost component of the net periodic benefit cost are eligible for capitalization in assets. The update resulted in a change to previously reported amounts, with an increase in 2017 operating income of $1 million for the third quarter and $3 million year-to-date, which was offset by a corresponding increase in other components of net periodic benefits costs of $1 million for the quarter and $3 million year-to-date, reflecting the impact of presenting interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains and losses components in non-operating income. The adoption of this guidance had no impact on previously reported net income.
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
Adjustment to Gain on Bargain Purchase
In connection with the acquisition of Tembec Inc. (“Tembec”) on November 17, 2017 (the “Acquisition”), the Company recognized a $317 million preliminary gain on bargain purchase, which represented the excess of the estimated fair value of the net assets acquired and liabilities assumed over the total purchase consideration. The final bargain purchase gain is subject to adjustment during the measurement period of the transaction, pending finalization of the valuations of acquired assets and liabilities no later than one year from the purchase date.
During the first nine months of 2018, the Company determined that provisional amounts included in the preliminary valuation required adjustments to reflect new information obtained. As a result, in the second quarter of 2018, the Company recorded an increase in the bargain purchase gain of $15 million, including the removal of a $13 million tax reserve related to a previously disposed location and $2 million for the favorable settlement of a contingent liability. In the third quarter of 2018, the Company sold its resins operations, which was included in its High Purity Cellulose segment, to a third party for approximately $18 million resulting in a gain of approximately $7 million. The sale of the resins operations is subject to working capital adjustments which could impact the recognized gain. These non-operating gains were included in the adjustment to gain on bargain purchase on the condensed consolidated statements of income.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through November 8, 2018, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified.
On October 4, 2018, the Company’s board of directors declared a fourth quarter cash dividend of $2.00 per share of mandatory convertible preferred stock and $0.07 per share of common stock. The preferred stock dividend will be paid on November 15, 2018 to mandatory convertible preferred stockholders of record as of November 1, 2018. The common stock dividend is payable on December 31, 2018 to common stockholders of record on December 17, 2018.
2.    Accounts Receivable, Net
As of September 29, 2018 and December 31, 2017, the Company’s accounts receivable included the following:

	September 29, 2018	December 31, 2017
Accounts receivable, trade	$145,343	$134,523
Accounts receivable, other (a)	53,393	47,368
Allowance for doubtful accounts	(805)	(593)
Total accounts receivable, net	$197,931	$181,298

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    Inventory
As of September 29, 2018 and December 31, 2017, the Company’s inventory included the following:

	September 29, 2018	December 31, 2017
Finished goods	$223,149	$190,140
Work-in-progress	20,468	18,889
Raw materials	77,875	82,940
Manufacturing and maintenance supplies	10,566	10,117
Total inventory	$332,058	$302,086
4.    Accrued and Other Current Liabilities
As of September 29, 2018 and December 31, 2017, the Company’s accrued and other current liabilities included the following:

	September 29, 2018	December 31, 2017
Accrued customer incentives and prepayments	$41,528	$53,522
Accrued payroll and benefits	31,730	33,133
Accrued interest	10,196	3,188
Other current liabilities	52,812	37,197
Total accrued and other current liabilities	$136,266	$127,040
5.    Debt and Capital Leases
As of September 29, 2018 and December 31, 2017, the Company’s debt and capital leases include the following:

	September 29, 2018	December 31, 2017
U.S. Revolver of $100 million maturing in November 2022, $91 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.00% at September 29, 2018	$—	$—
Multi-currency Revolver of $150 million maturing in November 2022, $125 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.00% at September 29, 2018	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 2.00%, interest rate of 4.22% at September 29, 2018	160,000	180,000
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 1.65 (after consideration of 0.60% patronage benefit), interest rate of 4.47% at September 29, 2018	438,875	450,000
Senior Notes due 2024 at a fixed interest rate of 5.50%	506,412	506,412
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from March 2020 through April 2028, secured by certain assets of the Temiscaming plant	96,420	100,881
Other loans	4,118	5,946
Capital lease obligation	3,197	3,409
Total debt principal payments due	1,209,022	1,246,648
Less: Debt premium, original issue discount and issuance costs	(4,618)	(5,044)
Total debt	1,204,404	1,241,604
Less: Current maturities of long-term debt	(12,425)	(9,425)
Long-term debt	$1,191,979	$1,232,179

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the nine months ended September 29, 2018, the Company made $20 million and $11 million in principal repayments on the Term A-1 Loan Facility and Term A-2 Loan Facility, respectively.
As of September 29, 2018, debt and capital lease payments due during the next five years and thereafter are as follows:

	Capital Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
Remaining 2018	$129	$56	$73	$1,095
2019	515	209	306	13,425
2020	515	187	328	20,849
2021	515	163	352	12,724
2022	515	138	377	190,253
Thereafter	2,018	257	1,761	967,479
Total principal payments	$4,207	$1,010	$3,197	$1,205,825

6.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the nine months ended September 29, 2018 is as follows:

Balance, December 31, 2017	$164,086
Expenditures charged to liabilities	(5,549)
Increase to liabilities	4,837
Change in currency rate	(553)
Balance, September 29, 2018	162,821
Less: Current portion	(14,534)
Long-term liabilities for disposed operations	$148,287
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 29, 2018, the Company estimates this exposure could range up to approximately $67 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
The notional amounts of outstanding derivative instruments as of September 29, 2018 and December 31, 2017 are presented below.

	September 29, 2018	December 31, 2017
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$398,248	$240,591
Foreign exchange forward contracts (c)	$96,810	$—
(a) Maturity date of December 2020
(b) Monthly maturity dates through September 2019
(c) Various maturity dates in 2020, 2022 and 2028

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The fair values of derivative instruments included in the consolidated balance sheet as of September 29, 2018 and December 31, 2017 are provided in the below table. See Note 8 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	September 29, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$1,332	$—
Interest rate swaps	Other assets	2,624	749
Foreign exchange forward contracts	Other current assets	1,293	—
Foreign exchange forward contracts	Other assets	756	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	68	427

Liabilities:
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(4,662)	—
Total derivatives		$1,411	$1,176
The effects of derivative instruments designated as cash flow hedges, the related changes in AOCI and the gains and losses in income for the three and nine months ended September 29, 2018 are presented below. The Company did not have any derivatives designated as hedges during the three and nine months ended September 23, 2017.

	Three Months Ended September 29, 2018
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$530	$74	Interest Expense
Foreign exchange forward contracts	5,002	60	Other operating income (expense), net
Foreign exchange forward contracts	1,399	(1,399)	Cost of sales
Foreign exchange forward contracts	1,570	1,529	Interest income and other, net

	Nine Months Ended September 29, 2018
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$3,095	$(112)	Interest Expense
Foreign exchange forward contracts	(5,406)	1,188	Other operating income (expense), net
Foreign exchange forward contracts	1,466	(1,466)	Cost of sales
Foreign exchange forward contracts	181	973	Interest income and other, net

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivative instruments not designated as hedging instruments on the statement of income for the three and nine months ended September 29, 2018 and September 23, 2017 were as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Foreign exchange contracts	Other operating income (expense), net	$(250)	$—	$(3,791)	$—
Foreign currency collar	Other non-operating income	—	14,087	—	16,149
The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives at September 29, 2018 and December 31, 2017 are presented below:

	September 29, 2018	December 31, 2017
Interest rate cash flow hedges	$3,086	$619
Foreign exchange cash flow hedges	(3,403)	—
The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.
8.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at September 29, 2018 and December 31, 2017, using market information and what management believes to be appropriate valuation methodologies:

	September 29, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$105,976	$105,976	$—	$96,235	$96,235	$—
Interest rate swaps (a)	3,956	—	3,956	749	—	749
Foreign currency forward contracts (a)	2,117	—	2,117	427	—	427

Liabilities (b):
Foreign currency forward contracts (a)	4,662	—	4,662	—	—	—
Fixed-rate long-term debt	601,806	—	589,486	606,529	—	611,308
Variable-rate long-term debt	599,400	—	602,993	631,666	—	635,946
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

9.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Nine Months Ended
	September 29, 2018	September 23, 2017
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(81,638)	$(110,080)
Other comprehensive gain (loss) before reclassifications	—	—
Income tax on other comprehensive loss	—	—
Reclassifications to earnings: (a)
Amortization of losses	8,907	8,989
Amortization of prior service costs	429	572
Amortization of negative plan amendment	(115)	(115)
Income tax on reclassifications	(2,028)	(3,353)
Net comprehensive gain (loss) on employee benefit plans, net of tax	7,193	6,093
Balance, end of quarter	(74,445)	(103,987)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	619	—
Other comprehensive income before reclassifications	(664)	—
Income tax on other comprehensive income	281	—
Reclassifications to earnings: (b)
Interest rate contracts	112	—
Foreign exchange contracts	(695)	—
Income tax on reclassifications	30	—
Net comprehensive gain (loss) on derivative instruments, net of tax	(936)	—
Balance, end of quarter	(317)	—

Foreign currency translation adjustments:
Balance, beginning of year	4,868	—
Foreign currency translation adjustment	(10,265)	—
Balance, end of quarter	(5,397)	—

Accumulated other comprehensive income (loss), end of quarter	$(80,159)	$(103,987)

(a)	The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 12 — Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 7 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Net income	$37,936	$15,672	$115,781	$29,887
Preferred Stock dividends	(3,441)	(3,441)	(10,284)	(10,057)
Net income available for common stockholders	$34,495	$12,231	$105,497	$19,830

Shares used for determining basic earnings per share of common stock	50,603,498	42,427,437	51,005,206	42,388,762
Dilutive effect of:
Stock options	3,620	—	4,127	—
Performance and restricted stock	1,266,588	1,025,228	1,297,024	896,066
Preferred stock	11,371,718	12,582,057	11,371,718	—
Shares used for determining diluted earnings per share of common stock	63,245,424	56,034,722	63,678,075	43,284,828
Basic earnings per share (not in thousands)	$0.68	$0.29	$2.07	$0.47
Diluted earnings per share (not in thousands)	$0.60	$0.28	$1.82	$0.46
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Stock options	263,184	376,434	263,184	376,434
Performance and restricted stock	11,687	7,612	398,576	13,025
Preferred stock	—	—	—	12,582,057
Total anti-dilutive instruments	274,871	384,046	661,760	12,971,516
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the nine months ended September 29, 2018, the Company repurchased and retired 802,040 shares of common stock under this buyback program at an average price of $18.32 per share, excluding commissions, for an aggregate purchase price of approximately $15 million. The repurchase and retirement of these shares was included in the calculation of weighted-average shares outstanding at September 29, 2018.

11.    Incentive Stock Plans
The Company’s total stock based compensation cost for the nine months ended September 29, 2018 and September 23, 2017 was $10 million and $6 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first nine months of 2018. The 2018 restricted stock unit awards vest over three years. The 2018 performance-based stock unit awards are measured against an internal return on invested capital target and a synergy target set in connection with the 2017 acquisition of Tembec, Inc. Depending on performance against the targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded. The total number of common stock awards granted will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which could result in a final common stock issuance of 0 to 250 percent of the performance-based stock units awarded.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2018, the performance-based share units granted in 2015 were settled at an average of 152 percent of the performance-based stock units awarded, resulting in the issuance of approximately 288,703 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the nine months ended September 29, 2018:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	373,058	$32.25	848,371	$12.47	1,080,067	$11.58
Granted	—	—	301,384	19.78	449,838	22.75
Forfeited	—	—	(14,004)	11.64	(12,247)	11.42
Exercised or settled	(26,045)	17.34	(216,378)	17.34	(190,320)	17.50
Expired or cancelled	(55,864)	30.40	—	—	—	—
Outstanding at September 29, 2018	291,149	$34.10	919,373	$13.71	1,327,338	$14.69

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
The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Service cost	$3,059	$1,184	$330	$236
Interest cost	8,149	3,318	312	198
Expected return on plan assets	(13,695)	(5,548)	—	—
Amortization of prior service cost	143	190	—	—
Amortization of losses	2,913	2,913	57	83
Amortization of negative plan amendment	—	—	(38)	(38)
Total net periodic benefit cost	$569	$2,057	$661	$479

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Service cost	$9,246	$3,552	$1,404	$707
Interest cost	24,612	9,954	961	594
Expected return on plan assets	(41,347)	(16,645)	—	—
Amortization of prior service cost	429	571	—	1
Amortization of losses	8,735	8,739	172	250
Amortization of negative plan amendment	—	—	(115)	(115)
Total net periodic benefit cost	$1,675	$6,171	$2,422	$1,437

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
13.    Income Taxes
The Company’s effective tax rates for the three months ended September 29, 2018 and September 23, 2017 were 22.8 percent and 33.0 percent, respectively. The Company’s effective tax rates for the nine months ended September 29, 2018 and September 23, 2017 were 25.7 percent and 37.6 percent, respectively. The statutory rate in 2018 is 21 percent compared to 35 percent in 2017 due to the passage of the Tax Cuts and Jobs Act in December 2017 in the United States.
The current quarter and year-to-date effective rates differ from the federal statutory rate of 21 percent primarily due to different statutory tax rates of foreign operations and the U.S. taxes associated from the inclusion of certain foreign income described as Global Intangible Low-Taxed Income (“GILTI”), partially offset by a nontaxable bargain purchase adjustment included in pretax income and a return to accrual adjustment related to previously filed tax returns.
The Company has the option to either treat taxes due on future GILTI income as a current period expense when incurred (the “period cost method”) or factor in such amounts in the Company’s measurement of its deferred taxes (the “deferred method”). The Company has determined it will record GILTI income as a current period expense when incurred.
In the second quarter of 2018, a previously unrecognized tax benefit of $13 million was recognized as an adjustment to bargain purchase (see Note 1 - Basis of Presentation and New Accounting Pronouncements). There have been no other material changes to the balance of unrecognized tax benefits reported at December 31, 2017.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Net sales, disaggregated by product-line, was comprised of the following for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
High Purity Cellulose
Cellulose Specialties	$217,538	$167,341	$625,864	$482,124
Commodity Products	56,448	40,229	153,220	123,588
Other sales (a)	34,001	2,147	96,535	6,646
Total High Purity Cellulose	307,987	209,717	875,619	612,358
Forest Products
Lumber	68,713	—	228,686	—
Other sales (b)	17,242	—	53,551	—
Total Forest Products	85,955	—	282,237	—
Pulp
High-yield pulp	89,440	—	265,495	—
Paper
Paperboard	50,675	—	149,100	—
Newsprint	27,698	—	88,958	—
Total Paper	78,373	—	238,058	—
Eliminations	(17,416)	—	(53,358)	—
Total net sales	$544,339	$209,717	$1,608,051	$612,358
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income by segment was comprised of the following for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
High Purity Cellulose	$33,922	$30,188	$83,288	$95,944
Forest Products	7,986	—	35,159	—
Pulp	26,035	—	74,970	—
Paper	13,648	—	23,465	—
Corporate	(25,441)	(11,414)	(48,252)	(35,619)
Total operating income	$56,150	$18,774	$168,630	$60,325
Identifiable assets by segment were as follows:

	September 29, 2018	December 31, 2017
High Purity Cellulose	$1,648,355	$1,671,107
Forest Products	173,906	154,258
Pulp	92,469	83,081
Paper	256,624	245,746
Corporate	496,416	488,419
Total identifiable assets	$2,667,770	$2,642,611

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    Commitments and Contingencies
Commitments
The following table includes the material changes to the contractual financial obligations presented in Note 20 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. The future minimum payments under these purchase obligations are presented as of September 29, 2018. The payment amounts are estimates and may vary based on changes in actual price and volumes terms.

Purchase Obligations
2018	$2,594
2019	19,301
2020	6,147
2021	(85)
2022	239
Thereafter	(878)
Total	$27,318
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
As of September 29, 2018, collective bargaining agreements covering approximately 200 unionized employees had expired. On September 30, 2018, the collective bargaining agreement for the Company’s Temiscaming, Quebec location expired, covering approximately 600 unionized employees. In all cases, the parties have continued to work under the terms of the expired contracts while negotiations continue. While there can be no assurances, the Company expects to reach agreements with its unions. However, a work stoppage could have a material adverse effect on its business, results of operations and financial condition.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 29, 2018, the Company had net exposure of $38 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $85 million as of September 29, 2018, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility and financing agreements to fund the construction of the facility, which was completed in the second quarter of 2018. The Company is a guarantor under both the construction and financing agreements. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at September 29, 2018 was $33 million.

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
16.    Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information was comprised of the following for the nine months ended:

	September 29, 2018	September 23, 2017
Cash paid (received) during the period:
Interest	$37,759	$19,056
Income taxes	12,834	5,989
Non-cash investing and financing activities:
Capital assets purchased on account	$8,221	$3,750
Capital lease obligation	3,197	3,478

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Wood fiber, chemicals, and energy represent approximately 31 percent, 19 percent and 8 percent, respectively, of the per metric ton cost of sales for the nine month period ended September 29, 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
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
Wood and energy represents approximately 47 percent and 5 percent, respectively, of the per million board feet cost of sales for the nine month period ended September 29, 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
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
Wood fiber, chemicals, and energy represent approximately 26 percent, 16 percent and 15 percent, respectively, of the per metric ton cost of sales for the nine month period ended September 29, 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
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
Wood fiber, chemicals, and energy represent approximately 40 percent, 11 percent and 6 percent, respectively, of the per metric ton cost of sales for the nine month period ended September 29, 2018. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Outlook
High Purity Cellulose

On a combined basis, cellulose specialties sales prices and volumes are anticipated to decline approximately 3 to 4 percent in 2018 from 2017 driven primarily by lower demand for acetate products. Commodity sales volumes are expected to decline 2 percent. Despite higher wood costs caused by wet weather, the sale of our resins business and an estimated $2 million fourth quarter impact of the 5 percent tariff on approximately $160 million of annual sales of cellulose specialties into China from the U.S., we expect fourth quarter adjusted EBITDA to be modestly below third quarter.

Forest Products

Lumber prices have declined significantly from the recent peak. However, we believe the market has over-corrected and expect lumber prices to rebound given the relative level of the U.S. housing starts and strong GDP growth. Industry participants have begun to take downtime which will reduce capacity and may improve market conditions. Profitability is anticipated to be break-even or at worst a modest loss in the fourth quarter.  Capital investments and cost reductions are expected to provide incremental profitability in 2019. Duties on lumber sales into the U.S. are anticipated to affect approximately 50 percent of the Company’s sales in this segment and reduce EBITDA by approximately $25 million during 2018.

Pulp

High-yield pulp prices are expected to remain near historically high levels in the fourth quarter. Strong demand for pulp, reduced recycled fiber imports to China, and global industry production at or near capacity continue to support pulp prices. With no significant new capacity expected in the pulp markets in the near-future, supply-demand dynamics should yield positive market conditions into 2019.

Paper

Paperboard markets are expected to remain stable while newsprint sales prices are expected to adjust downward with the reversal of the duties on U.S. shipments. In the fourth quarter, segment profitability is expected to be in-line with prior quarters, when taking into account the reversal of duties.

Capital Allocation and Investment

We anticipate that we will spend approximately $100 to $110 million in maintenance capital expenditures across all segments in 2018. In addition, we anticipate spending approximately $45 million on high-return strategic projects in 2018. Overall spending may be modestly below these amounts depending on timing at year-end. These strategic opportunities are predominantly focused in the High Purity Cellulose and Forest Products segments with an average pay-back of less than 2 years.
We expect to continue our dividend and share repurchases.
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
Results of Operations

Financial Information	Three Months Ended		%	Nine Months Ended		%
(in millions, except percentages)	September 29, 2018	September 23, 2017	Change	September 29, 2018	September 23, 2017	Change
Net Sales	$544	$210	159%	1,608	612	163%
Cost of Sales	(448)	(178)		(1,330)	(509)
Gross Margin	96	32	200%	278	103	170%
Selling, general and administrative expenses	(31)	(12)		(79)	(40)
Duties	(1)	—		(21)	—
Other operating expense, net	(8)	(1)		(10)	(3)
Operating Income	56	19	195%	168	60	180%
Interest expense	(15)	(9)		(45)	(27)
Interest income and other, net	2	(1)		12	(1)
Adjustment to gain on bargain purchase	6	—		21	—
Gain on derivative instrument	—	14		—	16
Income Before Income Taxes	49	23	113%	156	48	225%
Income Tax Expense	(11)	(7)		(40)	(18)
Net Income	$38	$16	138%	$116	$30	287%

Gross Margin %	18%	15%		17%	17%
Operating Margin %	10%	9%		10%	10%
Effective Tax Rate %	23%	33%		26%	38%
Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Net sales (in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
High Purity Cellulose	$308	$210	$876	$612
Forest Products	86	—	282	—
Pulp	89	—	265	—
Paper	78	—	238	—
Eliminations	(17)	—	(53)	—
Total net sales	$544	$210	$1,608	$612
Net sales increased $334 million, or approximately 159 percent, in the third quarter of 2018 compared to the third quarter of 2017. On a year-to-date basis, net sales were up $996 million, or 163 percent, over the prior year. The increases were primarily due to the Acquisition. For further assessment of changes in net sales, see the discussion of operating results by segment.

Operating income (loss) by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating income (loss) (in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
High Purity Cellulose	$34	$30	$83	$96
Forest Products	8	—	35	—
Pulp	26	—	75	—
Paper	14	—	23	—
Corporate	(26)	(11)	(48)	(36)
Total operating income	$56	$19	$168	$60
Operating income for the third quarter of 2018 increased $37 million, or approximately 195% percent, over the prior year third quarter. Operating income for the first nine months of 2018 increased $108 million, or 180% percent, compared to the same period last year. The increases were primarily due to the Acquisition. For further assessment of changes of operating income, see the discussion of operating results by segment.
Non-operating Expenses
Interest expense for the third quarter and first nine months of 2018 increased $6 million and $18 million, respectively, over the same prior year periods. The increases in 2018 were due to higher debt balances and interest rates associated with the debt used to finance the Acquisition. See Note 5 — Debt and Capital Leases.
Interest income and other, net increased primarily due to the favorable impact of Tembec’s pension plans on other components of net periodic pension costs. See Note 12 — Employee Benefit Plans.
During the second and third quarters of 2018, provisional amounts included in the preliminary valuation of the Acquisition required adjustments to reflect new information obtained. As a result, we recognized adjustments to the gain on bargain purchase totaling approximately $21 million year-to-date. See Note 1 — Basis of Presentation and New Accounting Pronouncements.
Income Tax Expense
Our effective tax rate for the nine months ended September 29, 2018  and September 23, 2017 was 26 percent and 38 percent, respectively. The decrease is primarily due to lower tax rates in the United States as a result of the Tax Cuts and Jobs Act enacted in December of 2017. Additionally, the first quarter of 2017 effective tax rate was unfavorably impacted by the accounting for the 2014 employee incentive stock program, which did not pay out as a result of not meeting the required performance criteria. See Note 13 — Income Taxes for additional information.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Net Sales	$308	$210	$876	$612
Operating income	34	30	83	96
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,333	$1,460	$1,344	$1,456
Commodity Products	807	737	813	739
Sales Volumes (thousands of metric tons):
Cellulose Specialties	163	114	466	331
Commodity Products	70	54	188	167

Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	September 23, 2017	Price	Volume/Mix	Acquisition	September 29, 2018
Cellulose Specialties	$168	$(14)	$5	$59	$218
Commodity Products	40	3	3	10	56
Other sales (a)	2	—	2	30	34
Total Net Sales	$210	$(11)	$10	$99	$308
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
Excluding the Acquisition, cellulose specialties sales prices declined in the third quarter of 2018 approximately 9 percent due to lower contracted pricing, as expected. Cellulose specialties and commodity product sales volumes, excluding the impact of the Acquisition, increased primarily due to the timing of revenue recognition.

Nine Months Ended		Changes Attributable to:
Net Sales (in millions)	September 23, 2017	Price	Volume/Mix	Acquisition	September 29, 2018
Cellulose Specialties	$482	$(31)	$(8)	$183	$626
Commodity Products	123	7	(9)	32	153
Other sales (a)	7	—	3	87	97
Total Net Sales	$612	$(24)	$(14)	$302	$876
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
Excluding the Acquisition, cellulose specialties sales prices declined in the nine months approximately 8 percent due to lower contracted pricing, as expected. Cellulose specialties and commodity product sales volumes, excluding the impact of the Acquisition, decreased primarily due to the timing of maintenance outages and production issues at the Jesup plant which were resolved in the first quarter.
Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$30	$(11)	$7	$4	$10	$(6)	$34
Operating Margin %	14.3%	(4.7)%	2.9%	1.9%	(1.4)%	(1.9)%	11.1%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income increased $4 million or 13 percent in the third quarter of 2018 as the impact of the Acquisition and higher sales volumes were partially offset by lower sales prices. Cost decreased $4 million in 2018 as the 2017 period was negatively impacted by $5 million of higher costs for the idling of our production facilities in the southeast United States (“U.S.”) from Hurricane Irma. Additionally, lower freight cost was more than offset by higher wood and chemical costs in 2018. SG&A and other costs increased due to the Acquisition and our share of the loss related to the start-up of the lignin joint-venture of $2 million.

Nine Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$96	$(24)	$(7)	$(4)	$37	$(15)	$83
Operating Margin %	15.7%	(3.4)%	(0.9)%	(0.7)%	0.6%	(1.7)%	9.6%
(a) Volume/Sales Mix computed based on contribution margin.

Operating income decreased $13 million or 13 percent in the first nine months of 2018 as the Acquisition more than offset lower sales prices and volume, as previously discussed. Cost increased $4 million in 2018 due to higher one-time energy costs caused by the unusually cold weather in the southeastern U.S. in January and higher chemical costs but were partially offset by lower depreciation and lower costs to achieve Cost Transformation savings. Additionally, the 2017 period was negatively impacted by $5 million of higher costs for the idling of our production facilities in the southeast U.S. from Hurricane Irma. Costs increased SG&A and other costs increased due to the Acquisition and our share of the loss related to the start-up the lignin joint-venture of $3 million.
Forest Products

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Net Sales	$86	$—	$282	$—
Operating income	8	—	35	—
Average Sales Prices ($ per thousand board feet):
Lumber	$487	$—	$500	$—
Sales Volumes (millions of board feet):
Lumber	141	—	457	—
Changes in Forest Products net sales are as follows:

Three Months Ended	September 23, 2017	Changes Attributable to:			September 29, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Lumber	$—	$—	$—	$69	$69
Other sales (a)	—	—	—	17	17
Total Net Sales	$—	$—	$—	$86	$86
(a) Other sales include sales of logs, wood chips, and other by-products to other segments and third-parties

Nine Months Ended	September 23, 2017	Changes Attributable to:			September 29, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Lumber	$—	$—	$—	$229	$229
Other sales (a)	—	—	—	53	53
Total Net Sales	$—	$—	$—	$282	$282
(a) Other sales include sales of logs, wood chips, and other by-products to other segments and third-parties
Net sales increased during the three and nine month periods due to the Acquisition.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$—	$—	$—	$—	$15	$(7)	$8
Operating Margin %	—%	—%	—%	—%	17.4%	(8.1)%	9.3%
(a) Volume/Sales Mix computed based on contribution margin.

Nine Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$—	$—	$—	$—	$59	$(24)	$35
Operating Margin %	—%	—%	—%	—%	20.9%	(8.5)%	12.4%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income for Forest Products increased during the three and nine month periods due to the Acquisition. Operating expenses includes duties paid for lumber sold into the United States of approximately $6 million in the third quarter of 2018 and $21 million in the first nine months of 2018.
Pulp

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Net Sales	$89	$—	$265	$—
Operating income	26	—	75	—
Average Sales Prices ($ per metric tons) (a):
High-yield pulp	$670	$—	$666	$—
Sales Volumes (in thousands of metric tons) (a):
High-yield pulp	124	—	368	—
(a) Average sales prices and volumes for external sales only. For the three and nine months ended September 29, 2018, the Pulp segment sold approximately 16,000 MT and 50,000 MT of high-yield pulp for $6 million and $20 million, respectively, to the Paper segment for the production of paperboard.

Changes in Pulp net sales are as follows:

Three Months Ended	September 23, 2017	Changes Attributable to:			September 29, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
High-yield pulp	$—	$—	$—	$89	$89

Nine Months Ended	September 23, 2017	Changes Attributable to:			September 29, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
High-yield pulp	$—	$—	$—	$265	$265
Net sales for Pulp increased for the three and nine month periods due to the Acquisition.
Changes in Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$—	$—	$—	$—	$27	$(1)	$26
Operating Margin %	—%	—%	—%	—%	30.3%	(1.1)%	29.2%
(a) Computed based on contribution margin.

Nine Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$—	$—	$—	$—	$79	$(4)	$75
Operating Margin %	—%	—%	—%	—%	29.8%	(1.5)%	28.3%
(a) Computed based on contribution margin.
Operating income for Pulp increased for the three and nine month periods due to the Acquisition.
Paper

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Net Sales	$78	$—	$238	$—
Operating income	14	—	23	—
Average Sales Prices ($ per metric ton):
Paperboard	$1,120	$—	$1,136	$—
Newsprint	633	—	590	—
Sales Volumes (in metric tons):
Paperboard	45	—	131	—
Newsprint	44	—	151	—
Changes in Paper net sales are as follows:

Three Months Ended	September 23, 2017	Changes Attributable to:			September 29, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Paperboard	$—	$—	$—	$51	$51
Newsprint	—	—	—	27	27
Total Net Sales	$—	$—	$—	$78	$78

Nine Months Ended	September 23, 2017	Changes Attributable to:			September 29, 2018
Net Sales (in millions)		Price	Volume/Mix	Acquisition
Paperboard	$—	$—	$—	$149	$149
Newsprint	—	—	—	89	89
Total Net Sales	$—	$—	$—	$238	$238
Net sales for Paper increased for the three and nine month periods due to the Acquisition.
Changes in Paper operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$—	$—	$—	$—	$12	$2	$14
Operating Margin %	—%	—%	—%	—%	15.4%	2.6%	18.0%
(a) Computed based on contribution margin.

Nine Months Ended		Gross Margin Changes Attributable to (a):
Operating Income (in millions)	September 23, 2017	Price	Volume/ Sales Mix	Cost	Acquisition	SG&A and other	September 29, 2018
Operating Income	$—	$—	$—	$—	$32	$(9)	$23
Operating Margin %	—%	—%	—%	—%	13.4%	(3.8)%	9.6%
(a) Computed based on contribution margin.
Operating income for Paper increased in the three and nine month periods due to the Acquisition. Included in SG&A and other for the third quarter of 2018 is the reversal of approximately $5 million in duties as a result of the U.S. International Trade Commission’s overturning of duties on newspaper imported into the U.S. Additionally, SG&A and other includes approximately $2 million of intangibles amortization expense. SG&A and other for the first nine months of 2018 includes intangibles amortization of $5 million.
Corporate

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 23, 2017	September 29, 2018	September 23, 2017
Operating loss	$(26)	$(11)	$(48)	$(36)
Excluding transaction costs associated with the Acquisition of $5 million and $13 million in the three and nine month periods ended September 23, 2017, respectively, corporate operating expenses increased during the three and nine month periods as a result of the Acquisition, higher disposed operations costs and incentive compensation costs. Included in the three and nine month periods ended September 29, 2018, is approximately $4 million in severance costs related to the integration of the Acquisition.
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
Year-to-date, our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $10 million. Additionally, our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first, second and third quarters for a total of approximately $11 million.
The declaration and payment of preferred and common stock dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deems relevant. In addition, certain of our debt facilities may restrict the declaration and payment of dividends, depending upon our then current compliance with certain covenants.
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback, which we believe provides another option to maximize long-term shareholder value as we execute on a disciplined and balanced capital allocation strategy. During the first nine months of 2018, we repurchased and retired 802,040 shares of common stock under this buyback program at an average price of $18.32 per share, excluding commissions, for an aggregate purchase price of approximately $15 million.
Our debt agreements contain various customary covenants. At September 29, 2018, we were in compliance with all covenants. Our financial statements include assets of $1,273 million, revenue of $1,026 million, covenant EBITDA of $291 million and liabilities of $834 million for non-guarantors of our debt as of September 29, 2018.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 29, 2018	December 31, 2017
Cash and cash equivalents (a)	$106	$96
Availability under the Revolving Credit Facility (b)	216	216
Total debt (c)	1,204	1,241
Stockholders’ equity	777	694
Total capitalization (total debt plus equity)	1,981	1,935
Debt to capital ratio	61%	64%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $34 million at September 29, 2018 and $34 million at December 31, 2017.

(c)	See Note 5 — Debt and Capital Leases for additional information.
During the nine months ended September 29, 2018, we made $20 million and $11 million in principal repayments on the Term A-1 Loan Facility and Term A-2 Loan Facility, respectively.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Provided by (Used for):	September 29, 2018	September 23, 2017
Operating activities	$160	$118
Investing activities	(76)	(44)
Financing activities	(73)	(21)
Cash provided by operating activities during the first nine months of 2018 increased $43 million compared to the prior year period, as increased net income and non-cash adjustments due to the Acquisition were partially offset by an increase in working capital from higher inventories, increases in deferred costs related to the annual maintenance outages at our plants, and the timing of customer incentive and prepayments.
Cash used for investing activities during the first nine months of 2018 increased $32 million compared to the prior year period due to higher capital spending requirements as a result of the Acquisition and increased strategic capital spending partially offset by the cash received from the sale of our resin operations.
Cash used for financing activities during the nine months of 2018 increased $52 million compared to the prior year period due to higher debt repayments, the timing of our common stock dividend payment and common stock repurchases. See Note 5 — Debt and Capital Leases and Note 10 — Earnings Per Share of Common Stock for additional information.
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
EBITDA is defined by SEC rule as earnings before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for items management believes do not represent core operations. EBITDA and adjusted EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income to EBITDA and adjusted EBITDA by segment for the respective three month periods (in millions of dollars):

Three Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
September 29, 2018
Net Income	$8	$26	$16	$40	$(52)	$38
Depreciation and amortization	2	1	4	30	—	37
Interest expense, net	—	—	—	—	15	15
Income tax expense	—	—	—	—	11	11
EBITDA	10	27	20	70	(26)	101
Gain on bargain purchase	—	—	—	(7)	1	(6)
Severance	—	—	—	—	4	4
Adjusted EBITDA	$10	$27	$20	$63	$(21)	$99

September 23, 2017
Net Income	$—	$—	$—	$29	$(13)	$16
Depreciation and amortization	—	—	—	21	—	21
Interest expense, net	—	—	—	—	9	9
Income tax expense	—	—	—	—	7	7
EBITDA	—	—	—	50	3	53
Acquisition related costs	—	—	—	—	5	5
Gain on derivative instrument	—	—	—	—	(14)	(14)
Adjusted EBITDA	$—	$—	$—	$50	$(6)	$44
EBITDA and adjusted EBITDA for the three months ended September 29, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.

Below is a reconciliation of Net Income to EBITDA and adjusted EBITDA by segment for the respective nine month periods (in millions of dollars):

Nine Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
September 29, 2018
Net Income	$35	$76	$30	$97	$(122)	$116
Depreciation and amortization	5	3	13	86	1	108
Interest expense, net	—	—	—	—	44	44
Income tax expense	—	—	—	—	40	40
EBITDA	40	79	43	183	(37)	308
Gain on bargain purchase	—	—	—	(10)	(11)	(21)
Severance	—	—	—	—	4	4
Adjusted EBITDA	$40	$79	$43	$173	$(44)	$291

September 23, 2017
Net Income	$—	$—	$—	$93	$(63)	$30
Depreciation and amortization	—	—	—	64	—	64
Interest expense, net	—	—	—	—	25	25
Income tax expense	—	—	—	—	18	18
EBITDA	—	—	—	157	(20)	137
Acquisition related costs	—	—	—	—	13	13
Gain on derivative instrument	—	—	—	—	(16)	(16)
Adjusted EBITDA	$—	$—	$—	$157	$(23)	$134
EBITDA and Adjusted EBITDA for the nine months ended September 29, 2018 increased from the prior year period primarily due to increased earnings as a result of the Acquisition.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	September 29, 2018	September 23, 2017
Cash provided by operating activities	$160	$118
Capital expenditures (a)	(63)	(41)
Adjusted Free Cash Flows	$97	$77

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first nine months of 2018 were approximately $30 million. Strategic capital expenditures for the same period of 2017 were approximately $3 million.

Adjusted free cash flows decreased primarily due to increased capital expenditure requirements from the Acquisition which were not offset by increased cash flows from operating activities.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
The following table includes the material changes to the contractual financial obligations as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Purchase Obligations
2018	$3
2019	19
2020	6
2021	—
2022	—
Thereafter	(1)
Total	$27
See Note 15 — Commitments and Contingencies for details on our letters of credit and surety bonds as of September 29, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of September 29, 2018, we had $603 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $6 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 29, 2018 was $589 million compared to the $602 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 29, 2018.
During the quarter ended September 29, 2018, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
There have been no material changes to the legal proceedings previously disclosed in Part I, Item 1, of our 2017 Annual Report on Form 10-K during the period covered by this report, except as set forth below.
Stockholder Lawsuit
On August 17, 2017, the City of Warren General Employees’ Retirement System filed a putative class action complaint against the Company, Paul Boynton, and Frank Ruperto in the United States District Court, Middle District of Tennessee, Nashville Division. The plaintiffs allege the Company made false statements in filings with the U.S. Securities and Exchange Commission (“SEC”) and other public statements related to certain litigation with Eastman Chemical, a customer of the Company, and related disclosures in connection with the condition of the Company’s business, in third quarter and fourth quarter 2015, in violation of §§10(b) and 20(a) of the Exchange Act, causing unspecified damages to stockholders of the Company who purchased stock in the Company between October 29, 2014 and August 19, 2015. The applicable Eastman litigation was resolved via settlement in 2015. The Company was served with the complaint on August 28, 2017. On November 13, 2017, the Court appointed the Michigan Carpenters’ Pension Fund and Local 295 IBT Employer Group Pension Trust Fund as lead plaintiff, and a law firm to act as lead counsel. On January 10, 2018, the Company and the individual defendants filed a motion to dismiss the case for improper venue or, in the alternative, asked the court to transfer it to the U. S. District Court for the Middle District of Florida. Per the court scheduling order, the lead plaintiff filed a consolidated amended complaint (the “CAC”) on January 12, 2018. The CAC added Benson Woo, former CFO of the Company, as an additional defendant.

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

In a related matter, on August 16, 2018, the Company received a derivative demand letter on behalf of Russell K. Carlisle, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the individual defendants named in the City of Warren lawsuit and certain current and former members of the Board of Directors of the Company. The demand alleges substantially similar claims as those set forth in the City of Warren action, and claims them to be breaches of fiduciary duties owed to the Company by the individual defendants in City of Warren and members of the Company’s Board of Directors during the alleged class period described in City of Warren. The Company and its counsel are in discussions with counsel for Mr. Carlisle as to potential next steps.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K during the period covered by this report, except as set forth below.

Restrictions on trade through tariffs, countervailing and anti-dumping duties, quotas and other trade barriers, in the United States and internationally, could adversely affect our ability to access certain markets.

In the above risk factor the Company discussed the dumping investigation into the import of uncoated groundwood paper (“UCG,” including newsprint, which is produced by the Company) into the U.S. from Canada by the U.S. Department of Commerce (“DOC”). On September 27, 2018, the US International Trade Commission (“ITC”) published its final determination of no injury or threat of injury from UCG from Canada, thereby eliminating all duties. The petitioner, NORPAC, has appealed this determination.  Because the ITC made a negative determination, no antidumping or countervailing duties are collected during the pendency of any appeal.

With respect to tariffs related to Chinese products imported to the U.S., on September 17, 2018, the U.S. Trade Representative (“USTR”) announced that an additional 10 percent tariff would be imposed on more than 5,700 tariff lines, effective September 24, 2018. Absent an agreement between the U.S, and China or action by the USTR, tariffs on these lines will increase to 25 percent on January 1, 2019. On September 24, 2018, in retaliation for the U.S. tariffs, China announced a five percent tariff on approximately $60 billion in U.S. products exported to China, which includes all wood pulp sold by the Company from the U.S. into China. The Chinese government has also indicated the potential for additional retaliation in response to the U.S. tariffs, which could take the form of additional tariffs on U.S. products exported by the Company into China, or other actions such as quotas or other limitations on Chinese purchases from U.S.-based companies, including the Company. In 2017, the Company had sales of products manufactured in the U.S. to customers in China of $233 million. Any such additional trade-related actions by the Chinese government could have a material impact on our business, financial conditions and results of operations.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

In the above risk factor, the Company discussed the large number of unionized employees we employ and the need to continually negotiate collective bargaining agreements with the unions that represent them. The collective bargaining agreement for our Temiscaming, Quebec location covers between 550-600 unionized employees. This agreement expired on September 30, 2018 and negotiations for a new agreement are ongoing with union representatives. While we do not expect a labor interruption at Temiscaming, a strike or work stoppage that disrupts our operations could materially affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 29, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to August 4	—	$—	—	$88,523,000
August 5 to September 1 (a)	61,912	20.86	61,912	87,232,000
September 2 to September 29 (a)	95,142	20.65	93,880	85,294,000
Total	157,054		155,792

(a)
Primarily repurchased under the $100 million share buyback program declared by the Board of Directors on January 29, 2018, whereby the Company may, from time to time, purchase shares of its common stock. As of September 29, 2018, there was approximately $85 million remaining under the program. Refer to Note 10 — Earnings Per Share of Common Stock for additional information.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 29, 2018 and September 23, 2017; (ii) the Condensed Consolidated Balance Sheets as of September 29, 2018 and December 31, 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2018 and September 23, 2017; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: November 8, 2018