Form 10-Q
period 2019-03-30
RAYONIER ADVANCED MATERIALS INC.
filed 2019-05-09
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

The registrant had 49,799,883 shares of common stock, $.01 par value per share, outstanding as of May 6, 2019.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Sales	$482,780	$521,992
Cost of Sales	(465,585)	(441,640)
Gross Margin	17,195	80,352

Selling, general and administrative expenses	(28,560)	(23,192)
Duties	(4,517)	(8,327)
Other operating income (expense), net	(2,587)	(2,576)
Operating Income (Loss)	(18,469)	46,257
Interest expense	(14,774)	(14,994)
Interest income and other, net	651	842
Other components of pension and OPEB, excluding service costs	1,467	2,194
Income (Loss) Before Income Taxes	(31,125)	34,299
Income tax (expense) benefit (Note 15)	9,075	(9,844)
Net Income (Loss) Attributable to Rayonier Advanced Materials Inc.	(22,050)	24,455
Mandatory convertible stock dividends	(3,365)	(3,403)
Net Income (Loss) Available to Rayonier Advanced Materials Inc. Common Stockholders	$(25,415)	$21,052

Earnings Per Share of Common Stock (Note 12)
Basic earnings (loss) per share	$(0.52)	$0.41
Diluted earnings (loss) per share	$(0.52)	$0.38

Comprehensive Income (Loss):
Net Income (Loss)	$(22,050)	$24,455
Other Comprehensive Income (Loss), net of tax (Note 10)
Foreign currency translation adjustments	(5,352)	7,749
Unrealized gain on derivative instruments	7,872	1,272
Net gain from pension and postretirement plans	1,891	2,397
Total other comprehensive income	4,411	11,418
Comprehensive Income (Loss)	$(17,639)	$35,873
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$67,991	$108,966
Accounts receivable, net (Note 2)	201,734	222,377
Inventory (Note 3)	346,831	321,377
Prepaid and other current assets	68,337	63,372
Total current assets	684,893	716,092

Property, Plant and Equipment (net of accumulated depreciation of $1,418,310 at March 30, 2019 and $1,388,234 at December 31, 2018)	1,365,826	1,381,039
Deferred Tax Assets	413,211	406,957
Intangible Assets, net	50,708	52,460
Other Assets	140,773	122,538
Total Assets	$2,655,411	$2,679,086

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$167,861	$192,740
Accrued and other current liabilities (Note 5)	134,358	151,356
Current maturities of long-term debt (Note 6)	15,263	15,012
Current liabilities for disposed operations (Note 7)	11,368	11,310
Total current liabilities	328,850	370,418

Long-Term Debt (Note 6)	1,207,667	1,173,157
Long-Term Liabilities for Disposed Operations (Note 7)	149,477	149,344
Pension and Other Postretirement Benefits	238,805	238,958
Deferred Tax Liabilities	27,491	28,016
Other Non-Current Liabilities	23,030	12,322

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of March 30, 2019 and December 31, 2018, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 49,798,884 and 49,291,130 issued and outstanding, as of March 30, 2019 and December 31, 2018, respectively	498	493
Additional paid-in capital	397,606	399,490
Retained earnings	433,256	462,568
Accumulated other comprehensive income (loss) (Note 10)	(151,286)	(155,697)
Total Stockholders’ Equity	680,091	706,871
Total Liabilities and Stockholders’ Equity	$2,655,411	$2,679,086

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating Activities
Net income (loss)	$(22,050)	$24,455
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	36,358	36,742
Stock-based incentive compensation expense	3,931	2,480
Amortization of capitalized debt costs, discount and premium	183	254
Deferred income tax	(9,572)	8,680
Net periodic benefit cost of pension and postretirement plans	1,609	1,647
Gain on foreign currency exchange	6,230	(4,020)
Other	(4,221)	1,566
Changes in operating assets and liabilities:
Receivables	23,314	2,662
Inventories	(25,963)	(55,433)
Accounts payable	(19,430)	33,809
Accrued liabilities	(5,068)	(5,139)
All other operating activities	(9,366)	(10,543)
Contributions to pension and other postretirement benefit plans	(2,406)	(2,870)
Expenditures for disposed operations	(423)	(1,774)
Cash Provided by (Used for) Operating Activities	(26,874)	32,516

Investing Activities
Capital expenditures	(31,378)	(29,002)
Cash Used for Investing Activities	(31,378)	(29,002)

Financing Activities
Borrowings from revolving credit facility	38,000	—
Repayments of revolving credit facility	(3,000)	—
Repayment of debt	(2,340)	(1,661)
Dividends paid on common stock	(5,095)	(3,938)
Dividends paid on preferred stock	(3,450)	(3,450)
Proceeds from the issuance of common stock	—	121
Common stock repurchased	(5,810)	(3,050)
Cash Provided by (Used for) Financing Activities	18,305	(11,978)

Cash and Cash Equivalents
Change in cash and cash equivalents	(39,947)	(8,464)
Net effect of foreign exchange on cash and cash equivalents	(1,028)	1,305
Balance, beginning of year	108,966	96,235
Balance, end of period	$67,991	$89,076

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited condensed consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
Recently Adopted Accounting Pronouncements
Leases
The Company adopted Accounting Standards Update 2016-02, Leases, as amended, as of January 1, 2019. The standard requires the recognition of right of use (“ROU”) assets and lease liabilities to be reported on the balance sheet, but did not change the manner in which expenses are recorded in the income statement. The Company has adopted the lease guidance using the cumulative effect adjustment approach, which requires prospective application at the adoption date and elected certain practical expedients permitted under the transition guidance. The practical expedients allow for the carry forward of the historical lease classification of existing leases and eliminates the need to reassess any lease classification of expired leases and initial direct costs. The Company also elected the short-term lease practical expedient. The Company does not record ROU assets or lease liabilities for short-term leases. In addition, the Company utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine the lease term. For leases that include other costs, such as maintenance and other services, in addition to lease cost, the Company is separating lease and non-lease components when determining the ROU assets and lease liabilities.
Adoption of the new standard resulted in the recording of a ROU lease assets and lease liability of $10 million and $11 million, respectively, and the reversal of deferred rent liability balances. See Note 4 — Leases for additional information.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through May 9, 2019, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified.
On April 12, 2019, the Company’s Board of Directors declared a second quarter cash dividend of $2.00 per share of mandatory convertible preferred stock. The preferred stock dividend will be paid on May 15, 2019 to mandatory convertible preferred stockholders of record as of May 1, 2019.
2.    Accounts Receivable, Net
As of March 30, 2019 and December 31, 2018, the Company’s accounts receivable included the following:

	March 30, 2019	December 31, 2018
Accounts receivable, trade	$157,592	$169,496
Accounts receivable, other (a)	46,212	54,943
Allowance for doubtful accounts	(2,070)	(2,062)
Total accounts receivable, net	$201,734	$222,377

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    Inventory
As of March 30, 2019 and December 31, 2018, the Company’s inventory included the following:

	March 30, 2019	December 31, 2018
Finished goods	$209,483	$215,233
Work-in-progress	22,828	21,478
Raw materials	105,068	73,715
Manufacturing and maintenance supplies	9,452	10,951
Total inventory	$346,831	$321,377

4.     Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, which was adopted on January 1, 2019. See Note 1 — Basis of Presentation and New Accounting Pronouncements, for additional information on the adoption. The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of March 30, 2019, the Company’s leases have remaining lease terms of 1 year to 9 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restricted covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of March 30, 2019 was 5.7 percent. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of March 30, 2019 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

Three Months Ended
March 30, 2019
Operating Leases
Operating lease expense	$1,465
Finance Leases
Amortization of ROU assets	$129
Interest	54
Total	$1,648
As of March 30, 2019, the weighted average remaining lease term is 4.8 years and 7.7 years for operating leases and financing leases, respectively. Cash provided by operating activities includes approximately $1.0 million from operating lease payments made during the three months ended March 30, 2019. Finance lease cash flows were immaterial during the three months ended March 30, 2019.
The Company’s finance leases are included as debt and the maturities for the remainder of 2019 and the next four years and thereafter are included in Note 6 — Debt and Finance Leases. The Company’s balance sheet includes the following operating

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

lease assets and liabilities:

	Balance Sheet Classification	March 30, 2019
Right-of-use assets	Other assets	$18,465
Lease liabilities, current	Accrued and other current liabilities	4,256
Lease liabilities, non-current	Other non-current liabilities	14,632

As of March 30, 2019, operating lease maturities for the remainder of 2019 through 2023 and thereafter are as follows:

March 30, 2019
Remainder of 2019	$3,930
2020	4,907
2021	4,160
2022	3,900
2023	3,332
Thereafter	1,544
Total minimum lease payments	$21,773
Less: imputed interest	(2,885)
Present value of future minimum lease payments	$18,888

5.    Accrued and Other Current Liabilities
As of March 30, 2019 and December 31, 2018, the Company’s accrued and other current liabilities included the following:

	March 30, 2019	December 31, 2018
Accrued customer incentives and prepayments	$39,183	$43,907
Accrued payroll and benefits	32,334	30,695
Accrued interest	9,843	3,170
Foreign currency forward contracts	6,392	16,767
Accrued property and other taxes	11,684	10,663
Other current liabilities	34,922	46,154
Total accrued and other current liabilities	$134,358	$151,356

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    Debt and Finance Leases
As of March 30, 2019 and December 31, 2018, the Company’s debt and finance leases include the following:

	March 30, 2019	December 31, 2018
U.S. Revolver of $100 million maturing in November 2022, $56 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.00%, interest of 4.49% at March 30, 2019	$35,000	$—
Multi-currency Revolver of $150 million maturing in November 2022, $126 million available after taking into account outstanding letters of credit, bearing interest at LIBOR plus 2.00% at March 30, 2019	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 2.00%, interest rate of 4.50% at March 30, 2019	160,000	160,000
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 2.25% (after consideration of 0.60% patronage benefit), interest rate of 4.75% at March 30, 2019	438,875	438,875
Senior Notes due 2024 at a fixed interest rate of 5.50%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from March 2020 through April 2028, secured by certain assets of the Temiscaming plant	91,029	91,304
Other loans	3,625	3,777
Finance lease obligation	3,049	3,124
Total debt principal payments due	1,227,225	1,192,727
Less: Debt premium, original issue discount and issuance costs, net	(4,295)	(4,558)
Total debt	1,222,930	1,188,169
Less: Current maturities of long-term debt	(15,263)	(15,012)
Long-term debt	$1,207,667	$1,173,157
As of March 30, 2019, debt and finance lease payments due during the remainder of 2019 and the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
Remaining 2019	$386	$10,822
2020	515	20,375
2021	515	12,515
2022	515	224,600
2023	515	10,634
Thereafter	1,503	945,230
Total principal payments	$3,949	$1,224,176
Less: Imputed interest	(900)
Present value minimum finance lease payments	$3,049

7.    Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the three months ended March 30, 2019 is as follows:

Balance, December 31, 2018	$160,654
Increase in liabilities	271
Payments	(423)
Foreign currency adjustments	343
Balance, March 30, 2019	160,845
Less: Current portion	(11,368)
Long-term liabilities for disposed operations	$149,477
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 30, 2019, the Company estimates this exposure could range up to approximately $69 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
8.    Derivative Instruments
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates. The Company allows for the use of derivative financial instruments to manage interest rate and foreign currency exchange rate exposure, but does not allow derivatives to be used for speculative purposes.
All derivative instruments are recognized on the consolidated balance sheets at their fair value and are either designated as a hedge of a forecasted transaction or undesignated. Changes in the fair value of a derivative designated as a hedge are recorded in other comprehensive income until earnings are affected by the hedged transaction and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.
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
The Company designated the swaps as cash flow hedges and is assessing their effectiveness using the hypothetical derivative method in conjunction with regression. Effective gains and losses, deferred to accumulated other comprehensive income (loss)  (“AOCI”), are reclassified into earnings over the life of the associated hedge.

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
The notional amounts of outstanding derivative instruments as of March 30, 2019 and December 31, 2018 are presented below.

	March 30, 2019	December 31, 2018
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$371,828	$388,930
Foreign exchange forward contracts (c)	$94,358	$125,979
(a) Maturity date of December 2020
(b) Various maturity dates through March 2020
(c) Various maturity dates in 2020, 2022 and 2028
The fair values of derivative instruments included in the consolidated balance sheet as of March 30, 2019 and December 31, 2018 are provided in the below table. See Note 9 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	March 30, 2019	December 31, 2018
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$898	$1,194
Interest rate swaps	Other assets	252	937
Foreign exchange forward contracts	Other current assets	553	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	82	7

Liabilities:
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(6,243)	(16,408)
Foreign exchange forward contracts	Other non-current liabilities	(982)	(3,105)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(150)	(360)
Total derivatives		$(5,590)	$(17,735)
The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income for the three months ended March 30, 2019 and March 31, 2018 are presented below.

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 30, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(702)	$280	Interest expense
Foreign exchange forward contracts	$2,220	$64	Other operating expense, net
Foreign exchange forward contracts	$4,429	$(4,429)	Cost of sales
Foreign exchange forward contracts	$2,359	$1,799	Interest income and other, net

	Three Months Ended March 31, 2018
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$1,712	$(176)	Interest Expense
Foreign exchange forward contracts	$(224)	$—	Cost of sales
The effects of derivative instruments not designated as hedging instruments on the statement of income for the three months ended March 30, 2019 and March 31, 2018 were as follows:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	March 30, 2019	March 31, 2018
Foreign exchange forward contracts	Other operating income (expense), net	$(326)	$(3,129)
The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives at March 30, 2019 and December 31, 2018 are presented below:

	March 30, 2019	December 31, 2018
Interest rate cash flow hedges	$897	$1,663
Foreign exchange cash flow hedges	$(4,647)	$(13,285)
The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.
9.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at March 30, 2019 and December 31, 2018, using market information and what management believes to be appropriate valuation methodologies:

	March 30, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$67,991	$67,991	$—	$108,966	$108,966	$—
Interest rate swaps (a)	1,150	—	1,150	2,131	—	2,131
Foreign currency forward contracts (a)	635	—	635	7	—	7

Liabilities (b):
Foreign currency forward contracts (a)	7,375	—	7,375	19,873	—	19,873
Fixed-rate long-term debt	585,649	—	563,800	585,824	—	541,267
Variable-rate long-term debt	634,232	—	637,500	599,221	—	602,652
(a) These items represent derivative instruments.
(b) Liabilities exclude finance lease obligation.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Derivative instruments — The fair value is calculated based on standard valuation models using quoted prices and market observable data of similar instruments. The interest rate derivatives are based on the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap and therefore is considered Level 2. The foreign currency derivatives are contracts to buy foreign currency at a fixed rate on a specified future date. The foreign exchange rate is observable for the full term of the swap and is therefore considered Level 2. See Note 8 — Derivative Instruments for additional information related to the derivative instruments.
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

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(135,590)	$(81,638)
Reclassifications to earnings: (a)
Amortization of losses	2,611	2,969
Amortization of prior service costs	104	143
Amortization of negative plan amendment	—	(38)
Income tax on reclassifications	(629)	(677)
Foreign currency adjustments	(195)	—
Net comprehensive gain (loss) on employee benefit plans, net of tax	1,891	2,397
Balance, end of quarter	(133,699)	(79,241)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	(11,622)	619
Other comprehensive income before reclassifications	8,306	1,488
Income tax on other comprehensive income	(1,885)	(353)
Reclassifications to earnings: (b)
Interest rate contracts	(280)	176
Foreign exchange contracts	2,566	—
Income tax on reclassifications	(835)	(39)
Net comprehensive gain (loss) on derivative instruments, net of tax	7,872	1,272
Balance, end of quarter	(3,750)	1,891

Foreign currency translation adjustments:
Balance, beginning of year	(8,485)	4,868
Foreign currency translation adjustment, net of tax of $0 and $0	(5,352)	7,749
Balance, end of quarter	(13,837)	12,617

Accumulated other comprehensive income (loss), end of quarter	$(151,286)	$(64,733)

(a)	The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14— Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 8 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    Stockholders' Equity
An analysis of stockholders’ equity for the three months ended March 30, 2019 and March 31, 2018 is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net income (loss)	—	—	—	—	—	(22,050)	—	(22,050)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,411	4,411
Issuance of common stock under incentive stock plans	928,601	9	—	—	(9)	—	—	—
Stock-based compensation	—	—	—	—	3,931	—	—	3,931
Repurchase of common stock	(420,847)	(4)	—	—	(5,806)	—	—	(5,810)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,812)	—	(3,812)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, March 30, 2019	49,798,884	$498	1,725,000	$17	$397,606	$433,256	$(151,286)	$680,091

Balance, December 31, 2017	51,717,142	$517	1,725,000	$17	$392,353	$377,020	$(76,151)	$693,756
Net income (loss)	—	$—	—	$—	$—	$24,455	$—	$24,455
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,418	11,418
Issuance of common stock under incentive stock plans	291,689	3	—	—	118	—	—	121
Stock-based compensation	—	—	—	—	2,480	—	—	2,480
Repurchase of common shares	(155,861)	(1)	—	—	(3,049)	—	—	(3,050)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,736)	—	(3,736)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, March 31, 2018	51,852,970	$519	1,725,000	$17	$391,902	$394,289	$(64,733)	$721,994

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
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three months ended March 30, 2019, the Company did not repurchase any common shares under this buyback program. As of March 30, 2019, there was approximately $60 million of share repurchase authorization remaining under the program.

12.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income (loss)	$(22,050)	$24,455
Preferred Stock dividends	(3,365)	(3,403)
Net income (loss) available for common stockholders	$(25,415)	$21,052

Shares used for determining basic earnings per share of common stock	48,986,272	51,127,726
Dilutive effect of:
Stock options	—	5,669
Performance and restricted stock	—	1,472,839
Preferred stock	—	11,371,718
Shares used for determining diluted earnings per share of common stock	48,986,272	63,977,952
Basic (loss) earnings per share (not in thousands)	$(0.52)	$0.41
Diluted (loss) earnings per share (not in thousands)	$(0.52)	$0.38
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock options	259,088	288,464
Performance and restricted stock	1,959,123	363
Preferred stock	13,078,089	—
Total anti-dilutive instruments	15,296,300	288,827

13.    Incentive Stock Plans
The Company’s total stock based compensation cost for the three months ended March 30, 2019 and March 31, 2018 was $4 million and $2 million, respectively.

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first three months of 2019. The 2019 restricted stock unit awards vest over three years. The 2019 performance-based stock unit awards are measured against an internal return on invested capital target. Depending on performance against the target, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded. The total number of common stock awards granted will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which could result in a final common stock issuance of 0 to 250 percent of the performance-based stock units awarded.
In March 2019, the performance-based share units granted in 2016 were settled at an average of 246 percent of the performance-based stock units awarded, resulting in the issuance of 923,211 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the three months ended March 30, 2019:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	286,613	$34.23	917,098	$13.71	1,325,894	$14.69
Granted	—	—	258,317	14.10	372,858	15.47
Forfeited	—	—	—	—	—	—
Exercised or settled	—	—	(394,877)	9.46	(520,167)	7.80
Expired or cancelled	(27,525)	18.09	—	—	—	—
Outstanding at March 30, 2019	259,088	$35.95	780,538	$15.99	1,178,585	$17.98

14.    Employee Benefit Plans
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
The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$2,611	$3,099	$465	$742
Interest cost	9,624	8,255	360	335
Expected return on plan assets	(14,166)	(13,858)	—	—
Amortization of prior service cost	142	143	(38)	—
Amortization of losses	2,591	2,912	20	57
Amortization of negative plan amendment	—	—	—	(38)
Total net periodic benefit cost	$802	$551	$807	$1,096
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
15.    Income Taxes
The Company’s effective tax rate for the three months ended March 30, 2019 was a benefit of (29) percent, compared with an expense of 29 percent for the three months ended March 31, 2018.
The current quarter effective rate differs from the federal statutory rate of 21 percent primarily due to tax credits and excess tax deductions on vested stock compensation, partially offset by different statutory tax rates of foreign operations and nondeductible executive compensation.
There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2018.
16.    Segment Information
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

Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended
	March 30, 2019	March 31, 2018
High Purity Cellulose
Cellulose Specialties	$192,104	$209,127
Commodity Products	73,956	42,747
Other sales (a)	19,949	30,509
Total High Purity Cellulose	286,009	282,383
Forest Products
Lumber	57,352	78,380
Other sales (b)	17,827	20,806
Total Forest Products	75,179	99,186
Pulp
High-yield pulp	69,679	85,155
Paper
Paperboard	47,337	47,791
Newsprint	22,636	27,516
Total Paper	69,973	75,307
Eliminations	(18,060)	(20,039)
Total net sales	$482,780	$521,992
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income (loss) by segment was comprised of the following:

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended
	March 30, 2019	March 31, 2018
High Purity Cellulose	$(2,793)	$21,311
Forest Products	(5,248)	10,637
Pulp	10,422	22,711
Paper	(1,765)	2,926
Corporate	(19,085)	(11,328)
Total operating income (loss)	$(18,469)	$46,257
Identifiable assets by segment were as follows:

	March 30, 2019	December 31, 2018
High Purity Cellulose	$1,616,441	$1,643,092
Forest Products	199,481	166,801
Pulp	102,655	103,308
Paper	245,059	240,427
Corporate	491,775	525,458
Total identifiable assets	$2,655,411	$2,679,086
17.    Commitments and Contingencies
Commitments
The following table includes the material changes to the contractual financial obligations presented in Note 20 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. The changes in the future minimum payments under these obligations are presented as of March 30, 2019. The payment amounts are estimates and may vary based on changes in actual price and volumes terms.

Purchase Obligations
Remainder of 2019	$148
2020	1,557
2021	1,335
2022	1,150
2023	676
Thereafter	5,081
Total	$9,947
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
As of March 30, 2019, collective bargaining agreements covering less than 25 unionized employees in Canada had expired. The Fernandina mill collective bargaining agreement expires in the second quarter of 2019 and is currently in negotiations. In all cases, the parties have continued to work under the terms of the expired contracts while negotiations continue. While there can be

Rayonier Advanced Materials Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

no assurances, the Company expects to reach agreements with its unions. However, a work stoppage could have a material adverse effect on its business, results of operations and financial condition.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 30, 2019, the Company had net exposure of $37 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $84 million as of March 30, 2019, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility and financing agreements to fund the construction of the facility, which was completed in the second quarter of 2018. The Company is a guarantor under both the construction and financing agreements. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at March 30, 2019 was $36 million.
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
18.    Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information were comprised of the following for the three months ended:

	March 30, 2019	March 31, 2018
Cash paid (received) during the period:
Interest	$8,234	$7,678
Income taxes	$90	$6,567
Non-cash investing and financing activities:
Capital assets purchased on account	$11,807	$14,053

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Condensed Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report.”)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2018 Annual Report on Form 10-K and information contained in our subsequent Forms 10-Q, 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Note About Forward-Looking Statements
Certain statements in this Report regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to the Company’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The following risk factors and those contained in Item 1A — Risk Factors, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Amounts contained in this Report may not always add due to rounding.
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:

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
Business
Rayonier Advanced Materials Inc. is a global leader of cellulose-based technologies, including high purity cellulose specialties, a natural polymer commonly found in cell phone and computer screens, filters and pharmaceuticals. In 2017, we acquired Tembec which was engaged in the manufacture of cellulose specialties, commodity products, forest products and pulp & paper (the “Acquisition”). The Acquisition created a combined company with leading positions in acetate and ethers high purity cellulose end-use markets, as well as, a more diversified earnings stream given the addition of the forest products, pulp and paper businesses. We now operate in the following business segments: High Purity Cellulose, Forest Products, Pulp and Paper.

Our plan is to grow EBITDA and drive long-term value for our stockholders. The plan focuses on the following:

•	Go-to-Market Strategy - designed to improve cellulose specialties price and margin and align assets to market needs and sales mix to drive long term High Purity Cellulose segment EBITDA growth

•	Improve our competitive positioning through the following Four Strategic Pillars
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

•
Investments - delivering a capital allocation strategy that maximizes our risk adjusted returns. We intend to de-lever our balance sheet through EBITDA growth and repayment of indebtedness with a target net leverage ratio of 2.5 times EBITDA. In conjunction with this de-leveraging, we will allocate capital across high return investments in our facilities, acquisitions and other external investments to grow profitability, as well as return capital to stockholders through stock buybacks and dividends. In addition, we will review our current portfolio of operating assets, determine market value and capture the highest value for our stockholders.

Outlook
High Purity Cellulose

The operational issues affecting High Purity Cellulose in the first quarter negatively impacts our previous guidance and therefore, such guidance should no longer be relied upon. However, we anticipate stronger performance building sequentially through the remainder of the year as the Temiscaming boiler and hardwood supply issues are addressed. Ultimately, EBITDA margins are expected to return to the high teens for the back half of 2019, subject to fluctuations in commodity prices. For full year 2019, we still expect stability in our cellulose specialties prices and volumes with each anticipated to be slightly lower by approximately 1 to 2 percent from 2018, excluding the impact of any Chinese duties on sales price. Commodity product sales volumes are expected to be modestly lower than the original forecast of a 75,000 metric ton increase over 2018 volumes.

Forest Products

Lumber prices declined during the second half of the first quarter and are expected to remain low in the second quarter, although recently announced capacity curtailments in British Columbia are expected to provide some recovery in prices during the back half of the second quarter. Longer-term, the stable U.S. housing market, both new starts and remodeling driven by resales, remains a key driver of lumber sales prices. We are well positioned to benefit from these long-term conditions. In addition, softwood lumber duties of approximately 20 percent on sales to the U.S. are expected to continue throughout 2019. Benefits from capital investments and cost reductions are also expected to provide incremental profitability in 2019 and beyond.

Pulp

High-yield pulp prices are expected to remain solid albeit lower for the remainder of 2019 compared to 2018 due to weaker demand. Over the medium-term, solid global demand for pulp, reduced recycled fiber imports to China, and global industry production at or near capacity continue to support pulp prices above historical levels. With no significant new capacity expected in the pulp markets until 2021, supply-demand dynamics should continue to yield positive market conditions and historically strong segment results in 2019.

Paper

In 2019, paperboard prices may experience pressure from increased competition in the U.S., while newsprint sales prices are expected to decline due to demand weakness and the reversal of duties in 2018.

Capital Allocation and Investment

We anticipate that we will spend approximately $100 million in maintenance capital expenditures across all segments in 2019. In addition, we anticipate spending approximately $30 million on high-return strategic projects in 2019.
We expect to increase the percentage of our cash flow directed toward debt repayment in 2019. We expect to continue a return of capital to stockholders through our common stock dividend and the opportunistic repurchase of common shares as cash flow improves.

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
For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation.

Results of Operations

Financial Information	Three Months Ended		%
(in millions, except percentages)	March 30, 2019	March 31, 2018	Change
Net Sales	$483	$522	(7)%
Cost of Sales	(466)	(442)
Gross Margin	17	80	(79)%
Selling, general and administrative expenses	(28)	(23)
Duties	(5)	(8)
Other operating expense, net	(2)	(3)
Operating Income (Loss)	(18)	46	(139)%
Interest expense	(15)	(15)
Interest income and other, net	1	1
Net periodic pension and OPEB income (expense), excluding service costs	1	2
Income Before Income Taxes	(31)	34	(191)%
Income Tax (Expense) Benefit	9	(10)
Net Income (Loss)	$(22)	$24	(192)%

Gross Margin %	4%	15%
Operating Margin %	(4)%	9%
Effective Tax Rate %	(29)%	29%
Net sales by segment were as follows:

	Three Months Ended
Net sales (in millions)	March 30, 2019	March 31, 2018
High Purity Cellulose	$286	$282
Forest Products	75	99
Pulp	70	85
Paper	70	76
Eliminations	(18)	(20)
Total net sales	$483	$522
Net sales decreased $39 million, down approximately 7 percent, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was primarily driven by lower lumber and high-yield pulp prices as well as lower newsprint sales volumes. For further assessment of changes in net sales, see the discussion of operating results by segment.
Operating income (loss) by segment was as follows:

	Three Months Ended
Operating income (loss) (in millions)	March 30, 2019	March 31, 2018
High Purity Cellulose	$(3)	$21
Forest Products	(5)	10
Pulp	10	23
Paper	(1)	3
Corporate	(19)	(11)
Total operating income (loss)	$(18)	$46
Operating results for the first quarter of 2019 decreased $64 million, or 139 percent, resulting in an $18 million operating loss. Sales decreased approximately 7 percent and costs of sales increased 5 percent. For further assessment of changes of operating income, see the discussion of operating results by segment.
Non-operating Expenses
Interest expense of $15 million for the first quarter of 2019 was essentially flat when compared to the same prior year period. Lower outstanding debt levels during the three months ended March 30, 2019 were partially offset by slightly higher interest rates on variable rate debt when compared to the same prior year period. See Note 6 — Debt and Finance Leases.
Income Tax (Expense) Benefit
The first quarter 2019 effective tax rate was a benefit of (29) percent compared to an expense of 29 percent for the same period in 2018. The first quarter 2019 effective tax rate differs from the federal statutory rate of 21 percent primarily due to tax credits and excess tax deductions on vested stock compensation, partially offset by different statutory tax rates of foreign operations and nondeductible executive compensation.
See Note 15 — Income Taxes for additional information.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net Sales	$286	$282
Operating income (loss)	$(3)	$21
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,284	$1,375
Commodity Products	$847	$803
Sales Volumes (thousands of metric tons):
Cellulose Specialties	150	152
Commodity Products	87	53
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	March 31, 2018	Price	Volume/Mix/Other	March 30, 2019
Cellulose Specialties	$209	$(14)	$(3)	$192
Commodity Products	43	3	28	74
Other sales (a)	30	—	(10)	20
Total Net Sales	$282	$(11)	$15	$286
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties
Net sales increased $4 million, or 1 percent, during the three month period ended March 30, 2019 when compared to the prior year period. Cellulose specialties sales prices declined in the first quarter of 2019 approximately 7 percent due to duties on products sold in China and higher average prices in the 2018 comparable quarter due to 2017 higher priced shipments which were recognized as sales in the 2018 quarter. Cellulose specialties volumes remained at levels consistent with the same prior year period, while commodity product sales volumes increased by approximately 64 percent primarily due to improved production at the Jesup and Tartas plants, partially offset by production issues at the Temiscaming plant. Other sales declined by $10 million as a result of the sale of the resin business in September 2018.
Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 31, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 30, 2019
Operating income (loss)	$21	$(11)	$4	$(20)	$3	$(3)
Operating margin %	7.4%	(3.8)%	1.2%	(7.0)%	1.0%	(1.2)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $24 million in the first quarter of 2019 to an operating loss of $3 million. The decrease was driven by lower cellulose specialties sales prices and volumes and a decline in other sales volume, partially offset by higher commodity sales prices and volumes, as discussed above. Costs increased $20 million driven by production reliability issues at both our Jesup and Temiscaming plants as well as higher wood and maintenance costs, partially offset by lower energy costs. The three month period ended March 30, 2019 was also negatively impacted by a $1 million loss associated with the lignin joint venture that began operations in the second half of 2018. Additionally, the 2018 period includes operating income of $2 million from the resins business, which was sold in September 2018.

Forest Products

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net Sales	$75	$99
Operating income (loss)	$(5)	$10
Average Sales Prices ($ per thousand board feet):
Lumber	$389	$480
Sales Volumes (millions of board feet):
Lumber	147	163
Changes in Forest Products net sales are as follows:

Three Months Ended	March 31, 2018	Changes Attributable to:		March 30, 2019
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$78	$(13)	$(8)	$57
Other sales (a)	21	—	(3)	18
Total Net Sales	$99	$(13)	$(11)	$75
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Net sales decreased $24 million during the three month period ended March 30, 2019 when compared to the prior year period as average lumber sales prices declined 19 percent and lumber sales volumes were down 10 percent primarily as a result of weaker market conditions and weather and logistic issues.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	March 31, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 30, 2019
Operating income (loss)	$10	$(13)	$(6)	$2	$2	$(5)
Operating margin %	10.1%	(14.1)%	(9.1)%	3.2%	2.5%	(7.4)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $15 million in the first quarter of 2019 to an operating loss of $5 million. The decline was primarily driven by lower lumber sales prices and volumes, as previously discussed. Lower costs were driven by the reversal of a portion of the inventory valuation reserve taken in the fourth quarter of 2018. SG&A and other costs improved primarily due to lower softwood lumber duties as a result of the decrease in lumber sales volumes and prices. During the three month periods ended March 30, 2019 and 2018, the Forest Products segment incurred approximately $5 million and $7 million, respectively, in softwood lumber duties.

Pulp

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net Sales	$70	$85
Operating income	$10	$23
Average Sales Prices ($ per metric tons) (a):
High-yield pulp	$590	$654
Sales Volumes (in thousands of metric tons) (a):
High-yield pulp	107	120
(a) Average sales prices and volumes for external sales only. For both three month periods ended March 30, 2019 and March 31, 2018, the Pulp segment sold approximately 16,000 MT of high-yield pulp for $7 million to the Paper segment for the production of paperboard.

Changes in Pulp net sales are as follows:

Three Months Ended	March 31, 2018	Changes Attributable to:		March 30, 2019
Net Sales (in millions)		Price	Volume/Mix
High-yield pulp	$85	$(7)	$(8)	$70
Net sales decreased during the three months ended March 30, 2019 when compared to the same 2018 period primarily due to lower average high-yield pulp prices principally from weaker export markets. Sales volumes declined as a result of lower production from downtime at the Company’s Temiscaming facility due to weak market conditions and the timing of shipments in the period.
Changes in Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 31, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 30, 2019
Operating income	$23	$(7)	$(4)	$(2)	$—	$10
Operating margin %	27.1%	(6.5)%	(3.4)%	(2.9)%	—%	14.3%
(a) Sales Volume computed based on contribution margin.
Operating income decreased by $13 million for the three month period ended March 30, 2019 compared to the prior year period due to lower average high-yield sales prices and volumes, as previously discussed. Costs increased slightly as a result of lower production and higher transportation costs.
Paper

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net Sales	$70	$76
Operating income (loss)	$(1)	$3
Average Sales Prices ($ per metric ton):
Paperboard	$1,102	$1,154
Newsprint	$594	$530
Sales Volumes (in metric tons):
Paperboard	43	41
Newsprint	38	52

Changes in Paper net sales are as follows:

Three Months Ended	March 31, 2018	Changes Attributable to:		March 30, 2019
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$48	$(2)	$1	$47
Newsprint	28	2	(7)	23
Total Net Sales	$76	$—	$(6)	$70
Net sales decreased $6 million during the three months ended March 30, 2019 when compared to the same 2018 period. Paperboard sales prices declined 5 percent due to increased competition and weaker markets, while sales volumes were consistent with the comparable period. Newsprint sales volumes declined primarily due to production reliability issues at the Kapuskasing plant and logistic issues in Canada. Newsprint sales prices improved primarily due to the lingering impact of the duties on newsprint imports into the United States which were imposed in the first quarter of 2018 and removed in the third quarter of 2018.
Changes in Paper operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 31, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 30, 2019
Operating income (loss)	$3	$—	$(3)	$(2)	$1	$(1)
Operating margin %	3.9%	—%	(3.9)%	(2.9)%	1.4%	(1.5)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased by $4 million for the three month period ended March 30, 2019 compared to the prior year period. The decrease was primarily driven by lower newsprint sales volumes, as previously discussed. Costs increased due to higher pulp and chemical prices for paperboard, and lower production volume as a result of reliability issues at the Kapuskasing plant.
Corporate

	Three Months Ended
Operating Income (Loss) (in millions)	March 30, 2019	March 31, 2018
Operating loss	$(19)	$(11)
The operating loss increased $8 million compared to the previous period to $19 million for the three month period ended March 30, 2019. The increases were driven by higher long-term incentive compensation and foreign exchange losses, partially offset by lower disposed operations expenses and the timing of certain corporate expenses.
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
Our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $3 million. Additionally, our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first quarter for a total of approximately $5 million.
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

On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback, which we believe provides another option to maximize long-term shareholder value as we execute on a disciplined and balanced capital allocation strategy. During the first quarter ended March 30, 2019 we did not repurchase any common shares under this buyback program.
Our debt agreements contain various customary covenants. At March 30, 2019, we were in compliance with all covenants. Our financial statements include assets of $1,307 million, revenue of $284 million, covenant EBITDA of $188 million and liabilities of $884 million for non-guarantors of our debt as of March 30, 2019.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 30, 2019	December 31, 2018
Cash and cash equivalents (a)	$68	$109
Availability under the Revolving Credit Facility (b)	182	217
Total debt (c)	1,223	1,188
Stockholders’ equity	680	707
Total capitalization (total debt plus equity)	$1,903	$1,895
Debt to capital ratio	64%	63%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)
Availability under the revolving credit facility is reduced by $35 million of outstanding borrowings at March 30, 2019 and standby letters of credit of approximately $33 million at March 30, 2019 and $33 million at December 31, 2018.

(c)	See Note 6 — Debt and Finance Leases for additional information.
During the three months ended March 30, 2019, we did not have any required principal repayments on the Term A-1 Loan Facility and Term A-2 Loan Facility.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Provided by (Used for):	March 30, 2019	March 31, 2018
Operating activities	$(27)	$33
Investing activities	$(31)	$(29)
Financing activities	$18	$(12)
Cash used for operating activities during the first three months of 2019 was $27 million compared to cash provided by operating activities of $33 million generated in the comparable prior year period. Operating cash flows decreased primarily due to a decrease in net income and increased working capital as higher inventories, primarily from seasonal wood harvest in Canada, and lower accounts payable and accrued liabilities, from the timing of payments, were partially offset by lower accounts receivable.
Cash used for investing activities during the first three months of 2019 increased $2 million compared to the prior year period due to slightly higher capital spending.
Cash provided by financing activities during the three months of 2019 included $35 million of revolver borrowings, which is net of $3 million of repayments made within the quarter. Long-term debt repayments and dividend payments made, both on common stock and preferred stock, during the three months ended March 30, 2019, remained consistent with the levels paid during the comparable prior year period. Common stock repurchased for shares in lieu of income taxes on incentive stock awards increased $3 million to $6 million in first quarter 2019 due primarily to higher payout levels of performance shares. See Note 6 — Debt and Finance Leases, Note 12 — Earnings Per Share of Common Stock and Note 13 — Incentive Stock Plans for additional information.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA and adjusted free cash flows. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA as a performance measure and adjusted free cash flows as a liquidity measure. See “Note about Non-GAAP Financial Measures” on page 20 for limitations associated with non-GAAP measures.
EBITDA is defined by SEC rules as earnings before interest, taxes, depreciation and amortization. EBITDA is not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Net Income (Loss) to EBITDA by segment for the respective three month periods (in millions of dollars):

Three Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
March 30, 2019
Net Income (Loss)	$(5)	$11	$1	$(4)	$(25)	$(22)
Depreciation and amortization	2	1	4	29	—	36
Interest expense, net	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	(9)	(9)
EBITDA	$(3)	$12	$5	$25	$(19)	$20

March 31, 2018
Net Income (Loss)	$10	$23	$5	$25	$(39)	$24
Depreciation and amortization	2	1	5	29	—	37
Interest expense, net	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	10	10
EBITDA	$12	$24	$10	$54	$(14)	$86
EBITDA for the three months ended March 30, 2019 decreased primarily due to lower operating income. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
We define adjusted free cash flows as cash provided by (used for) operating activities adjusted for capital expenditures excluding strategic capital. Adjusted free cash flows is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of our common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	March 30, 2019	March 31, 2018
Cash (used in) provided by operating activities	$(27)	$33
Capital expenditures (a)	(27)	(20)
Adjusted Free Cash Flows	$(54)	$13

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first three months of 2019 were approximately $4 million. Strategic capital expenditures for the same period of 2018 were approximately $9 million.

Adjusted free cash flows decreased primarily due to unfavorable earnings as well as increased capital expenditure requirements.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
The following table includes the material changes to the contractual financial obligations as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Purchase Obligations (in millions of dollars)
Remainder of 2019	$—
2020	2
2021	1
2022	1
2023	1
Thereafter	5
Total	$10
See Note 17 — Commitments and Contingencies for details on our letters of credit and surety bonds as of March 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates, currency and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. See Note 8 — Derivative Instruments for additional information.
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
As of March 30, 2019, we had $638 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $6 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in the London interbank offered rate (“LIBOR”).
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 30, 2019 was $564 million compared to the $587 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 30, 2019.
During the quarter ended March 30, 2019, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 15, 2018, the U.S. District Court for the Middle District of Tennessee granted the Company’s motion to transfer the case to the Middle District of Florida, and on July 16, 2018 the Company filed a motion to dismiss the case. On March 29, 2019, the Court issued an order of judgment and dismissal, with prejudice, of the plaintiffs’ complaint. Plaintiffs and their counsel have elected not to appeal the dismissal and this matter is now concluded.
In a related matter, on August 16, 2018, the Company received a derivative demand letter on behalf of Russell K. Carlisle, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the individual defendants named in the City of Warren lawsuit and certain current and former members of the Board of Directors of the Company. The demand alleges substantially similar facts as those set forth in the City of Warren action, and claims them to be breaches of fiduciary duties owed to the Company by the individual defendants in City of Warren and members of the Company’s Board of Directors during the alleged class period described in the case. The Company, the individuals named and Mr. Carlisle have agreed to toll any action on the derivative claim pending the decision of the U.S. District Court on the Company’s motion to dismiss the City of Warren suit. Given the March 29, 2019 order of judgment and dismissal of the City of Warren lawsuit by the U.S. District Court for the Middle District of Florida, it is anticipated that Mr. Carlisle and his counsel will no longer pursue this derivative claim.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2018 Annual Report on Form 10-K during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 to February 2 (a)	15,275	$10.83	—	$60,294,000
February 3 to March 2	—	—	—	$60,294,000
March 3 to March 30 (a)	405,572	$14.10	—	$60,294,000
Total	420,847		—

(a)	Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

(b)	As of March 30, 2019, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months Ended March 30, 2019 and March 31, 2018; (ii) the Condensed Consolidated Balance Sheets as of March 29, 2019 and December 31, 2018; (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2019 and March 31, 2018; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ FRANK A. RUPERTO
Frank A. Ruperto Chief Financial Officer and Senior Vice President, Finance and Strategy (Duly Authorized Officer and Principal Financial Officer)
Date: May 9, 2019