Form 10-Q
period 2019-06-29
RAYONIER ADVANCED MATERIALS INC.
filed 2019-08-07
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-36285
RAYONIER ADVANCED MATERIALS INC.
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 46-4559529
1301 RIVERPLACE BOULEVARD, SUITE 2300
JACKSONVILLE, FL 32207
(Principal Executive Office)
Telephone Number: (904) 357-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RYAM	The New York Stock Exchange
Preferred Stock, $0.01 par value	RYAM PR A	The New York Stock Exchange
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
The registrant had 49,849,979 shares of common stock, $.01 par value per share, outstanding as of August 5, 2019.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales	$487,816	$541,720	$970,597	$1,063,711
Cost of Sales	(462,369)	(440,242)	(927,955)	(881,880)
Gross Margin	25,447	101,478	42,642	181,831

Selling, general and administrative expenses	(20,903)	(24,734)	(49,464)	(47,926)
Duties	(7,004)	(11,536)	(11,520)	(19,864)
Other operating income (expense), net	(5,835)	1,014	(8,422)	(1,561)
Operating Income (Loss)	(8,295)	66,222	(26,764)	112,480
Interest expense	(15,600)	(15,169)	(30,374)	(30,163)
Interest income and other, net	(750)	4,565	(99)	5,406
Other components of pension and OPEB, excluding service costs	1,177	2,199	2,643	4,393
Adjustment to gain on bargain purchase	—	14,661	—	14,661
Income (Loss) Before Income Taxes	(23,468)	72,478	(54,594)	106,777
Income tax (expense) benefit (Note 15)	8,551	(19,089)	17,627	(28,933)
Net Income (Loss) Attributable to Rayonier Advanced Materials Inc.	(14,917)	53,389	(36,967)	77,844
Mandatory convertible stock dividends	(3,441)	(3,440)	(6,805)	(6,843)
Net Income (Loss) Available to Rayonier Advanced Materials Inc. Common Stockholders	$(18,358)	$49,949	$(43,772)	$71,001

Earnings Per Share of Common Stock (Note 12)
Basic earnings (loss) per share	$(0.37)	$0.97	$(0.89)	$1.38
Diluted earnings (loss) per share	$(0.37)	$0.83	$(0.89)	$1.22

Comprehensive Income (Loss):
Net Income (Loss)	$(14,917)	$53,389	$(36,967)	$77,844
Other Comprehensive Income (Loss), net of tax (Note 10)
Foreign currency translation adjustments	3,658	(16,000)	(1,694)	(8,251)
Unrealized gain (loss) on derivative instruments	3,393	(8,334)	11,265	(7,062)
Net gain from pension and postretirement plans	1,865	2,398	3,756	4,795
Total other comprehensive income	8,916	(21,936)	13,327	(10,518)
Comprehensive Income (Loss)	$(6,001)	$31,453	$(23,640)	$67,326
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 29, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$90,104	$108,966
Accounts receivable, net (Note 2)	180,014	222,377
Inventory (Note 3)	298,902	321,377
Prepaid and other current assets	90,623	63,372
Total current assets	659,643	716,092

Property, Plant and Equipment (net of accumulated depreciation of $1,443,368 at June 29, 2019 and $1,388,234 at December 31, 2018)	1,370,307	1,381,039
Deferred Tax Assets	420,105	406,957
Intangible Assets, net	48,955	52,460
Other Assets	151,500	122,538
Total Assets	$2,650,510	$2,679,086

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$182,458	$192,740
Accrued and other current liabilities (Note 5)	114,686	151,356
Current maturities of long-term debt (Note 6)	21,633	15,012
Current liabilities for disposed operations (Note 7)	11,483	11,310
Total current liabilities	330,260	370,418

Long-Term Debt (Note 6)	1,215,059	1,173,157
Long-Term Liabilities for Disposed Operations (Note 7)	149,360	149,344
Pension and Other Postretirement Benefits	238,387	238,958
Deferred Tax Liabilities	26,071	28,016
Other Non-Current Liabilities	24,807	12,322

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized at $0.01 par value, 1,725,000 issued and outstanding as of June 29, 2019 and December 31, 2018, aggregate liquidation preference $172,500	17	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 49,848,087 and 49,291,130 issued and outstanding, as of June 29, 2019 and December 31, 2018, respectively	498	493
Additional paid-in capital	397,115	399,490
Retained earnings	411,306	462,568
Accumulated other comprehensive income (loss) (Note 10)	(142,370)	(155,697)
Total Stockholders’ Equity	666,566	706,871
Total Liabilities and Stockholders’ Equity	$2,650,510	$2,679,086

See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating Activities
Net income (loss)	$(36,967)	$77,844
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	72,356	70,533
Stock-based incentive compensation expense	3,456	6,500
Amortization of capitalized debt costs, discount and premium	282	512
Deferred income tax	(20,146)	25,916
Gain on bargain purchase	—	(13,306)
Net periodic benefit cost of pension and postretirement plans	3,496	2,867
Loss (gain) from foreign currency	5,914	(7,525)
Other	(1,081)	2,559
Changes in operating assets and liabilities:
Receivables	41,430	(5,712)
Inventories	22,344	(26,164)
Accounts payable	(10,510)	22,459
Accrued liabilities	(24,581)	(22,321)
All other operating activities	(30,653)	(34,929)
Contributions to pension and other postretirement benefit plans	(4,755)	(5,586)
Expenditures for disposed operations	(2,289)	(4,422)
Cash Provided by Operating Activities	18,296	89,225

Investing Activities
Capital expenditures	(59,897)	(63,621)
Cash Used for Investing Activities	(59,897)	(63,621)

Financing Activities
Borrowings from revolving credit facility	86,000	—
Repayments of revolving credit facility	(36,000)	—
Repayment of debt	(5,562)	(12,368)
Dividends paid on common stock	(8,568)	(7,499)
Dividends paid on preferred stock	(6,900)	(6,900)
Proceeds from the issuance of common stock	—	342
Common stock repurchased	(5,826)	(14,529)
Cash Provided by (Used for) Financing Activities	23,144	(40,954)

Cash and Cash Equivalents
Change in cash and cash equivalents	(18,457)	(15,350)
Net effect of foreign exchange on cash and cash equivalents	(405)	(1,076)
Balance, beginning of year	108,966	96,235
Balance, end of period	$90,104	$79,809

See Notes to Condensed Consolidated Financial Statements.

Index to Financial Statements
RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
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
Liquidity
Cash flows from operations, primarily driven by operating results, have historically been the Company’s primary source of liquidity and capital resources. While the Company is in compliance with all debt covenants as of June 29, 2019, the significant decrease in the market prices for commodity-orientated products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, have caused the financial results of the Company to decline significantly over the last six months. As a result, the Company will not meet its 3 times first lien secured net leverage test as currently required under the Senior Secured Credit Facilities (the “Credit Facilities”) at the end of the third quarter. The Company is in active discussions with its lenders to amend the loans and expects to reach agreement in the third quarter of 2019. However, because the discussions with lenders have not been finalized and their decision is outside of the Company’s control, the outcome cannot be considered probable and no assurances can be given regarding the likelihood, certainty or timing of consummating such an amendment. If an amendment is not consummated, the lenders by contract, if they so choose, may request the immediate repayment of the loans thereunder following the filing of the Company’s third quarter report on Form 10-Q. Consequently, the Company is required to disclose that its ability to continue as a going concern is dependent on its ability to obtain an amendment or refinance the Credit Facilities.

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
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through August 7, 2019, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified:

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

On July 18, 2019, the Company’s Board of Directors declared a second quarter cash dividend of $2.00 per share of mandatory convertible preferred stock. The preferred stock dividend will be paid on August 15, 2019 to mandatory convertible preferred stockholders of record as of August 1, 2019.
On August 1, 2019, the Company announced it had entered into an agreement to sell its Matane plant to Sappi Limited, a global diversified wood fiber company, for a purchase price of approximately US $175 million.
2.Accounts Receivable, Net
The Company’s accounts receivable included the following:

	June 29, 2019	December 31, 2018
Accounts receivable, trade	$146,371	$169,496
Accounts receivable, other (a)	35,800	54,943
Allowance for doubtful accounts	(2,157)	(2,062)
Total accounts receivable, net	$180,014	$222,377

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.
3.Inventory
The Company’s inventory included the following:

	June 29, 2019	December 31, 2018
Finished goods	$186,254	$215,233
Work-in-progress	21,131	21,478
Raw materials	81,873	73,715
Manufacturing and maintenance supplies	9,644	10,951
Total inventory	$298,902	$321,377

4.     Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, which was adopted on January 1, 2019. See Note 1 — Basis of Presentation and New Accounting Pronouncements, for additional information on the adoption. The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of June 29, 2019, the Company’s leases have remaining lease terms of 1 year to 10 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restricted covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of June 29, 2019 was 5.7 percent. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of June 29, 2019 was 7.0 percent.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company’s operating and finance lease cost is as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating Leases
Operating lease expense	$1,141	$2,606
Finance Leases
Amortization of ROU assets	22	150
Interest	53	107
Total	$1,216	$2,863

As of June 29, 2019, the weighted average remaining lease term is 4.6 years and 7.4 years for operating leases and financing leases, respectively. Cash provided by operating activities includes approximately $2 million from operating lease payments made during the six months ended June 29, 2019. Finance lease cash flows were immaterial during the six months ended June 29, 2019.
The Company’s finance leases are included as debt and the maturities for the remainder of 2019 and the next four years and thereafter are included in Note 6 — Debt and Finance Leases. The Company’s balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	June 29, 2019
Right-of-use assets	Other assets	$18,387
Lease liabilities, current	Accrued and other current liabilities	$4,508
Lease liabilities, non-current	Other non-current liabilities	$14,681

As of June 29, 2019, operating lease maturities for the remainder of 2019 through 2023 and thereafter are as follows:

June 29, 2019
Remainder of 2019	$2,771
2020	5,217
2021	4,526
2022	4,272
2023	3,477
Thereafter	1,672
Total minimum lease payments	$21,935
Less: imputed interest	(2,746)
Present value of future minimum lease payments	$19,189

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	June 29, 2019	December 31, 2018
Accrued customer incentives and prepayments	$39,407	$43,907
Accrued payroll and benefits	28,769	30,695
Accrued interest	3,250	3,170
Derivative instruments	1,095	16,767
Accrued property and other taxes	12,931	10,663
Other current liabilities	29,234	46,154
Total accrued and other current liabilities	$114,686	$151,356

6.Debt and Finance Leases
The Company’s debt and finance leases included the following:

		June 29, 2019	December 31, 2018
U.S. Revolver of $100 million maturing in November 2022, $0 available, bearing interest at LIBOR plus 2.00%, interest of 4.42% at June 29, 2019	(a)	$50,000	$—
Multi-currency Revolver of $150 million maturing in November 2022, $0 available, bearing interest at LIBOR plus 2.00% at June 29, 2019	(a)	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 2.00%, interest rate of 4.40% at June 29, 2019		160,000	160,000
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 2.25% (after consideration of 0.60% patronage benefit), interest rate of 4.65% at June 29, 2019		438,875	438,875
Senior Notes due 2024 at a fixed interest rate of 5.50%		495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from March 2020 through April 2028, secured by certain assets of the Temiscaming plant		89,732	91,304
Other loans		3,590	3,777
Finance lease obligation		2,973	3,124
Total debt principal payments due		1,240,817	1,192,727
Less: Debt premium, original issue discount and issuance costs, net		(4,125)	(4,558)
Total debt		1,236,692	1,188,169
Less: Current maturities of long-term debt		(21,633)	(15,012)
Long-term debt		$1,215,059	$1,173,157

(a) At June 29, 2019, availability under the revolving credit facility was restricted. See the Liquidity section of Note 1 — Basis of Presentation and New Accounting Pronouncements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As of June 29, 2019, debt and finance lease payments due during the remainder of 2019 and the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
Remaining 2019	$258	$7,814
2020	515	20,726
2021	515	12,676
2022	515	240,106
2023	515	10,756
Thereafter	1,502	945,766
Total principal payments	$3,820	$1,237,844
Less: Imputed interest	(847)
Present value minimum finance lease payments	$2,973

7.Liabilities for Disposed Operations
An analysis of the liabilities for disposed operations for the six months ended June 29, 2019 is as follows:

Balance, December 31, 2018	$160,654
Increase in liabilities	1,801
Payments	(2,289)
Foreign currency adjustments	677
Balance, June 29, 2019	160,843
Less: Current portion	(11,483)
Long-term liabilities for disposed operations	$149,360

In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 29, 2019, the Company estimates this exposure could range up to approximately $69 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
8.Derivative Instruments
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
The notional amounts of outstanding derivative instruments as of June 29, 2019 and December 31, 2018 are presented below.

	June 29, 2019	December 31, 2018
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$367,312	$388,930
Foreign exchange forward contracts (c)	$96,260	$125,979

(a) Maturity date of December 2020
(b) Various maturity dates through July 2020
(c) Various maturity dates in 2020, 2022 and 2028

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The fair values of derivative instruments included in the consolidated balance sheet as of June 29, 2019 and December 31, 2018 are provided in the below table. See Note 9 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	June 29, 2019	December 31, 2018
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$—	$1,194
Interest rate swaps	Other assets	—	937
Foreign exchange forward contracts	Other current assets	3,450	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	346	7

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	(149)	—
Interest rate swaps	Other non-current liabilities	(449)	—
Foreign exchange forward contracts	Other current liabilities	(945)	(16,408)
Foreign exchange forward contracts	Other non-current liabilities	(500)	(3,105)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(2)	(360)
Total derivatives		$1,751	$(17,735)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income for the three and six months ended June 29, 2019 and June 30, 2018 are presented below.

	Three Months Ended June 29, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,471)	$276	Interest expense
Foreign exchange forward contracts	$1,817	$612	Other operating expense, net
Foreign exchange forward contracts	$3,137	$(3,137)	Cost of sales
Foreign exchange forward contracts	$672	$1,568	Interest income and other, net

	Three Months Ended June 30, 2018
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$853	$(11)	Interest expense
Foreign exchange forward contracts	$(10,183)	$1,128	Other operating expense, net
Foreign exchange forward contracts	$66	$(66)	Cost of sales
Foreign exchange forward contracts	$(1,389)	$(556)	Interest income and other, net

	Six Months Ended June 29, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(2,173)	$556	Interest expense
Foreign exchange forward contracts	$4,037	$676	Other operating expense, net
Foreign exchange forward contracts	$7,566	$(7,566)	Cost of sales
Foreign exchange forward contracts	$3,031	$3,367	Interest income and other, net

	Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$2,565	$(187)	Interest expense
Foreign exchange forward contracts	$(10,407)	$1,128	Other operating expense, net
Foreign exchange forward contracts	$66	$(66)	Cost of sales
Foreign exchange forward contracts	$(1,389)	$(556)	Interest income and other, net

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivative instruments not designated as hedging instruments on the statement of income were as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange forward contracts	Other operating income (expense), net	$656	$(412)	$330	$(3,541)

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	June 29, 2019	December 31, 2018
Interest rate cash flow hedges	$(466)	$1,663
Foreign exchange cash flow hedges	$109	$(13,285)

The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.
9.Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at June 29, 2019 and December 31, 2018, using market information and what management believes to be appropriate valuation methodologies:

	June 29, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$90,104	$90,104	$—	$108,966	$108,966	$—
Interest rate swaps (a)	—	—	—	2,131	—	2,131
Foreign currency forward contracts (a)	3,796	—	3,796	7	—	7

Liabilities (b):
Interest rate swaps (a)	598		598
Foreign currency forward contracts (a)	1,447	—	1,447	19,873	—	19,873
Fixed-rate long-term debt	584,356	—	519,242	585,824	—	541,267
Variable-rate long-term debt	649,360	—	652,465	599,221	—	602,652

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Six Months Ended
	June 29, 2019	June 30, 2018
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(135,590)	$(81,638)
Reclassifications to earnings: (a)
Amortization of losses	5,219	5,938
Amortization of prior service costs	207	286
Amortization of negative plan amendment	—	(77)
Income tax on reclassifications	(1,196)	(1,352)
Foreign currency adjustments, net of tax of $167	(474)	—
Net comprehensive gain (loss) on employee benefit plans, net of tax	3,756	4,795
Balance, end of quarter	(131,834)	(76,843)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	(11,622)	619
Other comprehensive income before reclassifications	12,461	(9,165)
Income tax on other comprehensive income	(2,931)	2,260
Reclassifications to earnings: (b)
Interest rate contracts	(556)	187
Foreign exchange contracts	3,523	(506)
Income tax on reclassifications	(1,232)	162
Net comprehensive gain (loss) on derivative instruments, net of tax	11,265	(7,062)
Balance, end of quarter	(357)	(6,443)

Foreign currency translation adjustments:
Balance, beginning of year	(8,485)	4,868
Foreign currency translation adjustment, net of tax of $0 and $0	(1,694)	(8,251)
Balance, end of quarter	(10,179)	(3,383)

Accumulated other comprehensive income (loss), end of quarter	$(142,370)	$(86,669)

(a)	The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14— Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 8 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the six months ended June 29, 2019
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net income (loss)	—	—	—	—	—	(36,967)	—	(36,967)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	13,327	13,327
Issuance of common stock under incentive stock plans	980,015	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	3,456	—	—	3,456
Repurchase of common stock	(423,058)	(5)	—	—	(5,821)	—	—	(5,826)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,395)	—	(7,395)
Preferred stock dividends ($4.00 per share)	—	—	—	—	—	(6,900)	—	(6,900)
Balance, June 29, 2019	49,848,087	$498	1,725,000	$17	$397,115	$411,306	$(142,370)	$666,566

For the three months ended June 29, 2019
Balance, March 30, 2019	49,798,884	$498	1,725,000	$17	$397,606	$433,256	$(151,286)	$680,091
Net income (loss)	—	—	—	—	—	(14,917)	—	(14,917)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	8,916	8,916
Issuance of common stock under incentive stock plans	51,414	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(476)	—	—	(476)
Repurchase of common shares	(2,211)	—	—	—	(15)	—	—	(15)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,583)	—	(3,583)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, June 29, 2019	49,848,087	$498	1,725,000	$17	$397,115	$411,306	$(142,370)	$666,566

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the six months ended June 30, 2018
Balance, December 31, 2017	51,717,142	$517	1,725,000	$17	$392,353	$377,020	$(76,151)	$693,756
Net income (loss)	—	—	—	—	—	77,844	—	77,844
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(10,518)	(10,518)
Issuance of common stock under incentive stock plans	302,562	3	—	—	340	—	—	343
Stock-based compensation	—	—	—	—	6,500	—	—	6,500
Repurchase of common stock	(802,109)	(8)	—	—	(3,867)	(10,654)	—	(14,529)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,557)	—	(7,557)
Preferred stock dividends ($4.00 per share)	—	—	—	—	—	(6,900)	—	(6,900)
Balance, June 30, 2018	51,217,595	$512	1,725,000	$17	$395,326	$429,753	$(86,669)	$738,939

For the three months ended June 30, 2018
Balance, March 31, 2018	51,852,970	$519	1,725,000	$17	$391,902	$394,289	$(64,733)	$721,994
Net income (loss)	—	—	—	—	—	53,389	—	53,389
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(21,936)	(21,936)
Issuance of common stock under incentive stock plans	10,873	—	—	—	222	—	—	222
Stock-based compensation	—	—	—	—	4,020	—	—	4,020
Repurchase of common shares	(646,248)	(7)	—	—	(818)	(10,654)	—	(11,479)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,821)	—	(3,821)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, June 30, 2018	51,217,595	$512	1,725,000	$17	$395,326	$429,753	$(86,669)	$738,939
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
Dividends on the Preferred Stock are payable on a cumulative basis if and when they are declared by our Board of Directors. If declared, dividends will be paid at an annual rate of 8.00% of the liquidation preference of $100 per share. The final dividend was declared and is expected to be paid in cash on August 15, 2019.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three months ended and six months ended June 29, 2019, the Company did not repurchase any common shares under this buyback program. During the three and six months ended June 30, 2018, the Company repurchased and retired 646,248 shares of common stock at an average price of $17.80 totaling approximately $11 million. As of June 29, 2019, there was approximately $60 million of share repurchase authorization remaining under the program.

12.Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$(14,917)	$53,389	$(36,967)	$77,844
Preferred Stock dividends	(3,441)	(3,440)	(6,805)	(6,843)
Net income (loss) available for common stockholders	$(18,358)	$49,949	$(43,772)	$71,001

Shares used for determining basic earnings per share of common stock	49,572,055	51,448,438	49,282,418	51,288,982
Dilutive effect of:
Stock options	—	3,609	—	4,556
Performance and restricted stock	—	1,201,691	—	1,300,148
Preferred stock	—	11,371,718	—	11,371,718
Shares used for determining diluted earnings per share of common stock	49,572,055	64,025,456	49,282,418	63,965,404
Basic (loss) earnings per share (not in thousands)	$(0.37)	$0.97	$(0.89)	$1.38
Diluted (loss) earnings per share (not in thousands)	$(0.37)	$0.83	$(0.89)	$1.22

Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options	226,058	263,672	226,058	263,672
Performance and restricted stock	845,935	454,563	454,959	410,329
Preferred stock	13,361,678	—	13,361,678	—
Total anti-dilutive instruments	14,433,671	718,235	14,042,695	674,001

13.Incentive Stock Plans
The Company’s total stock based compensation cost for the six months ended June 29, 2019 and June 30, 2018 was $3 million and $7 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first six months of 2019. The 2019 restricted stock unit awards vest over three years. The 2019 performance-based stock unit awards are measured against an internal return on invested capital target. Depending on performance against the target, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded. The total number of common stock awards granted will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which could result in a final common stock issuance of 0 to 250 percent of the performance-based stock units awarded.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2019, the performance-based share units granted in 2016 were settled at an average of 246 percent of the performance-based stock units awarded, resulting in the issuance of 923,211 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 29, 2019:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	286,613	$34.23	917,098	$13.71	1,325,894	$14.69
Granted	—	—	273,265	13.74	398,399	15.47
Forfeited	—	—	(8,495)	15.06	(7,325)	17.00
Exercised or settled	—	—	(455,255)	10.62	(520,167)	7.80
Expired or cancelled	(60,555)	26.80	—	—	—	—
Outstanding at June 29, 2019	226,058	$36.22	726,613	$15.64	1,196,801	$17.93

14.Employee Benefit Plans
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
The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$2,601	$3,084	$463	$331
Interest cost	9,593	8,211	359	311
Expected return on plan assets	(13,839)	(13,795)	—	—
Amortization of prior service cost	142	143	(38)	—
Amortization of losses	2,587	2,912	20	57
Amortization of negative plan amendment	—	—	—	(38)
Total net periodic benefit cost	$1,084	$555	$804	$661

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$5,211	$6,186	$928	$1,074
Interest cost	19,218	16,462	718	650
Expected return on plan assets	(28,005)	(27,652)	—	—
Amortization of prior service cost	284	286	(77)	—
Amortization of losses	5,178	5,824	41	114
Amortization of negative plan amendment	—	—	—	(77)
Total net periodic benefit cost	$1,886	$1,106	$1,610	$1,761

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
15.Income Taxes
The Company’s effective tax rate for the three and six months ended June 29, 2019 was a benefit of 36 percent and 32 percent, respectively, compared to an expense of 26 percent and 27 percent for the three and six months ended June 30, 2018, respectively.
The current quarter and year-to-date June 29, 2019 effective rate differs from the federal statutory rate of 21 percent primarily due to tax credits and state taxes, partially offset by different statutory rates on foreign operations. In addition to these items, the effective tax rate benefit for the six months ended June 29, 2019 is also impacted by excess tax deduction on vested stock compensation in the first quarter.
There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2018.
16.Segment Information
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
High Purity Cellulose
Cellulose Specialties	$190,782	$199,199	$382,886	$408,326
Commodity Products	56,187	54,025	130,144	96,772
Other sales (a)	21,821	32,026	41,770	62,534
Total High Purity Cellulose	268,790	285,250	554,800	567,632
Forest Products
Lumber	64,308	81,593	121,660	159,973
Other sales (b)	16,890	15,502	34,718	36,309
Total Forest Products	81,198	97,095	156,378	196,282
Pulp
High-yield pulp	78,213	90,901	147,891	176,055
Paper
Paperboard	50,006	50,634	97,343	98,425
Newsprint	24,028	33,744	46,664	61,260
Total Paper	74,034	84,378	144,007	159,685
Eliminations	(14,419)	(15,904)	(32,479)	(35,943)
Total net sales	$487,816	$541,720	$970,597	$1,063,711
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
High Purity Cellulose	$6,713	$28,055	$3,919	$49,366
Forest Products	(16,340)	16,535	(21,588)	27,172
Pulp	10,494	26,224	20,916	48,935
Paper	2,736	6,891	972	9,817
Corporate	(11,898)	(11,483)	(30,983)	(22,810)
Total operating income (loss)	$(8,295)	$66,222	$(26,764)	$112,480
Identifiable assets by segment were as follows:

	June 29, 2019	December 31, 2018
High Purity Cellulose	$1,613,128	$1,643,092
Forest Products	166,404	166,801
Pulp	91,354	103,308
Paper	231,618	240,427
Corporate	548,006	525,458
Total identifiable assets	$2,650,510	$2,679,086

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.Commitments and Contingencies
Commitments
The following table includes the material changes to the contractual financial obligations presented in Note 20 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. The changes in the future minimum payments under these purchase obligations are presented as of June 29, 2019. The amounts primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts. The payment amounts are estimates and may vary based on changes in actual price and volumes terms.

Purchase Obligations
Remainder of 2019	$3,588
2020	10,774
2021	6,134
2022	5,973
2023	2,828
Thereafter	5,471
Total	$34,768

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
As of June 29, 2019, collective bargaining agreements covering approximately 250 unionized employees in Fernandina and in Canada had expired. In all cases, the parties have continued to work under the terms of the expired contracts while negotiations continue. While there can be no assurances, the Company expects to reach agreements with its unions. However, a work stoppage could have a material adverse effect on its business, results of operations and financial condition.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 29, 2019, the Company had net exposure of $37 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $85 million as of June 29, 2019, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility and financing agreements to fund the construction of the facility, which was completed in the second quarter of 2018. The Company is a guarantor under both the construction and financing agreements. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at June 29, 2019 was $32 million.
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
18.Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information were comprised of the following for the six months ended:

	June 29, 2019	June 30, 2018
Cash paid (received) during the period:
Interest	$31,027	$29,629
Income taxes	$(99)	$9,780
Non-cash investing and financing activities:
Capital assets purchased on account	$17,204	$15,941

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Absent an agreement with our lenders to amend the Company’s Senior Secured Credit Facilities, the Company will not meet its secured net leverage covenant contained in such Facilities at the end of the third quarter of 2019.

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

Outlook
High Purity Cellulose
For full year 2019, we continue to expect stable cellulose specialties prices to be lower by approximately 1 to 2 percent, as previously guided, excluding the impact of any Chinese duties on sales price which we continue to incur. Cellulose specialties volumes are expected to be down 4 to 5 percent due to weakness in the acetate and automotive markets. Commodity product sales prices are expected to be significantly lower in the second half of the year due to continued weakness in the broad paper pulp markets which is impacting both fluff and viscose prices. Wood costs declined in the second quarter from their first quarter peaks and are expected to further decline through the remainder of the year. For the full year, we anticipate High Purity Cellulose EBITDA of $150 to $160 million.

Forest Products
U.S. housing starts and remodeling activity are the key drivers for lumber demand. Though U.S. housing starts have remained relatively flat, they were negatively impacted by the poor weather in the first half of 2019. Coupled with an abundance of supply, lumber sales prices have declined further from the first quarter. Announced curtailments should contract market supply once inventories have been reduced and positively impact future pricing. Duties on lumber sales from Canada into the U.S. will continue to impact financial results. To date, we have paid approximately $48 million of lumber duties.

Pulp
High-yield pulp prices continued to weaken in the second quarter primarily due to lower demand for paper pulp products as a result of the weakening Chinese economy, due to the extended trade issues between China and the U.S. This weak demand and high inventories have pressured global pulp prices. However, they are expected to bottom in the third quarter as sales prices approach the cash costs of the highest cost producers, resulting in market downtime or closures. In addition, the timing of the closing of the sale of the Matane plant could materially impact the segment’s operating results.

Paper
North American paperboard prices will remain under pressure primarily due to U.S. capacity expansion and increased market supply from European and Asian imports as these producers redirect sales from their usual markets, due to weak demand and poor economic conditions. In newsprint, demand continues to decline as industry production capacity remains stable, resulting in continued pricing pressure.

Capital Allocation and Investment
Due to market conditions and increased leverage, we are in the process of evaluating our capital spending across all segments. We currently expect capital spending to be $120 million for the full year 2019, down $10 million from our original $130 million estimate, and continue to evaluate further actions.
Additionally, we announced on August 1 that we have reached an agreement to sell our Matane plant for $175 million less certain fees and expenses. The transaction is expected to close in the fourth quarter of 2019. Proceeds from the sale will be used for general corporate purposes, including the reduction of debt.
We will be reviewing our common stock dividend payment policy, which historically has been $0.07 per share per quarter, with our Board of Directors.
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
Recent Accounting Pronouncements

See Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation and New Accounting Pronouncements.

Results of Operations

Financial Information	Three Months Ended		%	Six Months Ended		%
(in millions, except percentages)	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Net Sales	$488	$542	(10)%	$971	$1,064	(9)%
Cost of Sales	(462)	(440)		(928)	(882)
Gross Margin	26	102	(75)%	43	182	(76)%
Selling, general and administrative expenses	(21)	(25)		(50)	(48)
Duties	(7)	(12)		(12)	(20)
Other operating expense, net	(6)	1		(8)	(2)
Operating Income (Loss)	(8)	66	(112)%	(27)	112	(124)%
Interest expense	(16)	(15)		(30)	(30)
Interest income and other, net	(1)	5		—	6
Adjustment to gain on bargain purchase	—	15		—	15
Net periodic pension and OPEB income (expense), excluding service costs	1	2		2	4
Income Before Income Taxes	(24)	73	(133)%	(55)	107	(151)%
Income Tax (Expense) Benefit	9	(19)		18	(29)
Net Income (Loss)	$(15)	$54	(128)%	$(37)	$78	(147)%

Gross Margin %	5%	19%		4%	17%
Operating Margin %	(2)%	12%		(3)%	11%
Effective Tax Rate %	36%	26%		32%	27%
Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Net sales (in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
High Purity Cellulose	$269	$285	$555	$568
Forest Products	81	97	156	196
Pulp	78	91	148	176
Paper	74	84	144	160
Eliminations	(14)	(15)	(32)	(36)
Total net sales	$488	$542	$971	$1,064
Net sales decreased $54 million and $93 million, during the three and six months ended June 29, 2019, down approximately 10 percent and 9 percent, respectively, when compared to the same prior year periods. The decrease was primarily driven by lower cellulose specialties, lumber, high-yield pulp and newsprint sales prices. For further discussion, see Operating Results by Segment.
Operating income (loss) by segment was as follows:

	Three Months Ended		Six Months Ended
Operating income (loss) (in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
High Purity Cellulose	$7	$28	$4	$49
Forest Products	(16)	17	(22)	27
Pulp	10	26	21	49
Paper	3	7	1	10
Corporate	(12)	(12)	(31)	(23)
Total operating income (loss)	$(8)	$66	$(27)	$112
Operating results for the three and six month periods ended June 29, 2019 decreased $74 million and $139 million compared to the same 2018 period. These declines where primarily driven by lower sales prices and higher costs. For further discussion, see Operating Results by Segment.
Non-operating Expenses
Interest expense of $30 million for the second quarter of 2019 was essentially flat when compared to the same prior year period. See Note 6 — Debt and Finance Leases.
Income Tax (Expense) Benefit
The Company’s effective tax rate for the three and six months ended June 29, 2019 was a benefit of 36 percent and 32 percent, respectively, compared to an expense of 26 percent and 27 percent for the three and six months ended June 30, 2018, respectively.
The effective tax rate for the three months ended June 29, 2019 differs from the federal statutory rate of 21 percent primarily due to tax credits and state taxes, partially offset by different statutory rates on foreign operations. In addition to these items, the effective tax rate benefit for the six months ended June 29, 2019 is also impacted by excess tax deduction on vested stock compensation in the first quarter. See Note 15 — Income Taxes for additional information.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales	$269	$285	$555	$568
Operating income (loss)	$7	$28	$4	$49
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,310	$1,324	$1,297	$1,350
Commodity Products	$792	$828	$822	$816
Sales Volumes (thousands of metric tons):
Cellulose Specialties	146	150	295	303
Commodity Products	71	65	158	119
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	June 30, 2018	Price	Volume/Mix/Other	June 29, 2019
Cellulose Specialties	$199	$(2)	$(6)	$191
Commodity Products	54	(3)	5	56
Other sales (a)	32	—	(10)	22
Total Net Sales	$285	$(5)	$(11)	$269
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.

Total net sales for the three months ended June 29, 2019 declined $16 million, or 6 percent, to $269 million. This decline was driven by a 1 percent decline in cellulose specialties sales prices due to duties on products sold in China and a 3 percent decline in cellulose specialties sales volumes, due to weaknesses in the acetate and automotive markets. Commodity product sales prices declined 4 percent due to weaker markets. This decline was more than offset by a 9 percent increase in commodity sales volumes due to improved production at the Jesup and Tartas plants, partially offset by production issues at the Temiscaming plant. Other sales declined by $10 million as a result of the sale of the resin business in September 2018.

Six Months Ended		Changes Attributable to:
Net Sales (in millions)	June 30, 2018	Price	Volume/Mix/Other	June 29, 2019
Cellulose Specialties	$408	$(15)	$(10)	$383
Commodity Products	97	—	33	130
Other sales (a)	63	—	(21)	42
Total Net Sales	$568	$(15)	$2	$555
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties

Total net sales for the six months ended June 29, 2019 declined $13 million dollars, or 2 percent, to $555 million. Cellulose specialties sales prices declined by approximately 4 percent in 2019 due to duties on products sold in China and higher average prices in the 2018 comparable year-to-date period due to 2017 higher priced shipments which were recognized as sales in 2018. Cellulose specialties volumes decreased 3 percent during the six months ended June 29, 2019 due to weaknesses in the acetate and automotive markets. Commodity product sales volumes increased by approximately 33 percent primarily due to improved production at the Jesup and Tartas plants, partially offset by production issues at the Temiscaming plant. Other sales declined by $21 million as a result of the sale of the resin business in September 2018.

Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 29, 2019
Operating income (loss)	$28	$(5)	$(11)	$(4)	$(1)	$7
Operating margin %	9.8%	(1.6)%	(3.8)%	(1.5)%	(0.4)%	2.5%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $21 million for the three months ended June 29, 2019 to $7 million. The decrease was driven by lower cellulose specialties sales prices and volumes, commodity product sale prices and a decline in other sales, partially offset by higher commodity sales volumes, as discussed above. Costs increased $4 million driven by higher wood and maintenance costs, partially offset by lower commodity chemical prices, primarily caustic, labor costs and costs associated to the resin business due to the sale. The 2018 period includes operating income of $1 million from the resins business, which was sold in September 2018. SG&A and other costs increased $1 million primarily due to negative impact of the $1 million loss associated with the lignin joint venture that began operations in the second half of 2018.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 29, 2019
Operating income (loss)	$49	$(15)	$(10)	$(22)	$2	$4
Operating margin %	8.6%	(2.5)%	(1.8)%	(4.0)%	0.4%	0.7%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $45 million for the six months ended June 29, 2019 to $4 million. The decrease was driven by lower cellulose specialties sales prices and volumes and a decline in other sales volume, partially offset by higher commodity sales volumes, as discussed above. Costs increased $22 million driven by production reliability issues at both our Jesup and Temiscaming plants as well as higher wood and maintenance costs, partially offset by lower energy costs. The 2018 period includes operating income of $2 million from the resins business, which was sold in September 2018. SG&A and other costs improved $2 million as the impact of the $2 million loss associated with the lignin joint venture that began operations in the second half of 2018 was more than offset by favorable SG&A costs and foreign exchange gains.
Forest Products

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales	$81	$97	$156	$196
Operating income (loss)	(16)	17	$(22)	$27
Average Sales Prices ($ per thousand board feet):
Lumber	$356	$534	$371	$506
Sales Volumes (millions of board feet):
Lumber	180	153	328	316

Changes in Forest Products net sales are as follows:

Three Months Ended	June 30, 2018	Changes Attributable to:		June 29, 2019
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$82	$(32)	$15	$64
Other sales (a)	15	—	1	17
Total Net Sales	$97	$(32)	$16	$81
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the three months ended June 29, 2019 declined $16 million dollars, or 16 percent, to $81 million. Average lumber sales prices declined 33 percent due to weak demand while lumber sales volumes increased approximately 18 percent as a result of efforts to reduce inventory levels and improve working capital.

Six Months Ended	June 30, 2018	Changes Attributable to:		June 29, 2019
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$160	$(44)	$6	$122
Other sales (a)	36	—	(2)	34
Total Net Sales	$196	$(44)	$4	$156
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the six months ended June 29, 2019 declined $40 million dollars, or 20 percent, to $156 million. Average lumber sales prices declined 27 percent due to weak demand while lumber sales volumes increased approximately 4 percent as a result of efforts to reduce inventory levels and improve working capital.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 29, 2019
Operating income (loss)	$17	$(32)	$9	$(10)	$—	$(16)
Operating margin %	17.5%	(40.6)%	15.7%	(12.3)%	—%	(19.7)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $33 million for the three months ended June 29, 2019 to an operating loss of $16 million. The decline was primarily driven by lower lumber sales prices partially offset by higher lumber sales volumes, as previously discussed. Higher costs were driven by a $5 million inventory valuation reserve taken in the 2019 period as well as increased maintenance and depreciation expense. The three months ended June 30, 2018 and June 29, 2019 included $8 million and $7 million in softwood lumber duties, respectively, as lower lumber sales prices were offset by higher lumber sales volumes.

Six Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 29, 2019
Operating income (loss)	$27	$(44)	$1	$(8)	$2	$(22)
Operating margin %	13.8%	(25.0)%	0.9%	(5.1)%	1.3%	(14.1)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $49 million for the six months ended June 29, 2019 to an operating loss of $22 million. The decline was primarily driven by lower lumber sales prices partially offset by higher lumber sales volumes, as previously discussed.

Higher costs were driven by a $3 million inventory valuation reserve taken in the 2019 period and increased maintenance and depreciation expense. SG&A and other costs improved primarily due to lower softwood lumber duties. The six months ended June 30, 2018 and June 29, 2019 included $15 million and $12 million in softwood lumber duties, respectively. The decrease in duties was due to lower lumber sales prices offset by higher lumber sales volumes.

Pulp

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales	$78	$91	$148	$176
Operating income	$10	$26	$21	$49
Average Sales Prices ($ per metric tons) (a):
High-yield pulp	$561	$674	$574	$664
Sales Volumes (in thousands of metric tons) (a):
High-yield pulp	128	125	235	245
(a) Average sales prices and volumes for external sales only. For the three month periods ended June 29, 2019 and June 30, 2018, the Pulp segment sold approximately 16,000 MT and 17,000 MT of high-yield pulp for $6 million and $7 million, respectively, to the Paper segment for the production of paperboard. For the six months ended June 29, 2019 and June 30, 2018 32,000 MT and 34,000 MT of high-yield pulp was sold to the Paper segment for $13 million and $14 million, respectively.

Changes in Pulp net sales are as follows:

Three Months Ended	June 30, 2018	Changes Attributable to:		June 29, 2019
Net Sales (in millions)		Price	Volume/Mix
High-yield pulp	$91	$(15)	$2	$78
Total net sales for the three months ended June 29, 2019 declined $13 million dollars, or 14 percent, to $78 million. Average pulp sales prices declined 17 percent due to weak demand while pulp sales volumes increased approximately 2 percent as a result of efforts to reduce inventory levels and improve working capital.

Six Months Ended	June 30, 2018	Changes Attributable to:		June 29, 2019
Net Sales (in millions)		Price	Volume/Mix
High-yield pulp	$176	$(21)	$(7)	$148
Total net sales for the six months ended June 29, 2019 declined $28 million dollars, or 16 percent, to $148 million. Average pulp sales prices declined 14 percent due to weak demand while pulp sales volumes decreased approximately 4 percent as lower production from market downtime and production reliability issues at the Temiscaming plant were partially offset by efforts to reduce inventory levels and improve working capital and lower production.
Changes in Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 29, 2019
Operating income	$26	$(15)	$1	$(2)	$—	$10
Operating margin %	28.6%	(14.1)%	0.9%	(2.6)%	—%	12.8%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $16 million for the three months ended June 29, 2019 to operating income of $10 million. The decline was primarily driven by lower pulp sales prices partially offset by higher pulp sales volumes, as previously discussed. Higher costs were primarily driven by increased transportation and warehousing expenses.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 29, 2019
Operating income	$49	$(21)	$(3)	$(4)	$—	$21
Operating margin %	27.8%	(9.7)%	(1.2)%	(2.7)%	—%	14.2%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $28 million for the six months ended June 29, 2019 to operating income of $21 million. The decline was primarily driven by lower pulp sales prices in addition to lower pulp sales volumes, as previously discussed. Higher costs were primarily driven by increased transportation and warehousing expenses.
Paper

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales	$74	$84	$144	$160
Operating income (loss)	$3	$7	$1	$10
Average Sales Prices ($ per metric ton):
Paperboard	$1,117	$1,136	$1,109	$1,145
Newsprint	$508	$611	$546	$572
Sales Volumes (in metric tons):
Paperboard	45	45	88	86
Newsprint	47	55	85	107
Changes in Paper net sales are as follows:

Three Months Ended	June 30, 2018	Changes Attributable to:		June 29, 2019
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$50	$—	$—	$50
Newsprint	34	(5)	(5)	24
Total Net Sales	$84	$(5)	$(5)	$74
Total net sales for the three months ended June 29, 2019 declined $10 million dollars, or 12 percent, to $74 million. Newsprint sales price declined 17 percent primarily due to the affects of the removal of duties on newsprint imported into the U.S. Newsprint sales volumes declined 15 percent primarily as a result of reliability issues and an energy curtailment that required production downtime at the Kapuskasing plant.

Six Months Ended	June 30, 2018	Changes Attributable to:		June 29, 2019
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$99	$(3)	$1	$97
Newsprint	61	(2)	(12)	47
Total Net Sales	$160	$(5)	$(11)	$144
Net sales for the six months ended June 29, 2019 declined $16 million, or 10 percent, to $144 million. Paperboard sales prices declined 3 percent due to increased competition and weaker markets. Paperboard sales volumes increased 2 percent primarily due to increased production. Newsprint sales prices declined 4 percent primarily due to the affects of the removal of duties on newsprint imported into the U.S. Newsprint sales volumes declined 20 percent due to production reliability issues and an energy curtailment that required production downtime at the Kapuskasing plant.

Changes in Paper operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 29, 2019
Operating income (loss)	$7	$(5)	$(3)	$2	$2	$3
Operating margin %	8.4%	(5.8)%	(3.9)%	2.7%	2.7%	4.1%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $4 million for the three months ended June 29, 2019 to $3 million. The decline was primarily driven by lower newsprint sales prices and volumes, as previously discussed. Lower costs were primarily driven by lower energy costs due to credits received for the energy curtailment offset by higher costs due to lower newsprint production volumes. SG&A and Other declined due to the removal of duties on newsprint imported into the U.S.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 30, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 29, 2019
Operating income (loss)	$10	$(5)	$(7)	$—	$3	$1
Operating margin %	6.2%	(3.0)%	(4.6)%	—%	2.1%	0.7%
(a) Sales Volume computed based on contribution margin.
Operating income decreased by $9 million for the six month period ended June 29, 2019 to $1 million. The decline was primarily driven by lower newsprint sales prices and volumes, as well as lower paperboard prices, as previously discussed. Costs were flat as lower energy costs, due to credits received for the energy curtailment, pulp prices for paperboard, chemical prices and labor were offset by higher costs due to lower newsprint production volumes. SG&A and Other declined due to the removal of duties on newsprint imported into the U.S.
Corporate

	Three Months Ended		Six Months Ended
Operating Income (Loss) (in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating loss	$(12)	$(12)	$(31)	$(23)
The operating loss for the three months ended June 29, 2019 was comparable to the same 2018 period as lower incentive compensation expense due to company performance was offset by the change in foreign exchange rates in the periods.
The increase in operating loss during the six months ended June 29, 2019 was primarily driven by the change in foreign exchange rates in the periods.
Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. While we are in compliance with all debt covenants as of June 29, 2019, the significant decrease in the market prices for commodity-orientated products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, have caused our financial results to decline significantly over the last six months. As a result, we will not meet our 3 times first lien secured net leverage test as currently required under the Senior Secured Credit Facilities (the “Credit Facilities”) at the end of the third quarter. We are in active discussions with our lenders to amend the loans and expect to reach agreement in the third quarter of 2019. However, because the discussions with lenders have not been finalized and their decision is outside of our control, the outcome cannot be considered probable and no assurances can be given regarding the likelihood, certainty or timing of consummating such an amendment. If an amendment is not consummated, the lenders by contract, if they so choose, may request the immediate repayment of the loans thereunder following the filing of our third quarter report on Form 10-Q. Consequently, we are required to disclose that our ability to continue as a going concern is dependent on our ability to obtain an amendment or refinance the Credit Facilities.
Our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $7 million. The final cash dividend on our preferred shares of approximately $3 million will be paid on August 15, 2019.

Our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first and second quarters for a total of approximately $9 million. The declaration and payment of future common stock dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deems relevant. In addition, certain of our debt facilities may restrict the declaration and payment of dividends, depending upon our then current compliance with certain covenants. Additionally, based on the liquidity issues previously discussed there can be no assurances the Company’s current dividend policy will be continued in the future.
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback, which we believe provides another option to maximize long-term shareholder value as we execute on a disciplined and balanced capital allocation strategy. For the six months ended June 29, 2019, we did not repurchase any common shares under this buyback program.
Our debt agreements contain various customary covenants. At June 29, 2019, we were in compliance with all covenants. Our financial statements include assets of $1,561 million, revenue of $586 million, covenant EBITDA of $105 million and liabilities of $860 million for non-guarantors of our debt as of June 29, 2019.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 29, 2019	December 31, 2018
Cash and cash equivalents (a)	$90	$109
Availability under the Revolving Credit Facility (b)	—	217
Total debt (c)	1,237	1,188
Stockholders’ equity	667	707
Total capitalization (total debt plus equity)	$1,903	$1,895
Debt to capital ratio	65%	63%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)
At June 29, 2019 availability under the revolving credit facility was restricted due to the liquidity issues discussed above. Availability under the revolving credit facility is reduced by standby letters of credit of approximately $33 million at December 31, 2018.

(c)	See Note 6 — Debt and Finance Leases for additional information.
During the six months ended June 29, 2019, we did not have any required principal repayments on the Term A-1 or Term A-2 Loan Facility.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Provided by (Used for):	June 29, 2019	June 30, 2018
Operating activities	$18	$89
Investing activities	$(60)	$(64)
Financing activities	$23	$(41)
Cash provided by operating activities during the first six months of 2019 was $18 million compared to cash provided by operating activities of $89 million generated in the comparable prior year period. Operating cash flows decreased primarily due to a decline in our operating results and partially offset by a decrease in working capital as lower inventories and accounts receivable were partially offset by lower accounts payable and accrued liabilities, from the timing of payments.
Cash used for investing activities during the first six months of 2019 decreased $4 million to $60 million when compared to the same prior year period due to lower capital spending.
Cash provided by financing activities during the six months of 2019 included $44 million of increased debt as $86 million of revolver borrowings were offset by $42 million of debt repayments. Dividend payments made, both on common stock and preferred stock during the six months ended June 29, 2019, remained consistent with the levels paid during the comparable prior year period. Shares repurchased in lieu of income tax withholdings were $6 million and $4 million during the six months ended June 29, 2019 and June 30, 2018, respectively. In addition, during the 2018 period, the Company repurchased 646 thousand shares of common stock for $11 million under the share buyback program. See Note 6 — Debt and Finance Leases, Note 12 — Earnings Per Share of Common Stock and Note 13 — Incentive Stock Plans for additional information.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA and adjusted free cash flows. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses EBITDA as a performance measure and adjusted free cash flows as a liquidity measure. See Item 2 — Note about Non-GAAP Financial Measures for limitations associated with non-GAAP measures.
EBITDA is defined by SEC rules as earnings before interest, taxes, depreciation and amortization. EBITDA is not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA by segment for the respective three month periods (in millions of dollars):

Three Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
June 29, 2019
Net Income (Loss)	$(17)	$11	$5	$6	$(20)	$(15)
Depreciation and amortization	3	1	4	28	—	36
Interest expense, net	—	—	—	—	16	16
Income tax expense (benefit)	—	—	—	—	(9)	(9)
EBITDA	$(14)	$12	$9	$34	$(13)	$28
Non-recurring expense (a)	—	—	—	—	1	1
Adjusted EBITDA	$(14)	$12	$9	$34	$(12)	$29

June 30, 2018
Net Income (Loss)	$16	$26	$9	$33	$(30)	$54
Depreciation and amortization	2	1	4	26	—	33
Interest expense, net	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	19	19
EBITDA	$18	$27	$13	$59	$4	$121
Gain on bargain purchase	—	—	—	(3)	(12)	$(15)
Adjusted EBITDA	$18	$27	$13	$56	$(8)	$106
(a) Non-recurring expenses are related to the Company’s review of its commodity asset portfolio.
Below is a reconciliation of Net Income to EBITDA and Adjusted EBITDA by segment for the respective six month periods (in millions of dollars):

Six Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
June 29, 2019
Net Income (Loss)	$(22)	$21	$5	$2	$(43)	$(37)
Depreciation and amortization	4	3	9	57	—	73
Interest expense, net	—	—	—	—	30	30
Income tax expense (benefit)	—	—	—	—	(18)	(18)
EBITDA	$(18)	$24	$14	$59	$(31)	$48
Non-recurring expense (a)	—	—	—	—	1	1
Adjusted EBITDA	$(18)	$24	$14	$59	$(30)	$49

June 30, 2018
Net Income (Loss)	$27	$49	$14	$57	$(69)	$78
Depreciation and amortization	3	2	9	56	—	70
Interest expense, net	—	—	—	—	30	30
Income tax expense (benefit)	—	—	—	—	29	29
EBITDA	$30	$51	$23	$113	$(10)	$207
Gain on bargain purchase	—	—	—	(3)	(12)	$(15)
Adjusted EBITDA	$30	$51	$23	$110	$(22)	$192

(a) Non-recurring expenses are related to the Company’s review of its commodity asset portfolio.
EBITDA and Adjusted EBITDA for the three and six month periods ended June 29, 2019 decreased primarily due to lower operating income. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 29, 2019	June 30, 2018
Cash provided by operating activities	$18	$89
Capital expenditures (a)	(51)	(41)
Adjusted Free Cash Flows	$(33)	$48

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first six months of 2019 were approximately $9 million. Strategic capital expenditures for the same period of 2018 were approximately $23 million.

Adjusted free cash flows decreased primarily due to unfavorable earnings as well as increased capital expenditure requirements.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

See Note 17 — Commitments and Contingencies for details on our letters of credit and surety bonds as of June 29, 2019.

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

As of June 29, 2019, we had $652 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $7 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in the London interbank offered rate (“LIBOR”).
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 29, 2019 was $519 million compared to the $585 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 29, 2019.
During the quarter ended June 29, 2019, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the risk factors previously disclosed in Part I, Item 1A, of our 2018 Annual Report on Form 10-K, the following risk factor is hereby added:

Absent an agreement with our lenders to amend the Company’s Senior Secured Credit Facilities, the Company will not meet its secured net leverage covenant contained in such Facilities at the end of the third quarter of 2019.

Cash flows from operations, primarily driven by operating results, have historically been the Company’s primary source of liquidity and capital resources. While the Company is in compliance with all debt covenants as of June 29, 2019, the significant decrease in the market prices for commodity-orientated products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, have caused the financial results of the Company to decline significantly over the last six months. As a result, the Company will not meet its 3 times first lien secured net leverage test as currently required under the Senior Secured Credit Facilities (the “Credit Facilities”) at the end of the third quarter. The Company is in active discussions with its lenders to amend the loans and expects to reach agreement in the third quarter of 2019. However, because the discussions with lenders have not been finalized and their decision is outside of the Company’s control, the outcome cannot be considered probable and no assurances can be given regarding the likelihood, certainty or timing of consummating such an amendment. If an amendment is not consummated, the lenders by contract, if they so choose, may request the immediate repayment of the loans thereunder following the filing of the Company’s third quarter report on Form 10-Q. Consequently, the Company is required to disclose that its ability to continue as a going concern is dependent on its ability to obtain an amendment or refinance the Credit Facilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
March 30 to May 4 (a)	2,211	$14.37	—	$60,294,000
May 5 to June 1	—	—	—	$60,294,000
June 2 to June 29	—	—	—	$60,294,000
Total	2,211		—

(a)	Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

(b)	As of June 29, 2019, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.

Item 6.	Exhibits

10.1
Asset Purchase Agreement by and between Sappi Canada Enterprises Inc., as purchaser and Sappi Papier Holding GmbH, as Purchaser guarantor, on the one hand, and Rayonier A.M. Canada G.P., Rayonier A.M. Compagnie de Construction Inc. and Rayonier A.M. Enterprises Inc., collectively the Seller, and Rayonier Advanced Materials Inc., as Seller guarantor, dated as of July 31, 2019 [1]
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
101
The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 29, 2019 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 29, 2019 and June 30, 2018; (ii) the Condensed Consolidated Balance Sheets as of June 29, 2019 and December 31, 2018; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2019 and June 30, 2018; and (iv) the Notes to Condensed Consolidated Financial Statements
Filed herewith

1 Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: August 7, 2019