Form 10-Q
period 2019-09-28
RAYONIER ADVANCED MATERIALS INC.
filed 2019-11-07
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
The registrant had 63,210,809 shares of common stock, $.01 par value per share, outstanding as of November 4, 2019.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$416,129	$501,298	$1,307,422	$1,475,649
Cost of Sales	(399,510)	(419,001)	(1,265,217)	(1,236,761)
Gross Margin	16,619	82,297	42,205	238,888

Selling, general and administrative expenses	(23,416)	(30,596)	(72,026)	(77,669)
Duties	(4,542)	(816)	(16,062)	(20,680)
Other operating income (expense), net	2,775	(7,945)	(5,600)	(9,507)
Operating Income (Loss)	(8,564)	42,940	(51,483)	131,032
Interest expense	(14,580)	(13,831)	(42,598)	(41,839)
Interest income and other, net	3,439	(394)	3,341	5,013
Other components of pension and OPEB, excluding service costs	846	2,066	3,313	6,270
Adjustment to gain on bargain purchase	—	6,175	—	20,836
Income (Loss) From Continuing Operations Before Income Taxes	(18,859)	36,956	(87,427)	121,312
Income tax (expense) benefit (Note 16)	4,506	(6,989)	25,813	(28,960)
Income (Loss) from Continuing Operations	(14,353)	29,967	(61,614)	92,352
Income (loss) from discontinued operations, net of taxes (Note 2)	137	7,969	10,431	23,429
Net Income (Loss) Attributable to the Company	(14,216)	37,936	(51,183)	115,781
Mandatory convertible stock dividends	(1,777)	(3,441)	(8,582)	(10,284)
Net Income (Loss) Available to Common Stockholders	$(15,993)	$34,495	$(59,765)	$105,497

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.29)	$0.52	$(1.36)	$1.61
Income from discontinued operations	—	0.16	0.20	0.46
Net income per common share-basic	$(0.29)	$0.68	$(1.16)	$2.07
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.29)	$0.47	$(1.36)	$1.45
Income from discontinued operations	—	0.13	0.20	0.37
Net income per common share-diluted	$(0.29)	$0.60	$(1.16)	$1.82

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Income (Loss)	$(14,216)	$37,936	$(51,183)	$115,781
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	(11,210)	(2,014)	(12,905)	(10,265)
Unrealized gain (loss) on derivative instruments	(3,283)	6,126	7,982	(936)
Net gain from pension and postretirement plans	2,365	2,398	6,122	7,193
Total other comprehensive income	(12,128)	6,510	1,199	(4,008)
Comprehensive Income (Loss)	$(26,344)	$44,446	$(49,984)	$111,773

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 28, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$62,762	$108,966
Accounts receivable, net (Note 3)	162,107	199,284
Inventory (Note 4)	291,425	304,028
Prepaid and other current assets	71,828	61,314
Assets of discontinued operations-held for sale (Note 2)	84,298	42,500
Total current assets	672,420	716,092

Property, Plant and Equipment (net of accumulated depreciation of $1,470,506 at September 28, 2019 and $1,385,837 at December 31, 2018)	1,327,052	1,363,557
Deferred Tax Assets	393,224	375,471
Intangible Assets, net	47,203	52,460
Other Assets	156,795	120,299
Assets of discontinued operations-held for sale (Note 2)	—	51,207
Total Assets	$2,596,694	$2,679,086

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$144,677	$181,705
Accrued and other current liabilities (Note 6)	116,718	146,155
Current maturities of long-term debt (Note 7)	21,357	15,012
Current environmental liabilities (Note 8)	11,445	11,310
Liabilities of discontinued operations-held for sale (Note 2)	18,774	16,236
Total current liabilities	312,971	370,418

Long-Term Debt (Note 7)	1,212,432	1,173,157
Long-Term Environmental Liabilities (Note 8)	148,054	149,344
Pension and Other Postretirement Benefits	231,388	233,658
Deferred Tax Liabilities	23,842	28,016
Other Long-Term Liabilities	28,999	12,074
Liabilities of discontinued operations-held for sale (Note 2)	—	5,548
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 0 and 10,000,000 shares authorized at $0.00 and $0.01 par value, 0 and 1,725,000 issued and outstanding as of September 28, 2019 and December 31, 2018, respectively, aggregate liquidation preference $0 and $172,500	—	17
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,210,811 and 49,291,130 issued and outstanding, as of September 28, 2019 and December 31, 2018, respectively	632	493
Additional paid-in capital	399,234	399,490
Retained earnings	393,640	462,568
Accumulated other comprehensive income (loss) (Note 11)	(154,498)	(155,697)
Total Stockholders’ Equity	639,008	706,871
Total Liabilities and Stockholders’ Equity	$2,596,694	$2,679,086
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating Activities
Net income (loss)	$(51,183)	$115,781
Loss (income) from discontinued operations	(10,431)	(23,429)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	111,695	105,703
Stock-based incentive compensation expense	5,696	10,146
Amortization of capitalized debt costs, discount and premium	429	942
Deferred income tax	(22,847)	30,748
Gain on bargain purchase	—	(19,458)
Net periodic benefit cost of pension and postretirement plans	5,412	4,313
Loss (gain) from foreign currency	4,180	(6,341)
Other	(31)	5,318
Changes in operating assets and liabilities:
Receivables	35,232	(9,921)
Inventories	11,308	(34,189)
Accounts payable	(35,217)	(4,887)
Accrued liabilities	(8,612)	5,582
All other operating activities	(32,459)	(25,730)
Contributions to pension and other postretirement benefit plans	(6,004)	(8,000)
Expenditures for environmental liabilities	(2,547)	(5,549)
Cash provided by operating activities-continuing operations	4,621	141,029
Cash provided by operating activities-discontinued operations	19,437	19,333
Cash Provided by Operating Activities	24,058	160,362

Investing Activities
Proceeds from sale of resin operations	—	16,143
Capital expenditures	(80,806)	(90,094)
Cash used for investing activities-continuing operations	(80,806)	(73,951)
Cash used for investing activities-discontinued operations	(2,606)	(2,492)
Cash Used for Investing Activities	(83,412)	(76,443)

Financing Activities
Revolving credit facility and other borrowings	88,627	—
Repayments of revolving credit facility	(36,000)	—
Repayment of debt	(9,929)	(34,141)
Dividends paid on common stock	(8,569)	(11,030)
Dividends paid on preferred stock	(10,350)	(10,350)
Proceeds from the issuance of common stock	—	452
Common stock repurchased	(5,830)	(17,784)
Cash provided by (used for) financing activities-continuing operations	17,949	(72,853)
Cash provided by (used for) financing activities-discontinued operations	—	—
Cash Provided by (Used for) Financing Activities	17,949	(72,853)

Cash and Cash Equivalents
Change in cash and cash equivalents	(41,405)	11,066
Net effect of foreign exchange on cash and cash equivalents	(4,799)	(1,325)
Balance, beginning of year	108,966	96,235
Balance, end of period	$62,762	$105,976

See Notes to Consolidated Financial Statements.

Index to Financial Statements
RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the sale of its Matane high-yield pulp operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2 —Discontinued Operations for additional information.
Liquidity
Cash flows from operations, primarily driven by operating results, have historically been the Company’s primary source of liquidity and capital resources. As a result of the significant decreases in the market prices for commodity products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, over the last nine months, the financial results of the Company have declined requiring it to amend the financial covenants under its Senior Secured Credit Facilities. On September 30, 2019, the Company entered into an amendment of its Senior Secured Credit Facilities reducing the restrictions of its first lien secured net leverage ratio and the interest coverage ratio tests through the year ended December 31, 2021. Under the amended agreement, the Company is in compliance with the financial covenants as of September 28, 2019 and, as such, management believes that there is no longer substantial doubt of the Company’s ability to continue as a going concern. See Note 7 — Debt and Finance Leases for additional information.

Recently Adopted Accounting Pronouncements
Leases
The Company adopted Accounting Standards Update 2016-02, Leases, as amended, as of January 1, 2019. The standard requires the recognition of right of use (“ROU”) assets and lease liabilities to be reported on the balance sheet but did not change the manner in which expenses are recorded in the income statement. The Company has adopted the lease guidance using the cumulative effect adjustment approach, which requires prospective application at the adoption date and elected certain practical expedients permitted under the transition guidance. The practical expedients allow for the carry forward of the historical lease classification of existing leases and eliminates the need to reassess any lease classification of expired leases and initial direct costs. The Company also elected the short-term lease practical expedient. The Company does not record ROU assets or lease liabilities for short-term leases. In addition, the Company utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine the lease term. For leases that include other costs, such as maintenance and other services, in addition to lease cost, the Company is separating lease and non-lease components when determining the ROU assets and lease liabilities.
Adoption of the new standard resulted in the recording of a ROU lease assets and lease liability of $10 million and $11 million, respectively, and the reversal of deferred rent liability balances. See Note 5 — Leases for additional information.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through November 7, 2019, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In October 2019, the Company entered into an agreement to settle certain pension liabilities. The settlement is estimated to result in a non-cash loss of approximately $15 to $20 million in the fourth quarter.
On November 4, 2019, the Company completed the sale of its Matane plant and received net proceeds of approximately $150 million, subject to working capital adjustments. Approximately $100 million of the proceeds will be used to pay down the Company’s debt as required by its September 30, 2019 amendment to its Senior Secured Credit Facilities.
2.Discontinued Operations

On August 1, 2019, the Company announced it entered into an agreement to sell its Matane, Quebec pulp mill to Sappi Limited, a global diversified wood fiber company, for a gross purchase price of approximately $175 million. The mill produces approximately 270,000 metric tons of high-yield pulp and sells the product globally for use in manufacturing paperboard, packaging, and printing and writing paper. The Matane mill was acquired by the Company as part of its acquisition of Tembec Inc. in November 2017 and was previously reported as part of the Company’s Pulp segment.

As of September 28, 2019, the assets and liabilities are classified as current in the Company’s consolidated balance sheet as the transaction is expected to close within one year.

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale:

	September 28, 2019	December 31, 2018
Accounts receivable, net	$15,355	$23,093
Inventory	15,770	17,349
Prepaid and other current assets	811	2,058
Total current assets	31,936	42,500
Property, plant and equipment, net	18,437	17,482
Deferred tax assets	31,486	31,486
Other assets	2,439	2,239
Total assets	$84,298	$93,707

Accounts payable	$6,415	$11,035
Accrued and other current liabilities	5,946	3,786
Other current liabilities	752	1,415
Total current liabilities	13,113	16,236
Other long-term liabilities	5,661	5,548
Total liabilities	$18,774	$21,784

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Income (loss) from discontinued operations is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$34,781	$43,041	$114,085	$132,401
Cost of sales	(31,271)	(29,425)	(93,567)	(93,546)
Gross margin	3,510	13,616	20,518	38,855
Selling, general and administrative expenses and other	(2,001)	(406)	(2,855)	(1,258)
Operating income (loss)	1,509	13,210	17,663	37,597
Interest expense (a)	(1,160)	(1,142)	(3,516)	(3,298)
Other non-operating income	87	93	262	284
Income (Loss) Before Income Taxes	436	12,161	14,409	34,583
Income tax benefit (expense)	(299)	(4,192)	(3,978)	(11,154)
Net Income (loss)	$137	$7,969	$10,431	$23,429

(a)
The Company is required to pay $100 million of debt from proceeds received from the sale of Matane. Interest expense has been allocated to discontinued operations using the weighted-average interest rates in effect for each period presented based on the proportionate amounts required to be repaid.

Other discontinued operations information is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Depreciation and amortization	$230	$630	$1,590	$1,818
Capital expenditures	$1,531	$712	$2,606	$2,492

3.Accounts Receivable, Net
The Company’s accounts receivable included the following:

	September 28, 2019	December 31, 2018
Accounts receivable, trade	$124,958	$146,056
Accounts receivable, other (a)	37,796	53,787
Allowance for doubtful accounts	(647)	(559)
Total accounts receivable, net	$162,107	$199,284

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.Inventory
The Company’s inventory included the following:

	September 28, 2019	December 31, 2018
Finished goods	$184,771	$203,350
Work-in-progress	19,837	21,478
Raw materials	77,057	68,656
Manufacturing and maintenance supplies	9,760	10,544
Total inventory	$291,425	$304,028

5.     Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, which was adopted on January 1, 2019. See Note 1 — Basis of Presentation and New Accounting Pronouncements, for additional information on the adoption. The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 28, 2019, the Company’s leases have remaining lease terms of 1 year to 9 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of September 28, 2019 was 6.0 percent. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of September 28, 2019 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating Leases
Operating lease expense	$1,715	$4,322
Finance Leases
Amortization of ROU assets	77	228
Interest	52	159
Total	$1,844	$4,709

As of September 28, 2019, the weighted average remaining lease term is 4.6 years and 7.2 years for operating leases and financing leases, respectively. Cash provided by operating activities includes approximately $4 million from operating lease payments made during the nine months ended September 28, 2019. Finance lease cash flows were immaterial during the nine months ended September 28, 2019.
The Company’s finance leases are included as debt and the maturities for the remainder of 2019 and the next four years and thereafter are included in Note 7 — Debt and Finance Leases. The Company’s balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	September 28, 2019
Right-of-use assets	Other assets	$22,516
Lease liabilities, current	Accrued and other current liabilities	$5,276
Lease liabilities, non-current	Other non-current liabilities	$17,935

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As of September 28, 2019, operating lease maturities for the remainder of 2019 through 2023 and thereafter are as follows:

September 28, 2019
Remainder of 2019	$1,664
2020	6,323
2021	5,639
2022	5,414
2023	4,605
Thereafter	3,056
Total minimum lease payments	$26,701
Less: imputed interest	(3,490)
Present value of future minimum lease payments	$23,211

6.Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	September 28, 2019	December 31, 2018
Accrued customer incentives and prepayments	$34,556	$41,734
Accrued payroll and benefits	24,461	29,567
Accrued interest	9,775	3,170
Derivative instruments	2,930	16,767
Accrued property and other taxes	14,814	10,663
Other current liabilities	30,182	44,254
Total accrued and other current liabilities	$116,718	$146,155

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.Debt and Finance Leases
The Company’s debt and finance leases included the following:

	September 28, 2019	December 31, 2018
U.S. Revolver of $100 million maturing in November 2022, $41 available, bearing interest at LIBOR plus 2.25%, interest of 4.30% at September 28, 2019	$50,000	$—
Multi-currency Revolver of $150 million maturing in November 2022, $126 available, bearing interest at LIBOR plus 2.00% at September 28, 2019	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 2.25%, interest rate of 4.30% at September 28, 2019	160,000	160,000
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 2.50% (after consideration of 0.60% patronage benefit), interest rate of 4.55% at September 28, 2019	438,875	438,875
Senior Notes due 2024 at a fixed interest rate of 5.50%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from March 2020 through April 2028, secured by certain assets of the Temiscaming plant	85,501	91,304
Other loans	4,891	3,777
Finance lease obligation	2,896	3,124
Total debt principal payments due	1,237,810	1,192,727
Less: Debt premium, original issue discount and issuance costs, net	(4,021)	(4,558)
Total debt	1,233,789	1,188,169
Less: Current maturities of long-term debt	(21,357)	(15,012)
Long-term debt	$1,212,432	$1,173,157

As of September 28, 2019, debt and finance lease payments due during the remainder of 2019 and the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
Remaining 2019	$129	$3,342
2020	515	23,124
2021	515	12,568
2022	515	239,779
2023	515	10,674
Thereafter	1,502	945,427
Total principal payments	$3,691	$1,234,914
Less: Imputed interest	(795)
Present value minimum finance lease payments	$2,896

On September 30, 2019, the Company entered into an amendment (the “Amendment”) of its Senior Secured Credit Agreement under which, the lenders have agreed to make the Total Net Senior First Lien Secured Leverage Ratio and Interest Coverage Ratio tests less restrictive through the year ended December 31, 2021. The Amendment also increases the interest rate margin by a maximum of 1.25 percent, subject to the operation of a pricing grid which conversely provides for reduced rate margins when the Company’s leverage ratios improve. In addition, the Amendment has additional collateral requirements on certain Company assets as well as the maintenance of available amounts on its revolving credit facility to reflect the seasonality of the business.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.Environmental Liabilities
An analysis of liabilities for the nine months ended September 28, 2019 is as follows:

Balance, December 31, 2018	$160,654
Increase in liabilities	928
Payments	(2,547)
Foreign currency adjustments	464
Balance, September 28, 2019	159,499
Less: Current portion	(11,445)
Long-term environmental liabilities	$148,054

In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 28, 2019, the Company estimates this exposure could range up to approximately $69 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
Subject to the previous paragraph, the Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its environmental liabilities. However, no assurances are given they will be sufficient for the reasons described above, and additional liabilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
9.Derivative Instruments
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates. The Company allows for the use of derivative financial instruments to manage interest rate and foreign currency exchange rate exposure but does not allow derivatives to be used for speculative purposes.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

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
The notional amounts of outstanding derivative instruments as of September 28, 2019 and December 31, 2018 are presented below.

	September 28, 2019	December 31, 2018
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$359,648	$388,930
Foreign exchange forward contracts (c)	$95,051	$125,979

(a) Maturity date of December 2020
(b) Various maturity dates through September 2020
(c) Various maturity dates in 2020, 2022 and 2028
The fair values of derivative instruments included in the consolidated balance sheet as of September 28, 2019 and December 31, 2018 are provided in the below table. See Note 10 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	September 28, 2019	December 31, 2018
Assets
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$—	$1,194
Interest rate swaps	Other assets	—	937
Foreign exchange forward contracts	Other current assets	914	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	35	7

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	(557)	—
Interest rate swaps	Other non-current liabilities	(277)	—
Foreign exchange forward contracts	Other current liabilities	(2,373)	(16,408)
Foreign exchange forward contracts	Other non-current liabilities	(2,044)	(3,105)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	—	(360)
Total derivatives		$(4,302)	$(17,735)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income are presented below.

	Three Months Ended September 28, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(64)	$172	Interest expense
Foreign exchange forward contracts	$(5,940)	$(76)	Other operating expense, net
Foreign exchange forward contracts	$1,256	$(1,256)	Cost of sales
Foreign exchange forward contracts	$(2,000)	$(1,290)	Interest income and other, net

	Three Months Ended September 29, 2018
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$530	$74	Interest expense
Foreign exchange forward contracts	$5,002	$60	Other operating expense, net
Foreign exchange forward contracts	$1,399	$(1,399)	Cost of sales
Foreign exchange forward contracts	$1,570	$1,529	Interest income and other, net

	Nine Months Ended September 28, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(2,237)	$728	Interest expense
Foreign exchange forward contracts	$(1,903)	$600	Other operating expense, net
Foreign exchange forward contracts	$8,822	$(8,822)	Cost of sales
Foreign exchange forward contracts	$1,031	$2,077	Interest income and other, net

	Nine Months Ended September 29, 2018
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$3,095	$(112)	Interest expense
Foreign exchange forward contracts	$(5,406)	$1,188	Other operating expense, net
Foreign exchange forward contracts	$1,466	$(1,466)	Cost of sales
Foreign exchange forward contracts	$181	$973	Interest income and other, net

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivative instruments not designated as hedging instruments on the statement of income were as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange forward contracts	Other operating income (expense), net	$(137)	$(250)	$193	$(3,791)

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	September 28, 2019	December 31, 2018
Interest rate cash flow hedges	$(650)	$1,663
Foreign exchange cash flow hedges	$(2,990)	$(13,285)

The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.
10.Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at September 28, 2019 and December 31, 2018, using market information and what management believes to be appropriate valuation methodologies:

	September 28, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$62,762	$62,762	$—	$108,966	$108,966	$—
Interest rate swaps (a)	—	—	—	2,131	—	2,131
Foreign currency forward contracts (a)	949	—	949	7	—	7

Liabilities (b):
Interest rate swaps (a)	834	—	834	—	—	—
Foreign currency forward contracts (a)	4,417	—	4,417	19,873	—	19,873
Fixed-rate long-term debt	580,068	—	448,325	585,824	—	541,267
Variable-rate long-term debt	650,824	—	653,766	599,221	—	602,652

(a) These items represent derivative instruments.
(b) Liabilities exclude finance lease obligation.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Derivative instruments — The fair value is calculated based on standard valuation models using quoted prices and market observable data of similar instruments. The interest rate derivatives are based on the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap and therefore is considered Level 2. The foreign currency derivatives are contracts to buy foreign currency at a fixed rate on a specified future date. The foreign exchange rate is observable for the full term of the swap and is therefore considered Level 2. See Note 9 — Derivative Instruments for additional information related to the derivative instruments.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(135,590)	$(81,638)
Reclassifications to earnings: (a)
Amortization of losses	7,829	8,907
Amortization of prior service costs	311	429
Amortization of negative plan amendment	—	(115)
Income tax on reclassifications	(1,804)	(2,028)
Foreign currency adjustments, net of tax of $75	(214)	—
Net comprehensive gain (loss) on employee benefit plans, net of tax	6,122	7,193
Balance, end of quarter	(129,468)	(74,445)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	(11,622)	619
Other comprehensive income before reclassifications	5,713	(664)
Income tax on other comprehensive income	(1,446)	281
Reclassifications to earnings: (b)
Interest rate contracts	(728)	112
Foreign exchange contracts	6,145	(695)
Income tax on reclassifications	(1,702)	30
Net comprehensive gain (loss) on derivative instruments, net of tax	7,982	(936)
Balance, end of quarter	(3,640)	(317)

Foreign currency translation adjustments:
Balance, beginning of year	(8,485)	4,868
Foreign currency translation adjustment, net of tax of $0 and $0	(12,905)	(10,265)
Balance, end of quarter	(21,390)	(5,397)

Accumulated other comprehensive income (loss), end of quarter	$(154,498)	$(80,159)

(a)	The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 15— Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 9 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the nine months ended September 28, 2019
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net income (loss)	—	—	—	—	—	(51,183)	—	(51,183)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,199	1,199
Preferred stock converted to common stock	13,361,678	133	(1,725,000)	(17)	(116)	—	—	—
Issuance of common stock under incentive stock plans	980,968	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	5,696	—	—	5,696
Repurchase of common stock	(422,965)	(4)	—	—	(5,826)	—	—	(5,830)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,395)	—	(7,395)
Preferred stock dividends ($6.00 per share)	—	—	—	—	—	(10,350)	—	(10,350)
Balance, September 28, 2019	63,210,811	$632	—	$—	$399,234	$393,640	$(154,498)	$639,008

For the three months ended September 28, 2019
Balance, June 29, 2019	49,848,087	$498	1,725,000	$17	$397,115	$411,306	$(142,370)	$666,566
Net income (loss)	—	—	—	—	—	(14,216)	—	(14,216)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12,128)	(12,128)
Preferred stock converted to common stock	13,361,678	133	(1,725,000)	(17)	(116)	—	—	—
Issuance of common stock under incentive stock plans	953	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,240	—	—	2,240
Repurchase of common shares	93	1	—	—	(5)	—	—	(4)
Common stock dividends	—	—	—	—	—	—	—	—
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, September 28, 2019	63,210,811	$632	—	$—	$399,234	$393,640	$(154,498)	$639,008

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the nine months ended September 29, 2018
Balance, December 31, 2017	51,717,142	$517	1,725,000	$17	$392,353	$377,020	$(76,151)	$693,756
Net income (loss)	—	—	—	—	—	115,781	—	115,781
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,008)	(4,008)
Issuance of common stock under incentive stock plans	302,976	3	—	—	449	—	—	452
Stock-based compensation	—	—	—	—	10,146	—	—	10,146
Repurchase of common stock	(959,163)	(9)	—	—	(4,089)	(13,686)	—	(17,784)
Common stock dividends ($0.21 per share)	—	—	—	—	—	(11,137)	—	(11,137)
Preferred stock dividends ($6.00 per share)	—	—	—	—	—	(10,350)	—	(10,350)
Balance, September 29, 2018	51,060,955	$511	1,725,000	$17	$398,859	$457,628	$(80,159)	$776,856

For the three months ended September 29, 2018
Balance, June 30, 2018	51,217,595	$512	1,725,000	$17	$395,326	$429,753	$(86,669)	$738,939
Net income (loss)	—	—	—	—	—	37,936	—	37,936
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	6,510	6,510
Issuance of common stock under incentive stock plans	414	—	—	—	109	—	—	109
Stock-based compensation	—	—	—	—	3,647	—	—	3,647
Repurchase of common shares	(157,054)	(1)	—	—	(223)	(3,031)	—	(3,255)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,580)	—	(3,580)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, September 29, 2018	51,060,955	$511	1,725,000	$17	$398,859	$457,628	$(80,159)	$776,856

Series A Mandatory Convertible Preferred Stock
On August 4, 2016, the Company completed a registered public offering of 1,725,000 shares of the Company’s 8.00% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”), at a public offering price of $100.00 per share. Net proceeds were $167 million after deducting underwriting discounts, commissions and expenses.
Each share of the Preferred Stock automatically converted into shares of common stock on August 15, 2019. The number of shares of common stock issuable at conversion was determined based on the volume-weighted average price of the Company’s common stock over a 20 trading day period immediately prior to the mandatory conversion date (“Applicable Market Value”). The Applicable Market Value for our common stock was less than $12.91, resulting in a conversion rate per share of 7.7459. On August 15, 2019, the Company issued approximately 13.4 million shares of common stock at conversion.
Dividends on the Preferred Stock were payable on a cumulative basis when declared by our Board of Directors. Preferred Stock dividends were paid at an annual rate of 8.00% of the liquidation preference of $100 per share. The final dividend was paid in cash on August 15, 2019.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the nine months ended September 28, 2019, the Company did not repurchase any common shares under this buyback program. During the nine months ended September 29, 2018, the Company repurchased and retired 802,040 shares of common stock at an average price of

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

$18.32 totaling approximately $15 million. As of September 28, 2019, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

13.Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income (loss) from continuing operations	$(14,353)	$29,967	$(61,614)	$92,352
Preferred Stock dividends	(1,777)	(3,441)	(8,582)	(10,284)
Income (loss) from continuing operations attributable to common stockholders	(16,130)	26,526	(70,196)	82,068
Income (loss) from discontinued operations	137	7,969	10,431	23,429
Net income (loss) available for common stockholders	$(15,993)	$34,495	$(59,765)	$105,497

Shares used for determining basic earnings per share of common stock	56,089,839	50,603,498	51,576,123	51,005,206
Dilutive effect of:
Stock options	—	3,620	—	4,127
Performance and restricted stock	—	1,266,588	—	1,297,024
Preferred stock	—	11,371,718	—	11,371,718
Shares used for determining diluted earnings per share of common stock	56,089,839	63,245,424	51,576,123	63,678,075

Basic per share amounts
Income (loss) from continuing operations	$(0.29)	$0.52	$(1.36)	$1.61
Income (loss) from discontinued operations	—	0.16	0.20	0.46
Net income (loss)	$(0.29)	$0.68	$(1.16)	$2.07
Diluted per share amounts
Income (loss) from continuing operations	$(0.29)	$0.47	$(1.36)	$1.45
Income (loss) from discontinued operations	—	0.13	0.20	0.37
Net income (loss)	$(0.29)	$0.60	$(1.16)	$1.82

Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock options	225,934	263,184	225,934	263,184
Performance and restricted stock	688,029	11,687	502,888	398,576
Total anti-dilutive instruments	913,963	274,871	728,822	661,760

14.Incentive Stock Plans
The Company’s total stock-based compensation cost for the nine months ended September 28, 2019 and September 29, 2018 was $6 million and $10 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first nine months of 2019. The 2019 restricted stock unit awards vest over three years. The 2019 performance-based stock unit

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

awards are measured against an internal return on invested capital target. Depending on performance against the target, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded. The total number of common stock awards granted will be adjusted up or down 25 percent, for certain participants, based on stock price performance relative to a peer group over the term of the plan, which could result in a final common stock issuance of 0 to 250 percent of the performance-based stock units awarded.
In March 2019, the performance-based share units granted in 2016 were settled at an average of 246 percent of the performance-based stock units awarded, resulting in the issuance of 923,211 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the nine months ended September 28, 2019:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	286,613	$34.23	917,098	$13.71	1,325,894	$14.69
Granted	—	—	395,777	11.99	400,921	14.98
Forfeited	—	—	(9,533)	15.22	(7,501)	16.92
Exercised or settled	—	—	(458,748)	10.64	(520,167)	7.80
Expired or cancelled	(60,679)	26.82	—	—	—	—
Outstanding at September 28, 2019	225,934	$36.22	844,594	$14.56	1,199,147	$17.76

15.Employee Benefit Plans
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$2,411	$2,845	$456	$521
Interest cost	9,199	7,907	352	217
Expected return on plan assets	(13,110)	(13,302)	—	—
Amortization of prior service cost	142	143	(38)	—
Amortization of losses	2,590	2,912	20	57
Amortization of negative plan amendment	—	—	—	—
Total net periodic benefit cost	$1,232	$505	$790	$795

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$7,339	$8,605	$1,387	$1,978
Interest cost	27,949	23,885	1,072	675
Expected return on plan assets	(40,475)	(40,166)	—	—
Amortization of prior service cost	426	429	(115)	—
Amortization of losses	7,768	8,735	61	172
Amortization of negative plan amendment	—	—	—	—
Total net periodic benefit cost	$3,007	$1,488	$2,405	$2,825

Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost, amortization of losses and amortization of negative plan amendment are included in Other components of pension and OPEB on the consolidated statement of income.
16.Income Taxes
The Company’s effective tax rate for the three and nine months ended September 28, 2019 was a benefit of 24 percent and 30 percent, respectively, compared to an expense of 19 percent and 24 percent for the three and nine months ended September 29, 2018, respectively.
The current quarter and year-to-date September 28, 2019 effective rate differs from the federal statutory rate of 21 percent primarily due to different statutory rates on foreign operations. The effective tax rate benefit for the nine months ended September 28, 2019 is also impacted by excess tax deduction on vested stock compensation and tax credits recognized in the first and second quarters.
There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2018.
17.Segment Information
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of wood chips sales from Forest Products to High Purity Cellulose, Pulp and Paper segments and high-yield pulp sales from Pulp to Paper. Intersegment sales prices are at rates that approximate market.

Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
High Purity Cellulose
Cellulose Specialties	$180,718	$217,538	$563,604	$625,864
Commodity Products	67,348	56,448	197,492	153,220
Other sales (a)	19,675	34,001	61,445	96,535
Total High Purity Cellulose	267,741	307,987	822,541	875,619
Forest Products
Lumber	49,195	68,713	170,855	228,686
Other sales (b)	16,265	17,242	50,982	53,551
Total Forest Products	65,460	85,955	221,837	282,237
Pulp
High-yield pulp	26,159	46,399	94,746	133,093
Paper
Paperboard	53,818	50,675	151,161	149,100
Newsprint	19,948	27,698	66,613	88,958
Total Paper	73,766	78,373	217,774	238,058
Eliminations	(16,997)	(17,416)	(49,476)	(53,358)
Total net sales	$416,129	$501,298	$1,307,422	$1,475,649
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
High Purity Cellulose	$6,745	$33,922	$10,665	$83,288
Forest Products	(5,076)	7,986	(26,664)	35,158
Pulp	(2,061)	12,825	2,700	37,373
Paper	165	13,648	1,136	23,465
Corporate	(8,337)	(25,441)	(39,320)	(48,252)
Total operating income (loss)	$(8,564)	$42,940	$(51,483)	$131,032

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Identifiable assets by segment were as follows:

	September 28, 2019	December 31, 2018
High Purity Cellulose	$1,585,594	$1,643,092
Forest Products	169,365	166,801
Pulp	33,284	41,087
Paper	223,302	240,427
Corporate	500,851	493,972
Assets Held for Sale	84,298	93,707
Total identifiable assets	$2,596,694	$2,679,086

18.Commitments and Contingencies
Commitments
The following table includes the material changes to the contractual financial obligations presented in Note 20 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. The changes in the future minimum payments under these purchase obligations are presented as of September 28, 2019. The amounts primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts. The payment amounts are estimates and may vary based on changes in actual price and volumes terms.
Subsequent to the sale of the Company’s Matane operations that closed on November 4, 2019, we are no longer required to pay approximately $117 million of the contractual financial obligations that were presented in Note 20 — Commitments and Contingencies in the Annual Report on Form 10-K for the year ended December 31, 2018.

Purchase Obligations
Remainder of 2019	$2,818
2020	17,342
2021	11,399
2022	7,606
2023	2,524
Thereafter	5,225
Total	$46,914

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
As of September 28, 2019, all of the Company’s collective bargaining agreements covering its unionized employees are current.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 28, 2019, the Company had net exposure of $36 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $86 million as of September 28, 2019, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility and financing agreements to fund the construction of the facility, which was completed in the second quarter of 2018. The Company is a guarantor under both the construction and financing agreements. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at September 28, 2019 was $33 million.
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
19.Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information were comprised of the following for the nine months ended:

	September 28, 2019	September 29, 2018
Cash paid (received) during the period:
Interest	$37,126	$35,000
Income taxes	$1,858	$12,834
Non-cash investing and financing activities:
Capital assets purchased on account	$15,732	$8,221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On August 1, 2019, the Company announced it entered into an agreement to sell its Matane, Quebec pulp mill and related assets to Sappi Limited, a global diversified wood fiber company, for a purchase price of $175 million. The sale closed on November 4, 2019. The Company received approximately $150 million, net of fees, expenses, working capital and other adjustments related to the sale. The mill annually produces approximately 270,000 metric tons of high-yield pulp and sells the product globally for use in manufacturing paperboard, packaging, and printing and writing paper. As a result of the sale, we have reclassified prior year amounts to conform to the current year’s presentation for discontinued operations. See Note 2 —Discontinued Operations for additional information.
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

•
While the Company has entered into an amendment (the “Amendment”) to its Senior Secured Credit Facilities (as amended by the Amendment, the “Credit Agreement”) to address the risk of potential non-compliance with certain covenants at the end of the third quarter of 2019, there can be no assurances that the Company will continue in full compliance with the amended covenants provided in the Credit Amendment through December 31, 2021, which is the date covenant relief granted under the Amendment expires.

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

Business
Rayonier Advanced Materials Inc. is a global leader of cellulose-based technologies, including high purity cellulose specialties, a natural polymer commonly found in cell phone and computer screens, filters and pharmaceuticals. In 2017, we acquired Tembec which was engaged in the manufacture of cellulose specialties, commodity products, forest products pulp and paper (the “Acquisition”). The Acquisition created a combined company with leading positions in acetate and ethers high purity cellulose end-use markets, as well as, a more diversified earnings stream given the addition of the forest products, pulp and paper businesses. We now operate in the following business segments: High Purity Cellulose, Forest Products, Pulp and Paper.

On August 1, 2019, the Company announced it entered into an agreement to sell its Matane, Quebec pulp mill and related assets to Sappi Limited, a global diversified wood fiber company, for a purchase price of approximately $175 million and net proceeds of approximately $150 million, net of fees, expenses and other adjustments. The mill produces approximately 270,000 metric tons of high-yield pulp and sells the product globally for use in manufacturing paperboard, packaging, and printing and writing paper. The sale closed on November 4, 2019.

As a result of the sale, we have reclassified prior year amounts to conform to the current year’s presentation for discontinued operations. Unless otherwise stated, information in management’s discussion and analysis relates to continuing operations. We present businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2 —Discontinued Operations for additional information.
Our plan is to grow EBITDA, reduce debt and drive long-term value for our stockholders. The plan focuses on the following:

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

Outlook
High Purity Cellulose
For full year 2019, we continue to expect cellulose specialties prices to be lower by approximately 1 to 2 percent, as previously guided, excluding the impact on sales prices of any Chinese duties we incur. Cellulose specialties volumes are expected to be down approximately 6 percent versus 2018 due to demand weakness in acetate, automotive and construction markets, as customers aggressively manage inventory levels. Commodity product (primarily viscose and fluff pulp) sales prices are expected to be significantly lower in the fourth quarter due to weakness in the broad paper pulp markets as global trade issues persist. For the full year, we anticipate High Purity Cellulose EBITDA of approximately $140 million.

Forest Products
U.S. housing starts and remodeling activity are the key drivers for lumber demand and have remained relatively flat in 2019; Low interest rates provide positive market environment. Announced production curtailments should positively impact future pricing once inventories have been reduced. Duties on lumber sales from Canada into the U.S. will continue to impact financial results. To date, we have paid approximately $53 million of lumber duties.

Pulp
High-yield pulp prices continued to weaken in the third quarter due to lower demand for paper pulp products.  However, we believe Chinese high-yield pulp markets have stabilized resulting in modest increases in regional pricing from September levels.  European market prices continue to decline as they come into closer alignment with the Chinese pricing. The weaker demand has held inventory levels relatively high and continue to pressure global pulp prices.

Paper
North American paperboard prices will remain under pressure primarily due to increased competition. In newsprint, demand continues to decline as industry production capacity remains stable, resulting in continued pricing pressure.

Capital Allocation and Investment
Due to market conditions and increased leverage, we are reducing capital spending across all segments. We currently expect capital spending to be $120 million for the full year 2019, down $10 million from our original $130 million estimate, and continue to evaluate further actions.
On September 6, 2019, we announced our Board of Directors determined to suspend the quarterly common stock dividend to improve cash flow.

On November 4, 2019, we sold our Matane facility for $175 million. We received approximately $150 million, net of fees, expenses, working capital and other adjustments related to the sale. Proceeds from the sale will be used to repay $100 million of debt with the remainder for general corporate purposes, including enhancing liquidity.
Amendment
On September 30, 2019, we amended our Senior Secured Credit Agreement. The amendment relaxes financial covenants through 2021. We believe we now have the runway to manage the business through these challenging economic conditions enabling us to emerge financially stronger and able to realize the earnings potential of the business.

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
For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. For recent accounting pronouncements see Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation and New Accounting Pronouncements.

Results of Operations

Financial Information	Three Months Ended		%	Nine Months Ended		%
(in millions, except percentages)	September 28, 2019	September 29, 2018	Change	September 28, 2019	September 29, 2018	Change
Net Sales	$416	$501	(17)%	$1,307	$1,476	(11)%
Cost of Sales	(399)	(419)		(1,265)	(1,237)
Gross Margin	17	82	(79)%	42	239	(82)%
Selling, general and administrative expenses	(23)	(30)		(72)	(78)
Duties	(5)	(1)		(16)	(21)
Other operating income (expense), net	3	(8)		(5)	(9)
Operating Income (Loss)	(8)	43	(119)%	(51)	131	(139)%
Interest expense	(15)	(14)		(43)	(42)
Interest income and other, net	3	—		3	5
Adjustment to gain on bargain purchase	—	6		—	21
Net periodic pension and OPEB income (expense), excluding service costs	1	2		3	6
Income (Loss) From Continuing Operations Before Income Taxes	(19)	37	(151)%	(88)	122	(172)%
Income tax benefit (expense)	5	(7)		26	(29)
Income (Loss) from Continuing Operations	$(14)	$30	(147)%	$(62)	$93	(167)%
Income (loss) from discontinued operations, net of taxes	—	8		10	23
Net Income (Loss)	$(14)	$38		$(52)	$116

Gross Margin %	4%	16%		3%	16%
Operating Margin %	(2)%	9%		(4)%	9%
Effective Tax Rate %	24%	19%		30%	24%
Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Net sales (in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
High Purity Cellulose	$268	$308	$822	$876
Forest Products	65	86	222	282
Pulp	26	46	95	133
Paper	74	78	218	238
Eliminations	(17)	(17)	(50)	(53)
Total net sales	$416	$501	$1,307	$1,476
Net sales decreased $85 million and $169 million, during the three and nine months ended September 28, 2019, down approximately 17 percent and 11 percent, respectively, when compared to the same prior year periods. The decrease was primarily driven by lower cellulose specialties, lumber, high-yield pulp and newsprint sales prices. For further discussion, see Operating Results by Segment.

Operating income (loss) by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating income (loss) (in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
High Purity Cellulose	$7	$34	$11	$83
Forest Products	(5)	8	(27)	35
Pulp	(2)	13	3	37
Paper	—	13	1	24
Corporate	(8)	(25)	(39)	(48)
Total operating income (loss)	$(8)	$43	$(51)	$131
Operating results for the three and nine month periods ended September 28, 2019 decreased $51 million and $182 million compared to the same 2018 period. These declines where primarily driven by lower sales prices and higher costs. For further discussion, see Operating Results by Segment.
Non-operating Expenses
Interest expense increased slightly from $14 million and $42 million to $15 million and $43 million for the third quarter and year to date periods September 29, 2018 and September 28, 2019, respectively. Overall debt levels were higher during the periods ended September 28, 2019 and our increased interest margin more than offset the lower LIBOR rate, resulting in slightly higher rates on variable debt. See Note 7 — Debt and Finance Leases.
Income Tax Benefit (Expense)
The Company’s effective tax rate for the three and nine months ended September 28, 2019 was a benefit of 24 percent and 30 percent, respectively, compared to an expense of 19 percent and 24 percent for the three and nine months ended September 29, 2018, respectively.
The effective tax rate for the three months ended September 28, 2019 differs from the federal statutory rate of 21 percent primarily due to different statutory rates on foreign operations. The effective tax rate benefit for the nine months ended September 28, 2019 is also impacted by excess tax deduction on vested stock compensation and tax credits recognized in the first and second quarters. See Note 16 — Income Taxes for additional information.
Discontinued Operations
The Company has presented the operating results for its Matane operations as discontinued operations for the three and nine months ended September 28, 2019 and September 29, 2018. The decline in discontinued operations is principally driven from lower sales prices during the three and nine months ended September 28, 2019 when compared to the same prior year periods. Included in discontinued operations is allocated interest expense for debt that is required to be repaid upon completion of the sale. The three and nine months ended September 28, 2019 also include legal and administrative costs to sell the operation.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$268	$308	$822	$876
Operating income (loss)	$7	$34	$11	$83
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,317	$1,333	$1,303	$1,344
Commodity Products	$768	$807	$803	$813
Sales Volumes (thousands of metric tons):
Cellulose Specialties	137	163	432	466
Commodity Products	88	70	246	188
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	September 29, 2018	Price	Volume/Mix/Other	September 28, 2019
Cellulose Specialties	$218	$(2)	$(35)	$181
Commodity Products	56	(5)	16	67
Other sales (a)	34	—	(14)	20
Total Net Sales	$308	$(7)	$(33)	$268
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.
Total net sales for the three months ended September 28, 2019 declined $40 million, or 13 percent, to $268 million. This decline was driven by a 1 percent decline in cellulose specialties sales prices due to duties on products sold in China and a 16 percent decline in cellulose specialties sales volumes, due to weaknesses in the acetate and automotive markets. Commodity product sales prices declined 5 percent due to weaker markets. This decline was more than offset by a 26 percent increase in commodity sales volumes due to lower demand for cellulose specialties and improved commodity production. Other sales declined by $14 million as a result of the sale of the resin business in September 2018.

Nine Months Ended		Changes Attributable to:
Net Sales (in millions)	September 29, 2018	Price	Volume/Mix/Other	September 28, 2019
Cellulose Specialties	$626	$(18)	$(44)	$564
Commodity Products	153	(5)	49	197
Other sales (a)	97	—	(36)	61
Total Net Sales	$876	$(23)	$(31)	$822
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties

Total net sales for the nine months ended September 28, 2019 declined $54 million, or 6 percent, to $822 million. Cellulose specialties sales prices were down by approximately 3 percent in 2019 due to duties on products sold in China and higher average prices in the 2018 comparable year-to-date period due to 2017 higher priced shipments which were recognized as sales in 2018. Cellulose specialties volumes decreased 7 percent during the nine months ended September 28, 2019 due to weaknesses in the acetate and automotive markets. Commodity product sales volumes increased by approximately 31 percent primarily due to lower demand for cellulose specialties and improved production. Other sales declined by $36 million principally as a result of the sale of the resin business in September 2018.

Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 28, 2019
Operating income (loss)	$34	$(7)	$(25)	$4	$1	$7
Operating margin %	11.0%	(2.1)%	(8.2)%	1.5%	0.4%	2.6%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $27 million for the three months ended September 28, 2019 to $7 million. The decrease was driven by lower cellulose specialties sales prices and volumes, commodity product sale prices and a decline in other sales, partially offset by higher commodity sales volumes, as previously discussed. Costs decreased $4 million mostly driven by lower chemical prices, primarily caustic.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 28, 2019
Operating income (loss)	$83	$(23)	$(35)	$(17)	$3	$11
Operating margin %	9.5%	(2.4)%	(4.0)%	(2.1)%	0.4%	1.4%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $72 million for the nine months ended September 28, 2019 to $11 million. The decrease was driven by lower cellulose specialties sales prices and volumes and a decline in other sales volume, partially offset by higher commodity sales volumes, as previously discussed. Costs increased $17 million during the nine months ended September 28, 2019 compared to the prior year period as wood and maintenance costs were only partially offset by lower chemical prices, primarily caustic. SG&A and other costs include a $4 million and $3 million loss during the nine months ended September 28, 2019 and September 29, 2018, respectively, associated with the lignin joint venture that began operations in the second half of 2018. The increase in the joint venture loss in 2019 was more than offset by favorable SG&A costs and foreign exchange gains.
The three and nine month periods ended September 29, 2018 include operating income of $2 million and $5 million, respectively from the resins business which was sold in September 2018.
Forest Products

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$65	$86	$222	$282
Operating income (loss)	(5)	8	$(27)	$35
Average Sales Prices ($ per thousand board feet):
Lumber	$366	$487	$370	$500
Sales Volumes (millions of board feet):
Lumber	134	141	462	457

Changes in Forest Products net sales are as follows:

Three Months Ended	September 29, 2018	Changes Attributable to:		September 28, 2019
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$69	$(16)	$(4)	$49
Other sales (a)	17	—	(1)	16
Total Net Sales	$86	$(16)	$(5)	$65
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the three months ended September 28, 2019 declined $21 million, or 24 percent, to $65 million. Average lumber sales prices declined 25 percent due to weak demand while lumber sales volumes decreased approximately 5 percent also from weak market conditions.

Nine Months Ended	September 29, 2018	Changes Attributable to:		September 28, 2019
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$229	$(60)	$2	$171
Other sales (a)	53	—	(2)	51
Total Net Sales	$282	$(60)	$—	$222
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the nine months ended September 28, 2019 declined $60 million, or 21 percent, to $222 million. Average lumber sales prices declined 26 percent due primarily to weak demand while lumber sales volumes increased approximately 1 percent as a result of efforts to reduce inventory levels, partially offset by market downtime taken at the production facilities.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 28, 2019
Operating income (loss)	$8	$(16)	$(3)	$5	$1	$(5)
Operating margin %	9.3%	(22.3)%	(3.9)%	7.7%	1.5%	(7.7)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $13 million for the three months ended September 28, 2019 to an operating loss of $5 million. The decline was primarily driven by lower lumber sales prices and volumes, as previously discussed. Cost declined primarily driven by a $5 million reversal of the net realizable inventory reserve as a result of price increases in the period.

Nine Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 28, 2019
Operating income (loss)	$35	$(60)	$(1)	$(4)	$3	$(27)
Operating margin %	12.4%	(23.7)%	(0.5)%	(1.8)%	1.4%	(12.2)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $62 million for the nine months ended September 28, 2019 to an operating loss of $27 million. The decline was primarily driven by lower lumber sales prices partially offset by higher lumber sales volumes, as previously discussed. Higher costs were driven by increased maintenance and depreciation expense, partially offset by the impact of favorable incentive compensation and lower wood and energy costs. SG&A and other costs improved primarily due to lower softwood lumber duties driven by lower lumber prices partially offset by higher lumber sales volumes. The nine months ended September 28, 2019 and September 29, 2018 included $16 million and $21 million in softwood lumber duties, respectively.
Pulp

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$26	$46	$95	$133
Operating income	$(2)	$13	$3	$37
Average Sales Prices ($ per metric tons) (a):
High-yield pulp	$455	$673	$524	$671
Sales Volumes (in thousands of metric tons) (a):
High-yield pulp	45	59	145	168
(a) Average sales prices and volumes for external sales only. For the three month period ended September 28, 2019 and September 29, 2018, the Pulp segment sold approximately 16,000 MT and 17,000 MT of high-yield pulp for $6 million and $7 million, respectively, to the Paper segment for the production of paperboard. For the nine months ended September 28, 2019 and September 29, 2018, 48,000 MT and 50,000 MT of high-yield pulp was sold to the Paper segment for $19 million and $20 million, respectively.

Changes in Pulp net sales are as follows:

Three Months Ended	September 29, 2018	Changes Attributable to:		September 28, 2019
Net Sales (in millions)		Price	Volume/Mix
High-yield pulp	$46	$(10)	$(10)	$26
Total net sales for the three months ended September 28, 2019 declined $20 million, or 44 percent, to $26 million. Average pulp sales prices declined 32 percent due to weak demand which also contributed to a decline in pulp sales volumes of approximately 24 percent.

Nine Months Ended	September 29, 2018	Changes Attributable to:		September 28, 2019
Net Sales (in millions)		Price	Volume/Mix
High-yield pulp	$133	$(22)	$(16)	$95
Total net sales for the nine months ended September 28, 2019 declined $38 million, or (29) percent, to $95 million. Average pulp sales prices declined 22 percent due to weak demand while pulp sales volumes decreased approximately 14 percent as a result of lower production from market downtime and production reliability issues at the Temiscaming plant during the first quarter of 2019.
Changes in Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 28, 2019
Operating income (loss)	$13	$(10)	$(5)	$—	$—	$(2)
Operating margin %	28.3%	(19.9)%	(16.0)%	—%	—%	(7.6)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $15 million for the three months ended September 28, 2019 to operating loss of $2 million. The decline was primarily driven by lower pulp sales prices and volumes, as previously discussed.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 28, 2019
Operating income	$37	$(22)	$(8)	$(5)	$1	$3
Operating margin %	27.8%	(14.3)%	(6.1)%	(5.3)%	1.1%	3.2%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $34 million for the nine months ended September 28, 2019 to operating income of $3 million. The decline was primarily driven by lower pulp sales prices in addition to lower pulp sales volumes, as previously discussed.
Paper

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales	$74	$78	$218	$238
Operating income (loss)	$—	$13	$1	$24
Average Sales Prices ($ per metric ton):
Paperboard	$1,097	$1,120	$1,105	$1,136
Newsprint	$532	$633	$542	$590
Sales Volumes (in metric tons):
Paperboard	49	45	137	131
Newsprint	38	44	123	151
Changes in Paper net sales are as follows:

Three Months Ended	September 29, 2018	Changes Attributable to:		September 28, 2019
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$51	$(1)	$4	$54
Newsprint	28	(4)	(4)	20
Total Net Sales	$79	$(5)	$—	$74
Total net sales for the three months ended September 28, 2019 declined $5 million, or 6 percent, to $74 million. Paperboard sales volumes increased during the quarter ended September 28, 2019 due to efforts to reduce inventories. Newsprint sales price declined 16 percent primarily due to the affects of the removal of duties on newsprint imported into the U.S and the continued decline in demand. Newsprint sales volumes declined 14 percent primarily as a result of reliability issues.

Nine Months Ended	September 29, 2018	Changes Attributable to:		September 28, 2019
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$149	$(4)	$6	$151
Newsprint	89	(6)	(16)	67
Total Net Sales	$238	$(10)	$(10)	$218
Net sales for the nine months ended September 28, 2019 declined $20 million, or 9 percent, to $218 million. Paperboard sales prices declined 3 percent due to increased competition and weaker markets. Paperboard sales volumes increased 5 percent primarily due to efforts to reduce inventories. Newsprint sales prices declined 8 percent primarily due to the affects of the removal of duties on newsprint imported into the U.S and the continued decline in demand. Newsprint sales volumes declined 19 percent due to production reliability issues and an energy curtailment that required production downtime at the Kapuskasing plant.

Changes in Paper operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 28, 2019
Operating income (loss)	$13	$(5)	$(1)	$(2)	$(5)	$—
Operating margin %	16.5%	(5.6)%	(1.4)%	(2.7)%	(6.8)%	—%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $13 million for the three months ended September 28, 2019 to $0 million. The decline was primarily driven by lower newsprint sales prices and volumes, partially offset by higher paperboard volumes, as previously discussed. Costs increased during the third quarter of 2019 due to lower newsprint production levels, partially offset by lower pulp prices for the production of paperboard. SG&A costs increased as the 2018 three month period was favorably impacted by the reversal of $5 million of duties on newsprint exported to the U.S.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 29, 2018	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 28, 2019
Operating income	$24	$(10)	$(8)	$(3)	$(2)	$1
Operating margin %	10.1%	(3.9)%	(3.4)%	(1.4)%	(0.9)%	0.5%
(a) Sales Volume computed based on contribution margin.
Operating income decreased by $23 million for the nine month period ended September 28, 2019 to $1 million. The decline was primarily driven by lower paperboard prices and newsprint sales prices and volumes, partially offset by higher paperboard sales volumes, as previously discussed. Costs increased due to lower newsprint production levels, higher maintenance and transportation costs, partially offset by lower pulp costs for the production of paperboard and lower energy costs due to electrical credits received associated with provincial energy curtailment.
Corporate

	Three Months Ended		Nine Months Ended
Operating Income (Loss) (in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating loss	$(8)	$(25)	$(39)	$(48)
The operating loss for the three and nine months ended September 28, 2019 decreased from than the comparable 2018 periods due to lower incentive compensation expense, as a result of company performance, favorable foreign exchange impacts, an insurance recovery and the absence of severance expense that was recorded in 2018. The decreases were partially offset by higher legal and administrative costs incurred from the loan amendment that was finalized after the quarter ended.
Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As a result of the significant decreases in the market prices for commodity products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, over the last nine months, our financial results have declined requiring us to amend the financial covenants under our Senior Secured Credit Facilities. On September 30, 2019, we entered into an Amendment of our Senior Secured Credit Facilities reducing the restrictions of the first lien secured net leverage ratio and the interest coverage ratio tests through the year ended December 31, 2021. Under the new Credit Agreement, we are in compliance with the financial covenants as of September 28, 2019 and, as such, management believes that there is no longer substantial doubt of the Company’s ability to continue as a going concern. See Note 7 — Debt and Finance Leases of our financial statements for additional information.
Our Board of Directors has declared, and we have paid, cash dividends on our preferred stock of approximately $10 million in 2019. The final cash dividend on our preferred shares of approximately $3 million was paid on August 15, 2019 and we issued approximately 13.4 million shares of common stock at conversion.
Our Board of Directors has declared, and we have paid, cash dividends of $0.07 per share on our common stock for the first and second quarters of 2019 for a total of approximately $9 million. On September 6, 2019, our Board of Directors suspended our quarterly common stock dividend to use the cash flow to pay down debt and fund capital investments as well as working capital needs. The declaration and payment of future common stock dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deems relevant. In addition, our debt facilities restrict the declaration and payment of future dividends.
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback, which we believe provides another option to maximize long-term shareholder value as we execute on a disciplined and balanced capital allocation strategy. For the nine months ended September 28, 2019, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
Our debt agreements contain various customary covenants. At September 28, 2019, we were in compliance with all covenants. Our financial statements include assets of $1,537 million, year-to-date revenue of $730 million, covenant EBITDA for the last twelve months of $64 million and liabilities of $858 million for non-guarantors of our debt as of September 28, 2019.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 28, 2019	December 31, 2018
Cash and cash equivalents (a)	$63	$109
Availability under the Revolving Credit Facility (b)	167	217
Total debt (c)	1,234	1,188
Stockholders’ equity	639	707
Total capitalization (total debt plus equity)	$1,873	$1,895
Debt to capital ratio	66%	63%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)	Availability under the revolving credit facility is reduced by standby letters of credit of approximately $33 million at September 28, 2019 and December 31, 2018.

(c)	See Note 7 — Debt and Finance Leases of our financial statements for additional information.
During the nine months ended September 28, 2019, we did not have any required principal repayments on the Term A-1 or Term A-2 Loan Facility.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Provided by (Used for):	September 28, 2019	September 29, 2018
Operating activities	$24	$160
Investing activities	$(83)	$(76)
Financing activities	$18	$(73)
Cash provided by operating activities decreased $136 million during the nine months ended of September 28, 2019 to $24 million when compared to the same prior year period. Operating cash flows from continuing operations decreased primarily due to a decline in our operating results due mostly from lower prices across all segments, partially offset by a decrease in working capital requirements as lower inventories and accounts receivable were partially offset by lower accounts payable and accrued liabilities, from the timing of payments. Included in operating cash flows for the nine months ended September 28, 2019 and September 29, 2018 was cash provided by operating activities of discontinued operations of $19 million and $19 million, respectively.
Cash used for investing activities increased $7 million during the first nine months of 2019 to $83 million. Investing cash flows from continuing operations increased due to the absence of proceeds from the sale of the resin operation from September 2018, partially offset by lower capital spending. Included in cash used for investing activities in the nine months ended September 28, 2019 and September 29, 2018 was cash used for investing activities of discontinued operations of $2 million and $2 million, respectively.

Cash provided by financing activities increased $91 million primarily due to a $53 million increase in net borrowings on our revolving credit facility and $24 million lower principal payments on our term loans. Common stock dividends paid decreased from $11 million to $9 million primarily as a result of the suspension of the quarterly dividend which was effective for the third quarter of 2019. Common shares repurchased decreased $12 million primarily due to the absence of common stock repurchases of $15 million under the share buyback program. See Note 7 — Debt and Finance Leases, Note 13 — Earnings Per Share of Common Stock and Note 14 — Incentive Stock Plans to our financial statements for additional information.
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

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA by segment (in millions of dollars):

Three Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
September 28, 2019
Income (loss) from continuing operations	$(5)	$(2)	$3	$8	$(18)	$(14)
Depreciation and amortization	2	1	4	33	—	40
Interest expense, net	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	(5)	(5)
EBITDA	$(3)	$(1)	$7	$41	$(8)	$36
Loan Amendment Costs	—	—	—	—	3	3
Insurance Recovery	—	—	—	—	(4)	(4)
Adjusted EBITDA	$(3)	$(1)	$7	$41	$(9)	$35

September 29, 2018
Income (loss) from continuing operations	$8	$13	$16	$40	$(47)	$30
Depreciation and amortization	2	1	4	30	—	37
Interest expense, net	—	—	—	—	14	14
Income tax expense (benefit)	—	—	—	—	7	7
EBITDA	$10	$14	$20	$70	$(26)	$88
Gain on bargain purchase	—	—	—	(7)	1	(6)
Severance expense	—	—	—	—	4	4
Adjusted EBITDA	$10	$14	$20	$63	$(21)	$86

Nine Months Ended:	Forest Products	Pulp	Paper	High Purity Cellulose	Corporate & Other	Total
September 28, 2019
Income (loss) from continuing operations	$(27)	$3	$8	$10	$(56)	$(62)
Depreciation and amortization	7	2	13	90	—	112
Interest expense, net	—	—	—	—	43	43
Income tax expense (benefit)	—	—	—	—	(26)	(26)
EBITDA	$(20)	$5	$21	$100	$(39)	$67
Insurance recovery	—	—	—	—	(4)	(4)
Loan amendment costs	—	—	—	—	3	3
Non-recurring expense (a)	—	—	—	—	1	1
Adjusted EBITDA	$(20)	$5	$21	$100	$(39)	$67

September 29, 2018
Income (loss) from continuing operations	$35	$37	$31	$97	$(107)	$93
Depreciation and amortization	5	2	13	86	—	106
Interest expense, net	—	—	—	—	41	41
Income tax expense (benefit)	—	—	—	—	28	28
EBITDA	$40	$39	$44	$183	$(38)	$268
Severance expense	—	—	—	—	4	$4
Gain on bargain purchase	—	—	—	(10)	(11)	$(21)
Adjusted EBITDA	$40	$39	$44	$173	$(45)	$251
(a) Non-recurring expenses are related to the Company’s review of its commodity asset portfolio.
EBITDA and Adjusted EBITDA for the three and nine month periods ended September 28, 2019 decreased primarily due to lower operating income, primarily from lower prices across all segments. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
We define adjusted free cash flows as cash provided by (used for) operating activities from continuing operations adjusted for capital expenditures excluding strategic capital. Adjusted free cash flows is a non-GAAP measure of cash generated during a period which is available for dividend distribution, debt reduction, strategic acquisitions and repurchase of our common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	September 28, 2019	September 29, 2018
Cash provided by operating activities of continuing operations	$5	$141
Capital expenditures (a)	(63)	(58)
Adjusted Free Cash Flows	$(58)	$83

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first nine months of 2019 were approximately $18 million. Strategic capital expenditures for the same period of 2018 were approximately $29 million.

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

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of September 28, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates, currency and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. See Note 9 — Derivative Instruments for additional information.
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
As of September 28, 2019, we had $654 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $7 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in the London interbank offered rate (“LIBOR”).
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 28, 2019 was $448 million compared to the $581 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 28, 2019.
During the quarter ended September 28, 2019, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
ARK filed a petition asking the Georgia Supreme Court to hear its appeal of the Court of Appeals decision, and the Company and EPD have filed papers opposing the petition. Granting of certiorari in this case is discretionary on the part of the Georgia Supreme Court and, on August 5, 2019, the Court declined ARK’s certiorari petition, which left in place the decisions of both the Superior Court and Court of Appeals. As such, this matter has now been remanded back to the ALJ for action consistent with the legal standard and instructions articulated in the Court of Appeals decision.
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

In addition to the risk factors previously disclosed in our 2018 Annual Report on Form 10-K and 2019 Quarterly Reports on Form 10-Q, the following risk factor is hereby added:

While the Company has entered into an amendment (the “Amendment”) to its Senior Secured Credit Facilities (as amended by the Amendment, the “Credit Agreement”) to address the risk of potential non-compliance with certain covenants at the end of the third quarter of 2019, there can be no assurances that the Company will continue in full compliance with the amended covenants provided in the Credit Amendment through December 31, 2021, which is the date covenant relief granted under the Amendment expires.

Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As a result of the significant decreases in the market prices for commodity products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, over the last nine months, our financial results have declined requiring us to amend the financial covenants under our Senior Secured Credit Facilities. On September 30, 2019, the Company entered into an Amendment of its Senior Secured Credit Facilities reducing the restrictions of its first lien secured net leverage ratio and the interest coverage ratio tests through the year ended December 31, 2021. Under the new Credit Agreement the Company is in compliance with the financial covenants as of September 28, 2019 and, as such, management believes that there is no longer substantial doubt of the Company’s ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 28, 2019:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
June 30 to August 3	727	$5.97	—	$60,294,000
August 3 to August 31	250	2.53	—	$60,294,000
September 1 to September 28	50	3.51	—	$60,294,000
Total	1,027		—

(a)	As of September 28, 2019, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.

(b)	Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2019, among Rayonier Advanced Materials Inc., as Holdings, Rayonier A.M. Products Inc. and Rayonier Performance Fibers, LLC, as Borrowers, certain subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders and L/C issuers party thereto and Bank of America, N.A., as Administrative Agent
Incorporated herein by reference to Exhibit 10.1 to the Registrant’s 8-K filed on October 2, 2019
10.2	First Amendment to the Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective May 22, 2017*	Filed herewith
10.3	Rayonier Advanced Materials Inc. Amended and Restated Executive Severance Pay Plan, effective October 21, 2019*	Filed herewith
10.4	First Amendment to the Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan*	Filed herewith
10.5	Rayonier Advanced Materials Inc. Retirement Plan, Amended and Restated October 21, 2019*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 28, 2019 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 28, 2019 and September 29, 2018; (ii) the Consolidated Balance Sheets as of September 28, 2019 and December 31, 2018; (iii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2019 and September 29, 2018; and (iv) the Notes to Consolidated Financial Statements
Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
*Management contract or compensatory plan.  The Company conducted a management plan inventory and review and identified some inconsistencies in language between plans. As a result of this review Exhibits 10.2, 10.3, 10.4 and 10.5 to this filing were amended to be consistent, remove administrative ambiguities, modernized and made comparable to current market trends and data.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: November 7, 2019