Form 10-Q
period 2020-03-28
RAYONIER ADVANCED MATERIALS INC.
filed 2020-05-07
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
The registrant had 63250765 shares of common stock, $.01 par value per share, outstanding as of May 4, 2020.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Sales	$409,808	$441,060
Cost of Sales	(399,347)	(433,441)
Gross Margin	10,461	7,619

Selling, general and administrative expenses	(20,247)	(28,144)
Duties	(6,451)	(4,517)
Foreign exchange gains (losses)	5,797	(888)
Other operating income (expense), net	(1,568)	(1,669)
Operating Income (Loss)	(12,008)	(27,599)
Interest expense	(15,225)	(13,602)
Interest income and other, net	423	650
Other components of pension and OPEB, excluding service costs	353	1,378
Income (Loss) From Continuing Operations Before Income Taxes	(26,457)	(39,173)
Income tax benefit (expense) (Note 16)	1,622	11,186
Income (Loss) from Continuing Operations	(24,835)	(27,987)
Income from discontinued operations, net of taxes (Note 2)	708	5,937
Net Income (Loss) Attributable to the Company	(24,127)	(22,050)
Mandatory convertible preferred stock dividends	—	(3,365)
Net Income (Loss) Available to Common Stockholders	$(24,127)	$(25,415)

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.39)	$(0.64)
Income from discontinued operations	0.01	0.12
Net income (loss) per common share-basic	$(0.38)	$(0.52)
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.39)	$(0.64)
Income from discontinued operations	0.01	0.12
Net income (loss) per common share-diluted	$(0.38)	$(0.52)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Income (Loss)	$(24,127)	$(22,050)
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	(6,471)	(5,352)
Unrealized gain (loss) on derivative instruments	(20,660)	7,872
Net gain from pension and postretirement plans	6,573	1,891
Total other comprehensive income (loss)	(20,558)	4,411
Comprehensive Income (Loss)	$(44,685)	$(17,639)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 28, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$42,672	$64,025
Accounts receivable, net (Note 3)	190,483	181,658
Inventory (Note 4)	275,446	251,180
Prepaid and other current assets	83,110	76,964
Total current assets	591,711	573,827

Property, Plant and Equipment (net of accumulated depreciation of $1,514,999 at March 28, 2020 and $1,482,261 at December 31, 2019)	1,283,874	1,316,055
Deferred Tax Assets	371,373	384,513
Intangible Assets, net	43,698	45,451
Other Assets	160,188	160,301
Total Assets	$2,450,844	$2,480,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$144,005	$153,181
Accrued and other current liabilities (Note 6)	146,025	102,178
Current maturities of long-term debt (Note 7)	11,982	19,448
Current environmental liabilities (Note 8)	11,200	11,339
Total current liabilities	313,212	286,146

Long-Term Debt (Note 7)	1,063,421	1,062,695
Long-Term Environmental Liabilities (Note 8)	159,078	160,037
Pension and Other Postretirement Benefits	223,375	236,625
Deferred Tax Liabilities	23,773	24,847
Other Long-Term Liabilities	28,367	26,999

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,246,867 and 63,136,219 issued and outstanding, as of March 28, 2020 and December 31, 2019, respectively	632	632
Additional paid-in capital	400,525	399,020
Retained earnings	398,246	422,373
Accumulated other comprehensive income (loss) (Note 11)	(159,785)	(139,227)
Total Stockholders’ Equity	639,618	682,798
Total Liabilities and Stockholders’ Equity	$2,450,844	$2,480,147

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating Activities
Net income (loss)	$(24,127)	$(22,050)
Loss (income) from discontinued operations	(708)	(5,937)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	37,842	35,723
Stock-based incentive compensation expense	1,943	3,931
Deferred income tax expense (benefit)	17,381	(9,572)
Net periodic benefit cost of pension and other postretirement plans	2,677	1,557
Unrealized loss (gain) on derivative instruments	6,792	(4,489)
Unrealized loss (gain) from foreign currency	(11,368)	6,116
Other	275	27
Changes in operating assets and liabilities:
Receivables	(10,686)	22,688
Inventories	(24,924)	(26,264)
Accounts payable	(1,518)	(19,115)
Accrued liabilities	20,707	(2,689)
All other operating activities	(25,292)	(8,368)
Contributions to pension and other postretirement plans	(1,944)	(2,290)
Cash Provided by (Used for) Operating Activities-continuing operations	(12,950)	(30,732)
Cash Provided by (Used for) Operating Activities-discontinued operations	204	3,858
Cash Provided by (Used for) Operating Activities	(12,746)	(26,874)

Investing Activities
Capital expenditures	(12,582)	(30,752)
Cash Used for Investing Activities-continuing operations	(12,582)	(30,752)
Cash Used for Investing Activities-discontinued operations	—	(626)
Cash Used for Investing Activities	(12,582)	(31,378)

Financing Activities
Borrowings on revolving credit and other facilities	7,592	38,000
Repayments of revolving credit and other facilities	—	(3,000)
Repayment of debt	(1,786)	(2,340)
Dividends paid on common stock	—	(5,095)
Dividends paid on preferred stock	—	(3,450)
Common stock repurchased	(438)	(5,810)
Cash Provided by (Used for) Financing Activities-continuing operations	5,368	18,305
Cash Provided by (Used for) Financing Activities-discontinued operations	—	—
Cash Provided by (Used for) Financing Activities	5,368	18,305

Cash and Cash Equivalents
Change in cash and cash equivalents	(19,960)	(39,947)
Net effect of foreign exchange on cash and cash equivalents	(1,393)	(1,028)
Balance, beginning of year	64,025	108,966
Balance, end of period	$42,672	$67,991

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the November 2019 sale of its Matane high-yield pulp operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 2 —Discontinued Operations for additional information.
In March 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic and, as a result, certain governments have issued “stay-at-home” orders for their citizens to prevent the virus’ spread. These orders have caused many businesses to temporarily halt operations. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, the Company’s facilities in the U.S., Canada and France have been deemed “essential businesses” and have remained operating. The Company has a team in place monitoring the rapidly evolving situation and recommending risk mitigation actions, as deemed necessary, to help ensure the safety of employees and maintain the continuity of our production operations. In the Company’s facilities, it is enforcing social distancing, increased sanitation and has allowed office-based employees to work remotely where possible. Given the dynamic and fluid nature of this situation, the potential financial impact on our business cannot be reasonably estimated at this time.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The Company is currently considering the optional expedients and exceptions provided within ASU 2020-04.
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2016-13, Financial Instruments-Credit Losses on Financial Instruments (Topic 326), on January 1, 2020. The updated guidance replaced the incurred loss impairment approach with a methodology to reflect expected credit losses by requiring consideration of a broader range of reasonable and supportable information to explain the credit loss estimates. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through May 7, 2020, the date these financial statements were available to be issued. The following subsequent events warranting disclosure were identified:

•
In response to the COVID-19 pandemic and its impact on its forest products and newsprint markets, the Company curtailed production at some of its lumber mills and its newsprint mill starting the last week of March 2020.

•
On March 30, 2020, Investment Quebec (“IQ”), a holder of the Canadian dollar fixed rate term loans secured by certain assets of the Temiscaming mill, granted its customers a 6-month deferral on principal payments. See Note 7 —Debt and Finance Leases for additional information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.Discontinued Operations

In November 2019, the Company sold its Matane, Quebec pulp mill to Sappi Limited, a global diversified wood fiber company, for a gross purchase price of approximately $175 million. Income from discontinued operations for the three months ended March 28, 2020 represents an adjustment to the gain on sale of the Matane mill from working capital adjustments that arose following the November 2019 closing. Income (loss) from discontinued operations for the three months ended March 28, 2020 and March 30, 2019 is comprised of the following:

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues	$—	$41,720
Cost of sales	—	(32,163)
Gross margin	—	9,557
Selling, general and administrative expenses and other	—	(427)
Operating income (loss)	—	9,130
Interest expense (a)	—	(1,172)
Other non-operating income	—	89
Income from discontinued operations, before income taxes	—	8,047
Income tax expense	—	(2,110)
Income from discontinued operations, net of taxes	$—	$5,937
Adjustment to gain from sale of discontinued operations, net of income tax of $248	708	—
Income from Discontinued Operations	$708	$5,937

(a)
The Company was required to pay $100 million of debt from proceeds received from the sale of Matane in November 2019. As such, interest expense has been allocated to discontinued operations using the weighted-average interest rates in effect for each period presented based on the proportionate amounts required to be repaid.

Other discontinued operations information is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Depreciation and amortization	$—	$635
Capital expenditures	$—	$626

3.Accounts Receivable, Net
The Company’s accounts receivable included the following:

	March 28, 2020	December 31, 2019
Accounts receivable, trade	$153,754	$142,181
Accounts receivable, other (a)	37,412	40,082
Allowance for doubtful accounts	(683)	(605)
Total accounts receivable, net	$190,483	$181,658

(a)	Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    Inventory
The Company’s inventory included the following:

	March 28, 2020	December 31, 2019
Finished goods	$157,742	$150,259
Work-in-progress	18,080	17,065
Raw materials	88,673	73,385
Manufacturing and maintenance supplies	10,951	10,471
Total inventory	$275,446	$251,180

5.     Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, which was adopted on January 1, 2019. The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of March 28, 2020, the Company’s leases have remaining lease terms of 1 year to 9 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the Right of Use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of March 28, 2020 and December 31, 2019 was 6.1 percent and 6.0 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of March 28, 2020 and December 31, 2019 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating Leases
Operating lease expense	$1,804	$1,465
Finance Leases
Amortization of ROU assets	80	129
Interest	49	54
Total	$1,933	$1,648

As of March 28, 2020, the weighted average remaining lease term is 4.1 years and 6.7 years for operating leases and financing leases, respectively. As of December 31, 2019, the weighted average remaining lease term is 4.3 years and 6.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $2 million and $1 million from operating lease payments made during the three months ended March 28, 2020 and March 30, 2019, respectively. Finance lease cash flows were immaterial during the three months ended March 28, 2020 and March 30, 2019.
The Company’s finance leases are included as debt and the maturities for the remainder of 2020 and the next four years and thereafter are included in Note 7 — Long Term Debt and Finance Leases. The Company’s balance sheet includes the following

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

operating lease assets and liabilities:

	Balance Sheet Classification	March 28, 2020	December 31, 2019
Right-of-use assets	Other assets	$20,883	$22,406
Lease liabilities, current	Accrued and other current liabilities	$5,527	$5,887
Lease liabilities, non-current	Other non-current liabilities	$15,418	$17,522

As of March 28, 2020, operating lease maturities for the remainder of 2020 through 2024 and thereafter are as follows:

March 28, 2020
Remainder of 2020	$5,038
2021	5,864
2022	5,415
2023	4,469
2024	1,485
Thereafter	1,491
Total minimum lease payments	$23,762
Less: imputed interest	(2,817)
Present value of future minimum lease payments	$20,945

6.Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	March 28, 2020	December 31, 2019
Accrued customer incentives and prepayments	$34,755	$31,696
Accrued payroll and benefits	26,990	23,593
Accrued interest	9,758	2,785
Derivative instruments	25,219	995
Accrued property and other taxes	6,198	5,643
Short-term factoring facility - France	5,812	—
Other current liabilities	37,293	37,466
Total accrued and other current liabilities	$146,025	$102,178

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.Long Term Debt and Finance Leases
The Company’s long term debt and finance leases included the following:

	March 28, 2020	December 31, 2019
U.S. Revolver of $84 million maturing in November 2022, $34 million available, bearing interest at LIBOR plus 3.75% at March 28, 2020	$—	$—
Multi-currency Revolver of $126 million maturing in November 2022, $56 million available, bearing interest at LIBOR plus 3.75% at March 28, 2020	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR plus 3.75%, interest rate of 4.67% at March 28, 2020	133,283	133,283
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR plus 3.40% (after consideration of 0.60% patronage benefit), interest rate of 4.32% at March 28, 2020	365,592	365,592
Senior Notes due 2024 at a fixed interest rate of 5.50%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from September 2020 through April 2028, secured by certain assets of the Temiscaming plant	74,785	83,122
Other loans	8,877	7,285
Finance lease obligation	2,738	2,818
Total debt principal payments due	1,080,922	1,087,747
Less: Debt premium, original issue discount and issuance costs, net	(5,519)	(5,604)
Total debt	1,075,403	1,082,143
Less: Current maturities of long-term debt	(11,982)	(19,448)
Long-term debt	$1,063,421	$1,062,695

As of March 28, 2020, debt and finance lease payments due during the remainder of 2020 and the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
2020	$386	$10,408
2021	515	8,935
2022	515	158,906
2023	515	7,728
2024	515	868,871
Thereafter	988	23,336
Total principal payments	$3,434	$1,078,184
Less: Imputed interest	696
Present value minimum finance lease payments	$2,738

In March 2020, IQ, a holder of the Company’s Canadian dollar fixed rate term loans secured by certain assets of the Temiscaming mill, agreed to defer required monthly principal payments totaling approximately $6 million. The sum of these deferred principal payments will be reallocated over the remaining monthly principal payments which resume in March 2021. The final maturity of the loan was not extended and the Company continues to make the required monthly interest payments.
In March 2020, IQ also granted all its customers, including the Company, a 6-month deferral on principal payments, which resulted in the deferral of an additional $7 million of principal payment that was originally due to be paid in March 2020 to September 2020. Interest on this principal also continues to be paid by the Company.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    Environmental Liabilities
An analysis of liabilities for the three months ended March 28, 2020 is as follows:

Balance, December 31, 2019	$171,376
Increase in liabilities	45
Payments	(31)
Foreign currency adjustments	(1,112)
Balance, March 28, 2020	170,278
Less: Current portion	(11,200)
Long-term environmental liabilities	$159,078

In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 28, 2020, the Company estimates this exposure could range up to approximately $75 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
9.    Derivative Instruments
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
The notional amounts of outstanding derivative instruments are presented below.

	March 28, 2020	December 31, 2019
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$368,833	$343,665
Foreign exchange forward contracts (c)	$89,092	$83,126

(a) Maturity date of December 2020
(b) Various maturity dates through March 2021
(c) Various maturity dates in 2020, 2022 and 2028
The fair values of derivative instruments included in the consolidated balance sheet as of March 28, 2020 and December 31, 2019 are provided in the below table. See Note 10 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	March 28, 2020	December 31, 2019
Assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$4,857
Foreign exchange forward contracts	Other assets	—	5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	246

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	(2,276)	(639)
Foreign exchange forward contracts	Other current liabilities	(22,435)	(340)
Foreign exchange forward contracts	Other non-current liabilities	(5,989)	(759)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	(508)	(16)
Total derivatives		$(31,208)	$3,354

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income are presented below.

	Three Months Ended March 28, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,757)	$(120)	Interest expense
Foreign exchange forward contracts	$(26,532)	$(1,361)	Other operating expense, net
Foreign exchange forward contracts	$(394)	$394	Cost of sales
Foreign exchange forward contracts	$(6,902)	$(6,732)	Interest income and other, net

	Three Months Ended March 30, 2019
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(702)	$280	Interest expense
Foreign exchange forward contracts	$2,220	$64	Other operating expense, net
Foreign exchange forward contracts	$4,429	$(4,429)	Cost of sales
Foreign exchange forward contracts	$2,359	$1,799	Interest income and other, net

The effects of derivative instruments not designated as hedging instruments on the statement of income were as follows:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	March 28, 2020	March 30, 2019
Foreign exchange forward contracts	Other operating income (expense), net	$(721)	$(326)

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	March 28, 2020	December 31, 2019
Interest rate cash flow hedges	$(1,775)	$(499)
Foreign exchange cash flow hedges	$(17,595)	$1,789

The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	March 28, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$42,672	$42,672	$—	$64,025	$64,025	$—
Foreign currency forward contracts (a)	—	—	—	5,108	—	5,108

Liabilities (b):
Interest rate swaps (a)	2,276	—	2,276	639	—	639
Foreign currency forward contracts (a)	28,932	—	28,932	1,115	—	1,115
Fixed-rate long-term debt	578,083	—	280,049	585,027	—	465,449
Variable-rate long-term debt	494,582	—	498,875	494,299	—	498,875

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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(126,638)	$(135,590)
Other comprehensive gain (loss) before reclassifications	4,781	—
Income tax on other comprehensive loss	(1,238)	—
Reclassifications to earnings: (a)
Amortization of losses	3,393	2,611
Amortization of prior service costs	141	104
Income tax on reclassifications	(504)	(629)
Foreign currency adjustments	—	(195)
Net comprehensive gain (loss) on employee benefit plans, net of tax	6,573	1,891
Balance, end of quarter	(120,065)	(133,699)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	1,290	(11,622)
Other comprehensive gain (loss) before reclassifications	(35,585)	8,306
Income tax on other comprehensive income	8,255	(1,885)
Reclassifications to earnings: (b)
Interest rate contracts	120	(280)
Foreign exchange contracts	7,699	2,566
Income tax on reclassifications	(1,149)	(835)
Net comprehensive gain (loss) on derivative instruments, net of tax	(20,660)	7,872
Balance, end of quarter	(19,370)	(3,750)

Foreign currency translation adjustments:
Balance, beginning of year	(13,879)	(8,485)
Foreign currency translation adjustment, net of tax of $0 and $0	(6,471)	(5,352)
Balance, end of quarter	(20,350)	(13,837)

Accumulated other comprehensive income (loss), end of quarter	$(159,785)	$(151,286)

(a)	The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 15— Employee Benefit Plans for additional information.

(b)
Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 9 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the three months ended March 28, 2020
Balance, December 31, 2019	63,136,129	$632	—	$—	$399,020	$422,373	$(139,227)	$682,798
Net income (loss)	—	—	—	—	—	(24,127)	—	(24,127)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(20,558)	(20,558)
Issuance of common stock under incentive stock plans	290,689	3	—	—	(3)	—	—	—
Stock-based compensation	—	—	—	—	1,943	—	—	1,943
Repurchase of common stock	(179,951)	(3)	—	—	(435)	—	—	(438)
Balance, March 28, 2020	63,246,867	$632	—	$—	$400,525	$398,246	$(159,785)	$639,618

For the three months ended March 30, 2019
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net income (loss)	—	—	—	—	—	(22,050)	—	(22,050)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,411	4,411
Issuance of common stock under incentive stock plans	928,601	9	—	—	(9)	—	—	—
Stock-based compensation	—	—	—	—	3,931	—	—	3,931
Repurchase of common shares	(420,847)	(4)	—	—	(5,806)	—	—	(5,810)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,812)	—	(3,812)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, March 30, 2019	49,798,884	$498	1,725,000	$17	$397,606	$433,256	$(151,286)	$680,091

Series A Mandatory Convertible Preferred Stock
On August 15, 2019 each share of the Preferred Stock automatically converted into shares of common stock at the conversion rate per share of 7.7459 and the Company issued approximately 13.4 million shares of common stock.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three months ended March 28, 2020 and March 30, 2019, the Company did not repurchase any common shares under this buyback program. As of March 28, 2020, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2020	March 30, 2019
Income (loss) from continuing operations	$(24,835)	$(27,987)
Preferred Stock dividends	—	(3,365)
Income (loss) from continuing operations attributable to common stockholders	(24,835)	(31,352)
Income (loss) from discontinued operations	708	5,937
Net income (loss) available for common stockholders	$(24,127)	$(25,415)

Shares used for determining basic earnings per share of common stock	62,982,735	48,986,272
Dilutive effect of:
Stock options	—	—
Performance and restricted stock	—	—
Preferred stock	—	—
Shares used for determining diluted earnings per share of common stock	62,982,735	48,986,272

Basic per share amounts
Income (loss) from continuing operations	$(0.39)	$(0.64)
Income (loss) from discontinued operations	0.01	0.12
Net income (loss)	$(0.38)	$(0.52)
Diluted per share amounts
Income (loss) from continuing operations	$(0.39)	$(0.64)
Income (loss) from discontinued operations	0.01	0.12
Net income (loss)	$(0.38)	$(0.52)

Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock options	157,033	259,088
Performance and restricted stock	448,812	1,959,123
Preferred stock	—	13,078,089
Total anti-dilutive instruments	605,845	15,296,300

14.    Incentive Stock Plans
The Company’s total stock-based compensation cost for the three months ended March 28, 2020 and March 30, 2019 was $2 million and $4 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first three months of 2020. The 2020 restricted stock unit awards vest over three years. The 2020 performance-based stock unit award payout is calculated using a combination of Company specific performance metrics and total shareholder return, which is

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

measured on an absolute basis as well as relative to a peer group of companies. Depending on performance against these targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded.
In March 2020, the performance-based share units granted in 2017 were settled at an average of 76 percent of the performance-based stock units awarded, resulting in the issuance of 266,154 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the three months ended March 28, 2020:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	205,026	$36.10	833,596	$14.55	1,190,526	$17.77
Granted	—	—	247,660	2.65	1,078,259	2.07
Forfeited	—	—	(30,146)	16.11	(55,387)	18.16
Exercised or settled	—	—	(208,813)	13.42	(403,927)	15.68
Expired or cancelled	(47,993)	29.24	—	—	—	—
Outstanding at March 28, 2020	157,033	$38.20	842,297	$11.28	1,809,471	$8.87

15.    Employee Benefit Plans
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
The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Service cost	$2,667	$2,469	$363	$466
Interest cost	6,340	9,389	318	361
Expected return on plan assets	(10,545)	(13,843)	—	—
Amortization of prior service cost	179	142	(38)	(38)
Amortization of losses	3,427	2,591	(34)	20
Total net periodic benefit cost	$2,068	$748	$609	$809

Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in Other components of pension and OPEB on the consolidated statement of income.
16.Income Taxes
The Company’s first quarter 2020 and 2019 effective tax rate from continuing operations was a benefit of 6 percent and 29 percent, respectively.
The current quarter March 28, 2020 effective rate differs from the federal statutory rate of 21 percent primarily due to nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation, partially offset by benefits from the CARES Act (see below). The effective tax rate benefit for the three months ended March 30, 2019 differs from the federal statutory rate primarily due to tax credits and excess tax deductions on vested stock compensation which vested in that quarter.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

On March 27, 2020, the United States Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide taxpayer protection against the economic impacts of COVID-19. As part of the CARES Act, the Company is able to carry a 2019 tax net operating loss back to tax year 2014 when the U.S. Federal Statutory rate was 35 percent compared with the current 21 percent. The Company has recognized a $7 million tax benefit arising from the remeasured increased value of the tax net operating loss and has recorded a $20 million current receivable related to the refund expected to be received within the next twelve months. Additionally, the Company has a $14 million current receivable related to tax years under examination by the IRS. The Company believes the examination will be completed in time to receive this refund within the next twelve months.
There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2019.
17.Segment and Geographical Information
The Company operates in the following five business segments: High Purity Cellulose, Forest Products, Paperboard, Pulp & Newsprint and Corporate. The Corporate operations consist primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. The Company does not currently allocate the cost of maintaining these support functions to its operating units. All prior period amounts presented herein have been reclassified to conform to this segment structure.
The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of wood chips sales from Forest Products to High Purity Cellulose, Paperboard and Pulp & Newsprint segments and high-yield pulp sales from Pulp & Newsprint to Paperboard. Intersegment sales prices are at rates that approximate market for the respective operating area.
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended
	March 28, 2020	March 30, 2019
High Purity Cellulose
Cellulose Specialties	$160,235	$192,104
Commodity Products	66,524	73,956
Other sales (a)	22,819	19,949
Total High Purity Cellulose	249,578	286,009
Forest Products
Lumber	60,549	57,352
Other sales (b)	21,750	17,827
Total Forest Products	82,299	75,179
Paperboard
Paperboard	50,486	47,337
Pulp & Newsprint
Pulp	29,975	27,959
Newsprint	16,703	22,636
Total Pulp & Newsprint	46,678	50,595
Eliminations	(19,233)	(18,060)
Total net sales	$409,808	$441,060
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Operating income (loss) by segment was comprised of the following:

	Three Months Ended
	March 28, 2020	March 30, 2019
High Purity Cellulose	$(4,858)	$(2,793)
Forest Products	(1,311)	(5,248)
Paperboard	4,674	(2,383)
Pulp & Newsprint	(5,876)	1,910
Corporate	(4,637)	(19,085)
Total operating income (loss)	$(12,008)	$(27,599)
Identifiable assets by segment were as follows:

	March 28, 2020	December 31, 2019
High Purity Cellulose	$1,514,894	$1,559,073
Forest Products	195,916	171,167
Paperboard	142,518	145,030
Pulp & Newsprint	103,579	102,959
Corporate	493,937	501,918
Total identifiable assets	$2,450,844	$2,480,147

18.Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 22 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, that are outside the normal course of business for the three months ended March 28, 2020. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5 — Leases, for additional information
Contingencies
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
As of March 28, 2020, all the Company’s collective bargaining agreements covering its unionized employees are current.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 28, 2020, the Company had net exposure of $40 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company had surety bonds of $84 million as of March 28, 2020, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida, a venture in which the Company owns 45 percent and its venture partner Borregaard ASA owns 55 percent, entered into a construction contract to build its lignin manufacturing facility and financing agreements to fund the construction of the facility, which was completed in the second quarter of 2018. The Company is a guarantor under both the construction and financing agreements. In the event of default, the Company expects it would only be liable for its proportional share as a result of an agreement with its venture partner. The remaining guarantee related to LignoTech Florida at March 28, 2020 was $32 million.
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
19.Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information were comprised of the following for the three months ended:

	March 28, 2020	March 30, 2019
Cash paid (received) during the period:
Interest	$8,115	$7,581
Income taxes	$(390)	$90

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report.”)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2019 Annual Report on Form 10-K and information contained in our subsequent Forms 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Note About Forward-Looking Statements
Certain statements in this Report regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials (“the Company” ) future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The following risk factors and those contained in Item 1A —Risk Factors, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Amounts contained in this Report may not always add due to rounding.
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:
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

•	Public health crises such as epidemics or pandemics, including the recent COVID-19 outbreak, could have a material adverse effect on our financial condition, liquidity or results of operations.
Debt-Related Risks

•
We have entered into an amendment (the “Amendment”) to our Senior Secured Credit Facilities (as amended by the Amendment, the “Credit Agreement”) to address the risk of potential non-compliance with certain covenants at the end of the third quarter of 2019. There can be no assurances that we will continue in full compliance with the amended covenants provided in the Credit Amendment through December 31, 2021, which is the date of covenant relief granted under the Amendment expires.

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

Business
We are a global leader of cellulose-based technologies, including a leading position in acetate and ethers high purity cellulose end-use markets. High purity cellulose specialties are a natural polymer commonly found in cell phone and computer screens, filters and pharmaceuticals. In addition, we manufacture, market and sell lumber, paperboard, high-yield pulp and newsprint which provide more diversified earnings streams.
In November 2019, we sold the Matane pulp mill to Sappi Limited for $175 million with net cash proceeds of $158 million after expenses and other adjustments. As of result of the sale, we have reclassified the Matane mill’s prior year operating results as discontinued operations. Following the sale of the Matane mill, we operate in the following business segments: High Purity Cellulose, Forest Products, Paperboard and Pulp & Newsprint.
As our businesses are moving through the bottom the cycle, our financial goals for 2020 are to aggressively control costs and preserve cash to remain compliant with debt covenants. We expect $60 to $70 million of benefits to increase EBITDA and cover fixed costs. If these actions are not sufficient, we will evaluate further opportunities to manage through the economic cycle. These actions may include asset sales, workforce reductions, temporary production curtailments and permanent closures.
We believe that we can manage our business through the bottom of the cycle and materially increase EBITDA through these actions to ensure that we emerge a much stronger company.
Coronavirus
In March 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic and, as a result, certain governments have issued “stay-at-home” orders for their citizens to prevent the virus’ spread. These orders have caused many businesses to temporarily halt operations. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, our facilities in the U.S., Canada and France have been deemed “essential businesses” and have remained operating. We have a team in place monitoring the rapidly evolving situation and recommending risk mitigation actions, as deemed necessary, to help ensure the safety of employees and maintain the continuity of our production operations. In our facilities, we are enforcing social distancing, increased sanitation and have allowed office-based employees to work remotely where possible. Given the dynamic and fluid nature of this situation, the potential financial impact on our business cannot be reasonably estimated at this time.
Market Assessment
A full year outlook for each of our segments is difficult to predict based on the current economic conditions caused by the COVID-19 pandemic and the lack of visibility around the timing and trajectory of the economic recovery. However, our current assessment of each of our business segment’s markets is provided below:
High Purity Cellulose
In the face of the COVID-19 pandemic, we have experienced modest impact to overall demand for our cellulose specialties products. Strength in food and pharmaceutical end-markets is mostly offsetting weakness in the automotive and certain industrial segments. To date, while acetate tow demand has also remained stable and in-line with our expectations, customers are beginning to experience weakness in acetate industrial and textile applications. We believe the stability of this demand is driven by our diversified end-markets and customers’ focus on security of supply. Volumes and prices for cellulose specialties products currently remain in line with earlier forecasts with contracted and agreed upon volumes expected to be down 7 to 8 percent, or 11 to 12 percent after giving effect to the anticipated impact of sales timing; contracted cellulose specialties prices are expected to increase, approximately 2 percent, year-over-year based on contracted prices before giving effect to any currency changes. However, we remain cautious regarding demand expectations for the balance of 2020 as the full impact of COVID-19 on demand remains undetermined. For its commodity HPC products, we have realized significant pricing momentum in absorbent materials (fluff pulp) markets with strong demand globally and expect these prices to maintain or improve for the balance of the year. However, viscose pulp markets remain extremely weak as the U.S. tariffs on Chinese textiles combined with the global "stay-at-home" directives have significantly reduced demand for clothing and related goods; we expect prices to remain weak and possibly decline through year end, depending on the timing of improvement in the textile market.
In regard to costs, wood and commodity chemical prices have declined from prior year levels. However, future input prices and availability of chemicals are difficult to predict due to the current unprecedented economic conditions. We are seeing increasing pressure on certain chemical and transportation costs. Operations at all four high purity cellulose mills are expected to run at normal levels into the future, although the timing of annual planned maintenance outages is being modified for the safety of employees and contractors. If viscose prices continue to decline, to the extent possible, the Company plans to shift future production away from viscose pulp to fluff and paper grade pulps to maximize profitability.

Forest Products
By late March, lumber sales prices had fallen 35 percent below the prior six-week levels due to buyer reaction to the potential impact of COVID-19. Trade analysts estimate nearly 25 percent of North American lumber capacity had been removed in this same time period, supporting a lift in prices of 15 percent by mid-April. U.S. housing starts declined in March and are expected to decline again in April primarily due to restrictions placed by local governments on construction activities. Remodeling activity, however, remains robust as demand for stud lumber products from lumber retailers continues above expectations. For the near future, we intend to manage our total production, balancing market demand for lumber with availability of wood chips for its pulp and paper operations to maximize profitability and optimize cash flows. Currently, we are operating nearly all our lumber assets, some at reduced levels.
As announced in January by the U.S. Department of Commerce, we expect duties on softwood lumber imported into the U.S. to be significantly reduced later in 2020. Since the duties started in 2017, the Company has paid approximately $65 million.
Paperboard
COVID-19 has had limited impact on Paperboard sales and profitability has benefited from lower input costs. While there are areas of consumer-based end markets that have shown weakness, packaging markets have been generally resilient and have offset volume in these markets, albeit with some mix value trade-off. We expect to operate the paperboard assets at normal levels going forward.
Pulp & Newsprint
Overall, we are experiencing positive pricing momentum for our high-yield pulp products with weakness in Europe due to temporary business closures being more than offset by increased demand in China as the region recovers from the COVID-19 outbreak. As a result, positive pricing pressure exists and little impact has been seen from the pandemic. Overall input costs have remained stable and we expect to produce at normal levels for the near future.
Demand for newsprint products has declined significantly, an estimated 12 percent from prior year and accelerating into April. Overall, sales prices and volumes have declined, while input costs have remained stable. We intend to manage our production based on demand to maximize profitability and optimize cash flows until demand stabilizes or as supply exits the market.
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
For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. For recent accounting pronouncements see Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation and New Accounting Pronouncements.

Results of Operations

Financial Information	Three Months Ended		%
(in millions, except percentages)	March 28, 2020	March 30, 2019	Change
Net Sales	$410	$441	(7)%
Cost of Sales	(399)	(433)
Gross Margin	11	8	38%
Selling, general and administrative expenses	(20)	(28)
Duties	(6)	(5)
Foreign exchange gains (losses)	6	(1)
Other operating income (expense), net	(2)	(2)
Operating Income (Loss)	(12)	(28)	(57)%
Interest expense	(15)	(13)
Interest income and other, net	—	1
Net periodic pension and OPEB income (expense), excluding service costs	—	1
Income (Loss) From Continuing Operations Before Income Taxes	(27)	(39)	(31)%
Income tax benefit (expense)	2	11
Income (Loss) from Continuing Operations	$(25)	$(28)	(11)%
Income (loss) from discontinued operations, net of taxes	1	6
Net Income (Loss)	$(24)	$(22)

Gross Margin %	3%	2%
Operating Margin %	(3)%	(6)%
Effective Tax Rate %	6%	29%
Net sales by segment were as follows:

	Three Months Ended
Net sales (in millions)	March 28, 2020	March 30, 2019
High Purity Cellulose	$250	$286
Forest Products	82	75
Paperboard	50	47
Pulp & Newsprint	47	51
Eliminations	(19)	(18)
Total net sales	$410	$441
Net sales decreased $31 million during the three months ended March 28, 2020, down approximately 7 percent when compared to the same prior year period. The decrease was primarily driven by lower commodity products, high-yield pulp and newsprint sales prices, as well as cellulose specialties sales volumes. For further discussion, see Operating Results by Segment.

Operating income (loss) by segment was as follows:

	Three Months Ended
Operating income (loss) (in millions)	March 28, 2020	March 30, 2019
High Purity Cellulose	$(5)	$(3)
Forest Products	(1)	(5)
Paperboard	5	(2)
Pulp & Newsprint	(6)	2
Corporate	(5)	(19)
Total operating income (loss)	$(12)	$(28)
Operating results for the three month period ended March 28, 2020 increased $16 million compared to the same 2019 period. These improvements where primarily driven by lower costs and higher sales volumes offset by lower sales prices. For further discussion, see Operating Results by Segment.
Non-operating Expenses
Interest expense increased from $13 million to $15 million for the first quarter ended March 28, 2020 when compared to the first quarter of 2019. The impact of higher interest rates during the three months ended March 28, 2020 more than offset the lower debt levels during the three months ended March 30, 2019. See Note 7 — Debt and Finance Leases.
Income Tax Benefit (Expense)
The first quarter 2020 effective tax rate from continuing operations was a benefit of 6 percent. The 2020 effective tax rate differs from the federal statutory rate of 21 percent primarily due to nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation, partially offset by benefits from the CARES Act enacted March 27, 2020.

The first quarter 2019 effective tax rate from continuing operations was a benefit of 29 percent. The effective tax rate differs from the federal statutory rate of 21 percent primarily due to nondeductible interest expense in the U.S., tax credits, excess tax deductions on vested stock compensation, U.S. Global Intangible Low-Taxed Income, and different statutory tax rates of foreign operations.
See Note 16 — Income Taxes for additional information.
Discontinued Operations
The Company has presented the operating results for its Matane operations that was sold in November 2019 as discontinued operations for the three months ended March 30, 2019. Included in discontinued operations is allocated interest expense for debt that was required to be repaid upon completion of the sale. The three months ended March 28, 2019 also include legal and administrative costs to sell the operation. The Company had a benefit of $1 million as a result of the working capital adjustments as required by the sale agreement for the three months ended March 28, 2020.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net Sales	$250	$286
Operating income (loss)	$(5)	$(3)
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,306	$1,284
Commodity Products	$590	$847
Sales Volumes (thousands of metric tons):
Cellulose Specialties	123	150
Commodity Products	113	87
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	March 30, 2019	Price	Volume/Mix/Other	March 28, 2020
Cellulose Specialties	$192	$3	$(35)	$160
Commodity Products	74	(26)	19	67
Other sales (a)	20	—	3	23
Total Net Sales	$286	$(23)	$(13)	$250
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.
Total net sales for the three months ended March 28, 2020 declined $36 million, or 13 percent, to $250 million. This decline was driven by an 18 percent decrease in cellulose specialties volumes, as expected due to our decision to enhance product margins by not to pursuing lower margin business, a negative impact from sales timing and forecasted weakness in the automotive end markets, partially offset by a 2 percent increase in cellulose specialties sales prices. Commodity product sales prices declined 30 percent due to weaker markets as well as a higher mix of lower priced absorbent materials products. This decline was partially offset by a 30 percent increase in commodity sales volumes due to lower demand for cellulose specialties and improved commodity production at the Temiscaming mill.
Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 30, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 28, 2020
Operating income (loss)	$(3)	$(23)	$(13)	$34	$—	$(5)
Operating margin %	(1.1)%	(8.8)%	(5.7)%	13.6%	—%	(2.0)%
(a) Sales Volume computed based on contribution margin.
Operating results decreased $2 million for the three months ended March 28, 2020 to an operating loss of $5 million. The decrease was driven by lower cellulose specialties sales volumes and commodity product sale prices and partially offset by higher cellulose specialties sales prices and commodity product volumes, as discussed above. Costs decreased $34 million during the three months ended March 28, 2020 mostly driven by lower hardwood and chemical prices, primarily caustic and ammonia, as well as lower fixed costs due to decreased sales volumes and improved production at the Temiscaming mill.

Forest Products

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net Sales	$82	$75
Operating income (loss)	$(1)	$(5)
Average Sales Prices ($ per thousand board feet):
Lumber	$407	$389
Sales Volumes (millions of board feet):
Lumber	149	147
Changes in Forest Products net sales are as follows:

Three Months Ended	March 30, 2019	Changes Attributable to:		March 28, 2020
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$57	$3	$1	$61
Other sales (a)	18	—	3	21
Total Net Sales	$75	$3	$4	$82
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the three months ended March 28, 2020 increased $7 million, or 9 percent, to $82 million. Average lumber sales prices improved by 5 percent due to stronger market conditions while lumber sales volumes increased slightly by 1 percent as a result of increased production. Other sales improved due to increased log sales to other segments and third-parties.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	March 30, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 28, 2020
Operating income (loss)	$(5)	$3	$4	$(1)	$(2)	$(1)
Operating margin %	(6.7)%	4.1%	5.0%	(1.2)%	(2.4)%	(1.2)%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $4 million for the three months ended March 28, 2020 to an operating loss of $1 million. The favorable change was primarily driven by higher lumber sales prices and volumes, as previously discussed. SG&A costs increased primarily from higher duties driven by a higher volume of sales to the U.S., as well as higher sales prices and volumes.
Paperboard

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net Sales	$50	$47
Operating income	$5	$(3)
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,107	$1,102
Sales Volumes (in thousands of metric tons) (a):
Paperboard	46	43

Changes in Paperboard net sales are as follows:

Three Months Ended	March 30, 2019	Changes Attributable to:		March 28, 2020
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$47	$—	$3	$50
Total net sales for the three months ended March 28, 2020 increased $3 million, or 7 percent, to $50 million. The increase was primarily from a 7 percent increase in paperboard sales volumes due to increased production and favorable sales timing.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 30, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 28, 2020
Operating income (loss)	$(2)	$—	$1	$6	$—	$5
Operating margin %	(4.3)%	—%	2.3%	12.0%	—%	10.0%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $7 million for the three months ended March 28, 2020 to an operating income of $5 million. The increase was driven by lower raw material pulp prices.
Pulp and Newsprint

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net Sales	$47	$51
Operating income (loss)	$(6)	$2
Average Sales Prices ($ per metric ton):
Pulp (a)	$463	$581
Newsprint	$417	$594
Sales Volumes (in metric tons):
Pulp (a)	52	37
Newsprint	40	38
(a) Average sales prices and volumes for external sales only. For the three month period ended March 28, 2020 and March 30, 2019, the Pulp & Newsprint segment sold approximately 16,000 MT and 16,000 MT of high-yield pulp for $6 million and $7 million, respectively, to the Paperboard segment.

Changes in Pulp & Newsprint net sales are as follows:

Three Months Ended	March 30, 2019	Changes Attributable to:		March 28, 2020
Net Sales (in millions)		Price	Volume/Mix
Pulp	$28	$(7)	$9	$30
Newsprint	23	(7)	1	17
Total Net Sales	$51	$(14)	$10	$47
Total net sales for the three months ended March 28, 2020 declined $4 million, or 8 percent, to $47 million. Pulp sales prices declined by 20 percent primarily from weaker markets while pulp sales volumes increased by 41 percent due to improved production. Newsprint sales price declined 30 percent primarily due to the effects of the removal of duties on newsprint imported into the U.S and the continued decline in demand. Newsprint sales volumes improved 5 percent primarily as a result of sales timing.

Changes in Pulp & Newsprint operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 30, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 28, 2020
Operating income (loss)	$2	$(14)	$4	$2	$—	$(6)
Operating margin %	3.9%	(36.4)%	15.4%	4.3%	—%	(12.8)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $8 million for the three months ended March 28, 2020 to an operating loss of $6 million. The decline was primarily driven by lower newsprint and pulp sales prices, partially offset by higher pulp volumes, as previously discussed. Costs decreased primarily due to lower transportation costs.
Corporate

	Three Months Ended
Operating Income (Loss) (in millions)	March 28, 2020	March 30, 2019
Operating loss	$(5)	$(19)
The operating loss for the three months ended March 28, 2020 decreased from the comparable 2019 period due primarily from lower stock-based compensation expense as a result of company performance and favorable foreign exchange impacts of approximately $7 million.
Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, as a result of the significant decreases in the market prices for commodity products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint during 2019, our operating cash flows have declined significantly.
We remain well within compliance with our first quarter covenants under our Senior Secured Credit Facilities, as of March 28, 2020, including a net secured leverage ratio of 4.1 times EBITDA compared to the covenant requirement of 5.4 times EBITDA, and an interest coverage ratio of 2.2 times EBITDA compared to the required 1.75 times EBITDA. The lenders under the Credit Facilities have a first priority security interest in substantially all present and future material U.S. and Canadian assets, excluding the assets of certain non-guarantor subsidiaries. The non-guarantor subsidiaries had assets of $1.7 billion, year-to-date revenue of $55 million, covenant EBITDA for the last twelve months of $18 million and liabilities of $1.5 billion as of March 28, 2020. We continue to believe our future cash flows from operations and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities. See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback. For the three months ended March 28, 2020, we did not repurchase any common shares under this buyback program and we do not expect to utilize any further authorization in the near future.

A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 28, 2020	December 31, 2019
Cash and cash equivalents (a)	$43	$64
Availability under the Revolving Credit Facility (b)	90	87
Total debt (c)	1,075	1,082
Stockholders’ equity	640	683
Total capitalization (total debt plus equity)	$1,715	$1,765
Debt to capital ratio	63%	61%

(a)	Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.

(b)
In addition to the $90 million available under the revolving credit facility, we have approximately $13 million available under an accounts receivable factoring line of credit in France. The amounts available under the revolving credit facility have been reduced by standby letters of credit of approximately $40 million and $33 million at March 28, 2020 and December 31, 2019, respectively. Additionally. we are required to maintain between $80 million and $90 million of availability on our revolving credit facility, therefore we show this as a reduction to availability.

(c)	See Note 7 — Debt and Finance Leases of our financial statements for additional information.
During the three months ended March 28, 2020, we did not have any required principal repayments on the Term A-1 or Term A-2 Loan Facility.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Flows Provided by (Used for):	March 28, 2020	March 30, 2019
Operating activities	$(13)	$(27)
Investing activities	$(13)	$(31)
Financing activities	$5	$18
Cash flows used for operations decreased $14 million during the three months ended March 28, 2020 when compared to the same prior year period. Cash flows used for continuing operating activities decreased $18 million when compared to the same prior year period due to higher non-cash expenses primarily related to deferred tax expense partially offset by higher cash flows used for working capital due to a $20 million increase in U.S. income tax receivable from to the passage of the Cares Act in March 2020. Cash flows provided by discontinued operations decreased $4 million due to the sale of the Matane pulp mill in November 2019.
Cash flows used for investing activities decreased $18 million during the first three months ended March 28, 2020 when compared to the same prior year period. Cash flow used by continuing investing activities decreased $17 million due primarily from lower planned capital spending. Cash flows used in investing activities from discontinued operations decreased $1 million due to the sale of the Matane pulp mill.
Cash flows provided by financing activities decreased $13 million during the first three months ended March 28, 2020 when compared to the same prior year period. This decrease was driven by decreased borrowings as a result of decreased cash used by operating and investing activities as well as the discontinuance of dividends for common stock, as a result of board of directors actions, and preferred stock, as a result of its conversion to common stock in August 2019, and decreased repurchases of common stock due to lower tax payment requirements from the vesting of common stock related to incentive stock grants. See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our financial statements for additional information.
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
Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA by segment (in millions of dollars):

Three Months Ended	Forest Products	Paperboard	Pulp & Paper	High Purity Cellulose	Corporate & Other	Total
March 28, 2020
Income (loss) from continuing operations	$(1)	$5	$(5)	$(5)	$(19)	$(25)
Depreciation and amortization	2	4	1	30	—	38
Interest expense, net	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	(2)	(2)
EBITDA	$1	$9	$(4)	$26	$(5)	$27

March 30, 2019
Income (loss) from continuing operations	$(5)	$(2)	$4	$(4)	$(21)	$(28)
Depreciation and amortization	2	4	1	29	—	36
Interest expense, net	—	—	—	—	13	13
Income tax expense (benefit)	—	—	—	—	(11)	(11)
EBITDA	$(3)	$2	$5	$25	$(19)	$10
EBITDA for the three months ended March 28, 2020 increased primarily due to improved operating income, primarily from efforts to lower costs in 2020. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	March 28, 2020	March 30, 2019
Cash provided by (used for) operating activities - continuing operations	$(13)	$(31)
Capital expenditures (a)	(10)	(27)
Adjusted Free Cash Flows	$(23)	$(58)

(a)
Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first three months of 2020 were approximately $2 million. Strategic capital expenditures for the same period of 2019 were approximately $4 million.

Adjusted free cash flows improved primarily due to lower capital expenditure requirements and a decrease in cash used for operating activities. For the full discussion of operating cash flows, see Management’s Discussion of Cash Flows.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of March 28, 2020.

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
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies. We may also use foreign currency forward contracts to manage these exposures. The principal objective of such contracts is to minimize the potential volatility and financial impact of changes in foreign currency exchange rates. We do not utilize financial instruments for trading or other speculative purposes.
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
As of March 28, 2020, we had $499 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $5 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in the London interbank offered rate (“LIBOR”).
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 28, 2020 was $280 million compared to the $579 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 28, 2020.
During the quarter ended March 28, 2020, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company’s statements set forth in the Legal Proceedings section (Item 3) of its Annual Report on SEC Form 10-K for the year ended December 31, 2019 (filed March 2, 2020) remain applicable, subject to the following update:

Jesup Plant Permit Case Concluded
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

The Company strongly disagreed with the decision and appealed it, as did the EPD. The appeal was heard in the Superior Court of Wayne County, Georgia and on March 17, 2017 the Superior Court Judge issued an order reversing ALJ’s decision and ordering the permit affirmed as issued by the EPD. ARK appealed this decision to the Georgia Court of Appeals. Before the Court of Appeals ruled, on March 27, 2018 the Georgia Department of Natural Resources Board (the “Board”) voted to clarify the language of the narrative water quality standard at issue in this litigation. The language clarification adopted by the Board confirmed and essentially ratified the Superior Court’s decision. On June 13, 2018, the Court of Appeals issued its opinion affirming the Superior Court’s decision, and remanded the case to the ALJ to apply the standard advocated by the Company and articulated by the Superior Court, as affirmed by the Court of Appeals, to the issuance of the permit. To provide certainty to the Company while this matter was on remand to the ALJ, the Company and the EPD entered into a consent order requiring the Company to continue to operate under the conditions of the permit.

ARK filed a petition asking the Georgia Supreme Court to hear its appeal of the Court of Appeals decision, and the Company and EPD filed papers opposing the petition. Granting of certiorari in this case is discretionary on the part of the Georgia Supreme Court and, on August 5, 2019, the Court declined ARK’s certiorari petition, which left in place the decisions of both the Superior Court and Court of Appeals.

As such, this matter was remanded back to the ALJ for action consistent with the legal standard and instructions articulated in the Court of Appeals decision. On March 6, 2020, the ALJ issued a Final Decision on Remand concluding that ARK failed to meet its burden of proof and affirmed the permit. ARK had until April 6, 2020 to appeal the Final Decision but did not do so. Thus, the appeal process has concluded.

Item 1A.	Risk Factors

In addition to the risk factors previously disclosed in our 2019 Annual Report on Form 10-K, the following risk factor is hereby added:

Public health crises such as epidemics or pandemics, including the recent COVID-19 outbreak, could have a material adverse effect on our financial condition, liquidity or results of operations.

The recent COVID-19 outbreak has created significant volatility, uncertainty and economic disruption across the globe including many markets in which we do business. The extent to which this pandemic, or other public health crises, impacts our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately control or predict, including: the duration and scope of the pandemic and government actions taken in response; the impact on our customers’ industries and their resulting demand for our products; the continued designation of our facilities as “essential businesses” for purposes of allowing them to operate during outbreak periods in their respective jurisdictions; our ability to manufacture, sell and transport our products and/or disruptions to our global supply chain; availability of labor and productivity during outbreak periods; and the ability of our customers to pay for our products. While the full extent of the COVID-19 pandemic’s impact on our business cannot currently be predicted with certainty, we continue to promote the health and safety of our employees and to closely monitor the pandemic's impacts on our liquidity, capital markets, reliability, customers, suppliers, and the macroeconomic conditions relevant to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 28, 2020:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to February 1	—	$—	—	$60,294,000
February 2 to February 29	3,724	$2.70	—	$60,294,000
March 1 to March 28	176,227	$2.48	—	$60,294,000
Total	179,951		—

(a)	As of March 28, 2020, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.

(b)	Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

10.1	Agreement, dated March 6, 2020, by and between Rayonier Advanced Materials Inc., Pangaea Ventures, L.P. and Ortelius Advisors L.P.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 9, 2020
10.2	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2020 Equity Award Grant*	Filed herewith
10.3	Description of Rayonier Advanced Materials Inc. 2020 Performance Share Award Program*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 28, 2020 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months Ended March 28, 2020 and March 30, 2019; (ii) the Consolidated Balance Sheets as of March 28, 2020 and December 31, 2019; (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 28, 2020 and March 30, 2019; and (iv) the Notes to Consolidated Financial Statements
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
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: May 7, 2020