Form 10-Q
period 2020-06-27
RAYONIER ADVANCED MATERIALS INC.
filed 2020-08-06
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-36285
RAYONIER ADVANCED MATERIALS INC.
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 46-4559529
1301 RIVERPLACE BOULEVARD, SUITE 2300
JACKSONVILLE, FL 32207
(Principal Executive Office)
Telephone Number: (904) 357-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RYAM	New York Stock Exchange
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
The registrant had 63,351,226 shares of common stock, $.01 par value per share, outstanding as of August 4, 2020.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales	$396,753	$450,233	$806,561	$891,293
Cost of Sales	(376,539)	(432,254)	(775,885)	(865,695)
Gross Margin	20,214	17,979	30,676	25,598

Selling, general and administrative expenses	(22,257)	(20,478)	(42,504)	(48,622)
Duties	(5,668)	(7,004)	(12,119)	(11,520)
Foreign exchange gains (losses)	(4,085)	(2,018)	1,711	2,906
Other operating income (expense), net	(3,624)	(3,798)	(5,191)	(11,281)
Operating Income (Loss)	(15,420)	(15,319)	(27,427)	(42,919)
Interest expense	(15,761)	(14,415)	(30,986)	(28,018)
Interest income and other, net	(1,085)	(750)	(663)	(99)
Other components of pension and OPEB, excluding service costs	397	1,089	750	2,468
Income (Loss) from Continuing Operations Before Income Taxes	(31,869)	(29,395)	(58,326)	(68,568)
Income tax benefit (expense) (Note 16)	18,942	10,121	20,564	21,307
Income (Loss) from Continuing Operations	(12,927)	(19,274)	(37,762)	(47,261)
Income from discontinued operations, net of taxes (Note 2)	64	4,357	772	10,294
Net Income (Loss) Attributable to the Company	(12,863)	(14,917)	(36,990)	(36,967)
Mandatory convertible preferred stock dividends	—	(3,441)	—	(6,805)
Net Income (Loss) Available to Common Stockholders	$(12,863)	$(18,358)	$(36,990)	$(43,772)

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.20)	$(0.46)	$(0.60)	$(1.10)
Income from discontinued operations	—	0.09	0.01	0.21
Net income (loss) per common share-basic	$(0.20)	$(0.37)	$(0.59)	$(0.89)
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.20)	$(0.46)	$(0.60)	$(1.10)
Income from discontinued operations	—	0.09	0.01	0.21
Net income (loss) per common share-diluted	$(0.20)	$(0.37)	$(0.59)	$(0.89)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Income (Loss)	$(12,863)	$(14,917)	$(36,990)	$(36,967)
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	5,888	3,658	(583)	(1,694)
Unrealized gain (loss) on derivative instruments	10,129	3,393	(10,530)	11,265
Net gain from pension and postretirement plans	2,741	1,865	9,313	3,756
Total other comprehensive income (loss)	18,758	8,916	(1,800)	13,327
Comprehensive Income (Loss)	$5,895	$(6,001)	$(38,790)	$(23,640)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 27, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$48,739	$64,025
Accounts receivable, net (Note 3)	173,427	181,658
Inventory (Note 4)	249,383	251,180
Income tax receivable	53,670	16,118
Prepaid and other current assets	69,954	60,846
Total current assets	595,173	573,827

Property, Plant and Equipment (net of accumulated depreciation of $1,547,846 at June 27, 2020 and $1,482,261 at December 31, 2019)	1,267,288	1,316,055
Deferred Tax Assets	380,146	384,513
Intangible Assets, net	41,946	45,451
Other Assets	160,739	160,301
Total Assets	$2,445,292	$2,480,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$157,656	$153,181
Accrued and other current liabilities (Note 6)	122,329	102,178
Current maturities of long-term debt (Note 7)	14,399	19,448
Current environmental liabilities (Note 8)	11,109	11,339
Total current liabilities	305,493	286,146

Long-Term Debt (Note 7)	1,061,251	1,062,695
Long-Term Environmental Liabilities (Note 8)	159,190	160,037
Pension and Other Postretirement Benefits	221,432	236,625
Deferred Tax Liabilities	22,307	24,847
Other Long-Term Liabilities	26,893	26,999

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,347,326 and 63,136,129 issued and outstanding, as of June 27, 2020 and December 31, 2019, respectively	633	632
Additional paid-in capital	403,737	399,020
Retained earnings	385,383	422,373
Accumulated other comprehensive income (loss) (Note 11)	(141,027)	(139,227)
Total Stockholders’ Equity	648,726	682,798
Total Liabilities and Stockholders’ Equity	$2,445,292	$2,480,147

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating Activities
Net income (loss)	$(36,990)	$(36,967)
Loss (income) from discontinued operations	(772)	(10,294)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	73,045	70,996
Stock-based incentive compensation expense	5,157	3,456
Deferred income tax expense (benefit)	2,207	(20,149)
Net periodic benefit cost of pension and other postretirement plans	5,175	3,496
Unrealized loss (gain) on derivative instruments	2,311	(4,014)
Unrealized loss (gain) from foreign currency	(6,756)	5,586
Other	479	927
Changes in operating assets and liabilities:
Receivables	4,851	36,144
Inventories	1,668	19,690
Accounts payable	8,159	(7,903)
Accrued liabilities	11,871	(18,219)
All other operating activities	(53,755)	(33,978)
Contributions to pension and other postretirement plans	(5,783)	(4,552)
Cash Provided by (Used for) Operating Activities-continuing operations	10,867	4,219
Cash Provided by (Used for) Operating Activities-discontinued operations	204	14,077
Cash Provided by (Used for) Operating Activities	11,071	18,296

Investing Activities
Capital expenditures	(22,597)	(58,822)
Cash Used for Investing Activities-continuing operations	(22,597)	(58,822)
Cash Used for Investing Activities-discontinued operations	—	(1,075)
Cash Used for Investing Activities	(22,597)	(59,897)

Financing Activities
Borrowings on revolving credit and other facilities	10,561	86,000
Repayments of revolving credit and other facilities	(8,000)	(36,000)
Repayment of debt	(2,359)	(5,562)
Dividends paid on common stock	—	(8,569)
Dividends paid on preferred stock	—	(6,900)
Common stock repurchased	(438)	(5,825)
Debt issue costs	(3,378)	—
Cash Provided by (Used for) Financing Activities-continuing operations	(3,614)	23,144
Cash Provided by (Used for) Financing Activities-discontinued operations	—	—
Cash Provided by (Used for) Financing Activities	(3,614)	23,144

Cash and Cash Equivalents
Change in cash and cash equivalents	(15,140)	(18,457)
Net effect of foreign exchange on cash and cash equivalents	(146)	(405)
Balance, beginning of year	64,025	108,966
Balance, end of period	$48,739	$90,104

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

1. Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the November 2019 sale of its Matane high-yield pulp operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 2 —Discontinued Operations for additional information.
The Company’s businesses have been significantly impacted by the novel coronavirus ("COVID-19") pandemic. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, the Company’s manufacturing facilities in the U.S., Canada and France have been deemed “essential businesses” and have remained operating. In order to mitigate the impact of COVID-19 on its financial results and operations, the Company has taken the following decisive actions:
•To ensure the safety of our employees and the continuity of our operations, the Company has implemented exacting protocols to reduce the potential spread of COVID-19 in its operating facilities and work spaces.
•To control costs and minimize pandemic driven losses, the Company has curtailed operations to match production with market demand.
•To maximize cash flow and liquidity, the Company entered into an amendment of its Senior Secured Credit Agreement under which, among other changes, the lenders have agreed to relax the financial covenants through 2022 and provide additional liquidity by reducing the minimum availability the Company is required to maintain.
Due to the financial impacts of COVID-19, the Company is actively monitoring the recoverability of the carrying value of its long-term assets compared to the business’s future estimated undiscounted future cash flows. During the three and six months ended June 27, 2020, the Company did not recognize any impairment charges related to long-lived assets held for use. However, the Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the estimates due to the current uncertain market conditions and their impact on the projection of long-term financial performance. The Company will continue to evaluate the recoverability of these and other assets as necessary.
New or Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses on Financial Instruments (Topic 326), on January 1, 2020. The updated guidance replaced the incurred loss impairment approach with a methodology to reflect expected credit losses by requiring consideration of a broader range of reasonable and supportable information to explain the credit loss estimates. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. In the second quarter of 2020, the Company adopted certain applicable practical

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
expedients to assist with the transition related to the phaseout of LIBOR. The adoption of these expedients did not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through August 6, 2020, the date these consolidated financial statements were available to be issued. The following subsequent events warranting disclosure were identified:
On July 28, 2020, final regulations were issued related to United States Internal Revenue Code Section 163(j) (“Section 163(j)”). Section 163(j), which was modified by the 2017 Tax Reform Act and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), limits U.S. business interest expense deductions to the sum of business interest income and 30 percent, or 50 percent as applicable, of adjusted taxable income (“ATI”). Previously released proposed regulations contained a provision that required depreciation recorded in cost of goods sold to reduce ATI and thus reduced the allowable interest deduction for certain years. The final regulations amended this provision, allowing depreciation included in cost of goods sold to be excluded from ATI in years where it is permitted. As a result, the Company expects to reduce the valuation allowance related to its deferred tax assets and its liability related to uncertain tax positions, both on its consolidated balance sheet, and record a non-cash, tax benefit on its consolidated statement of income of approximately $10 million to $15 million in the third quarter of 2020.

2. Discontinued Operations

In November 2019, the Company sold its Matane, Quebec pulp mill to Sappi Limited, a global diversified wood fiber company, for a gross purchase price of approximately $175 million. Income from discontinued operations for the three and six months ended June 27, 2020 represents an adjustment to the gain on sale of the Matane mill from working capital adjustments that arose following the November 2019 closing. Income (loss) from discontinued operations for the three and six months ended June 27, 2020 and June 29, 2019 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	$—	$37,584	$—	$79,304
Cost of sales	—	(30,133)	—	(62,295)
Gross margin	—	7,451	—	17,009
Selling, general and administrative expenses and other	—	(426)	—	(854)
Operating income (loss)	—	7,025	—	16,155
Interest expense (a)	—	(1,185)	—	(2,356)
Other non-operating income	—	87	—	175
Income from discontinued operations, before income taxes	—	5,927	—	13,974
Income tax expense	—	(1,570)	—	(3,680)
Income from discontinued operations, net of taxes	$—	$4,357	$—	$10,294
Adjustment to gain from sale of discontinued operations	—	—	955	—
Income tax (expense) benefit on gain from sale	64		(183)
Income from Discontinued Operations	$64	$4,357	772	$10,294

(a) The Company was required to pay $100 million of debt from proceeds received from the sale of the Matane mill in November 2019. As such, interest expense has been allocated to discontinued operations using the weighted-average interest rates in effect for each period presented based on the proportionate amounts required to be repaid.

Other discontinued operations information is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Depreciation and amortization	$—	$725	$—	$1,360
Capital expenditures	$—	$449	$—	$1,075

3. Accounts Receivable, Net
The Company’s accounts receivable included the following:

	June 27, 2020	December 31, 2019
Accounts receivable, trade	$146,893	$142,181
Accounts receivable, other (a)	27,223	40,082
Allowance for doubtful accounts	(689)	(605)
Total accounts receivable, net	$173,427	$181,658
(a) Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

4. Inventory
The Company’s inventory included the following:

	June 27, 2020	December 31, 2019
Finished goods	$148,622	$150,259
Work-in-progress	13,967	17,065
Raw materials	76,791	73,385
Manufacturing and maintenance supplies	10,003	10,471
Total inventory	$249,383	$251,180
5.  Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of June 27, 2020, the Company’s leases have remaining lease terms of 1 year to 9 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the Right of Use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of June 27, 2020 and December 31, 2019 was 6.1 percent and 6.0 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of June 27, 2020 and December 31, 2019 was 7.0 percent.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company’s operating and finance lease cost is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating Leases
Operating lease expense	$1,796	$1,141	$3,600	$2,606
Finance Leases
Amortization of ROU assets	81	22	161	150
Interest	47	53	96	107
Total	$1,924	$1,216	$3,857	$2,863
As of June 27, 2020, the weighted average remaining lease term is 4.0 years and 6.4 years for operating leases and financing leases, respectively. As of December 31, 2019, the weighted average remaining lease term is 4.3 years and 6.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $4 million and $2 million from operating lease payments made during the six months ended June 27, 2020 and June 29, 2019, respectively. Finance lease cash flows were immaterial during the six months ended June 27, 2020 and June 29, 2019.
The Company’s finance leases are included as debt and the maturities for the remainder of 2020 and the next four years and thereafter are included in Note 7 — Long Term Debt and Finance Leases. The Company’s consolidated balance sheets includes the following operating lease assets and liabilities:

	Balance Sheet Classification	June 27, 2020	December 31, 2019
Right-of-use assets	Other assets	$20,011	$22,406
Lease liabilities, current	Accrued and other current liabilities	$5,699	$5,887
Lease liabilities, non-current	Other long-term liabilities	$14,769	$17,522
As of June 27, 2020, operating lease maturities for the remainder of 2020 through 2024 and thereafter are as follows:

June 27, 2020
Remainder of 2020	$3,471
2021	6,191
2022	5,662
2023	4,679
2024	1,557
Thereafter	1,528
Total minimum lease payments	$23,088
Less: imputed interest	(2,620)
Present value of future minimum lease payments	$20,468

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
6. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	June 27, 2020	December 31, 2019
Accrued customer incentives and prepayments	$26,167	$31,696
Accrued payroll and benefits	27,288	23,593
Accrued interest	2,980	2,785
Accrued income taxes	17,615	3,616
Derivative instruments	10,071	995
Accrued property and other taxes	8,042	5,643
Other current liabilities	30,166	33,850
Total accrued and other current liabilities	$122,329	$102,178

7. Long Term Debt and Finance Leases
The Company’s long term debt and finance leases included the following:

	June 27, 2020	December 31, 2019
U.S. Revolver of $84 million maturing in November 2022, $38 million available, bearing interest at PRIME plus 2.75% or LIBOR plus 3.75% at June 27, 2020	$—	$—
Multi-currency Revolver of $126 million maturing in November 2022, $60 million available, bearing interest at PRIME plus 2.75% or LIBOR plus 3.75% at June 27, 2020	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR floor of 1% plus 3.75%, interest rate of 4.75% at June 27, 2020	133,283	133,283
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR floor of 1% plus 3.40% (after consideration of 0.60% patronage benefit), interest rate of 4.40% at June 27, 2020	365,592	365,592
Senior Notes due 2024 at a fixed interest rate of 5.5%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from September 2020 through April 2028, secured by certain assets of the Temiscaming mill	76,989	83,122
Other loans	9,792	7,285
Finance lease obligation	2,656	2,818
Total debt principal payments due	1,083,959	1,087,747
Less: Debt premium, original issue discount and issuance costs, net	(8,309)	(5,604)
Total debt	1,075,650	1,082,143
Less: Current maturities of long-term debt	(14,399)	(19,448)
Long-term debt	$1,061,251	$1,062,695
As of June 27, 2020, debt and finance lease payments due during the remainder of 2020 and the next four years and thereafter are as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Finance Lease Payments	Debt Principal Payments
2020	$258	$10,312
2021	515	9,361
2022	515	159,919
2023	515	8,115
2024	515	869,258
Thereafter	987	24,338
Total principal payments	$3,305	$1,081,303
Less: Imputed interest	649
Present value minimum finance lease payments	$2,656
In March 2020, Investment Quebec (“IQ”), a holder of the Company’s Canadian dollar fixed rate term loans secured by certain assets of the Temiscaming mill, agreed to defer required monthly principal payments totaling approximately $6 million. The sum of these deferred principal payments will be reallocated over the remaining monthly principal payments which resume in March 2021. The final maturity of the loan was not extended, and the Company continues to make the required monthly interest payments.
In March 2020, IQ also granted all of its customers, including the Company, a 6-month deferral on principal payments, which resulted in the deferral of an additional $7 million of principal payment that was originally due to be paid in March 2020 to September 2020. Interest on this principal also continues to be paid by the Company.
In June 2020, the Company entered into an amendment of its Senior Secured Credit Agreement (the “Amendment”) under which, among other changes, the lenders have agreed to relax the financial covenants through 2022. In addition, the Amendment provides additional liquidity to the Company by reducing the minimum availability the Company is required to maintain under its revolving credit facility. The Amendment added a 1 percent LIBOR floor and lenders were paid a customary fee as consideration for their consent to the Amendment.

8. Environmental Liabilities
An analysis of liabilities for the six months ended June 27, 2020 is as follows:

Balance, December 31, 2019	$171,376
Increase in liabilities	1,891
Payments	(2,290)
Foreign currency adjustments	(678)
Balance, June 27, 2020	170,299
Less: Current portion	(11,109)
Long-term environmental liabilities	$159,190
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 27, 2020, the Company estimates this exposure could range up to approximately $77 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
Subject to the previous paragraph, the Company believes established liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its environmental liabilities. However, no assurances are given they will be

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
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
Foreign Currency Exchange Rate Risk
Foreign currency fluctuations affect investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, product shipments, and foreign currency denominated debt. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar. Management uses foreign currency forward contracts to selectively hedge its foreign currency cash flow exposure and manage risk associated with changes in currency exchange rates. The Company’s principal foreign currency exposure is to the Canadian dollar, and to a lesser extent, the euro.
The notional amounts of outstanding derivative instruments are as follows:

	June 27, 2020	December 31, 2019
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$245,074	$343,665
Foreign exchange forward contracts (c)	$67,707	$83,126
(a) Maturity date of December 2020
(b) Various maturity dates through March 2021
(c) Various maturity dates in 2022 and 2028
The fair values of derivative instruments included in the consolidated balance sheets as of June 27, 2020 and December 31, 2019 are provided in the below table. See Note 10 — Fair Value Measurements for additional information related to the Company’s derivatives.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Balance Sheet Location	June 27, 2020	December 31, 2019
Assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid and other current assets	$1,041	$4,857
Foreign exchange forward contracts	Other assets	—	5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid and other current assets	—	246

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	(1,785)	(639)
Foreign exchange forward contracts	Accrued and other current liabilities	(8,286)	(340)
Foreign exchange forward contracts	Other long-term liabilities	(3,876)	(759)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued and other current liabilities	—	(16)
Total net derivative assets (liabilities)		$(12,906)	$3,354
The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended June 27, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(225)	$(716)	Interest expense
Foreign exchange forward contracts	$5,914	$367	Other operating income (expense), net
Foreign exchange forward contracts	$3,863	$(3,863)	Cost of sales
Foreign exchange forward contracts	$2,192	$2,135	Interest income and other, net

	Three Months Ended June 29, 2019
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,471)	$276	Interest expense
Foreign exchange forward contracts	$1,817	$612	Other operating income (expense), net
Foreign exchange forward contracts	$3,137	$(3,137)	Cost of sales
Foreign exchange forward contracts	$672	$1,568	Interest income and other, net

	Six Months Ended June 27, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,982)	$(836)	Interest expense
Foreign exchange forward contracts	$(20,618)	$(994)	Other operating income (expense), net
Foreign exchange forward contracts	$3,469	$(3,469)	Cost of sales
Foreign exchange forward contracts	$(4,710)	$(4,597)	Interest income and other, net

	Six Months Ended June 29, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(2,173)	$556	Interest expense
Foreign exchange forward contracts	$4,037	$676	Other operating income (expense), net
Foreign exchange forward contracts	$7,566	$(7,566)	Cost of sales
Foreign exchange forward contracts	$3,031	$3,367	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the consolidated statement of income were as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange forward contracts	Other operating income (expense), net	$18	$656	$(703)	$330

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	June 27, 2020	December 31, 2019
Interest rate cash flow hedges	$(1,393)	$(499)
Foreign exchange cash flow hedges	$(7,847)	$1,789
The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.

10. Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	June 27, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$48,739	$48,739	$—	$64,025	$64,025	$—
Foreign currency forward contracts (a)	1,041	—	1,041	5,108	—	5,108

Liabilities (b):
Interest rate swaps (a)	1,785	—	1,785	639	—	639
Foreign currency forward contracts (a)	12,162	—	12,162	1,115	—	1,115
Fixed-rate long-term debt	581,322	—	386,369	585,027	—	465,449
Variable-rate long-term debt	491,672	—	498,875	494,299	—	498,875
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11. Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Six Months Ended
	June 27, 2020	June 29, 2019
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(126,638)	$(135,590)
Other comprehensive gain (loss) before reclassifications	4,781	—
Income tax on other comprehensive loss	(1,238)	—
Reclassifications to earnings: (a)
Amortization of losses	6,764	5,219
Amortization of prior service costs	280	207
Income tax on reclassifications	(1,274)	(1,196)
Foreign currency adjustments	—	(474)
Net comprehensive gain (loss) on employee benefit plans, net of tax	9,313	3,756
Balance, end of quarter	(117,325)	(131,834)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	1,290	(11,622)
Other comprehensive gain (loss) before reclassifications	(23,841)	12,461
Income tax on other comprehensive income	5,487	(2,931)
Reclassifications to earnings: (b)
Interest rate contracts	836	(556)
Foreign exchange contracts	9,060	3,523
Income tax on reclassifications	(2,072)	(1,232)
Net comprehensive gain (loss) on derivative instruments, net of tax	(10,530)	11,265
Balance, end of quarter	(9,240)	(357)

Foreign currency translation adjustments:
Balance, beginning of year	(13,879)	(8,485)
Foreign currency translation adjustment, net of tax of $0 and $0	(583)	(1,694)
Balance, end of quarter	(14,462)	(10,179)

Accumulated other comprehensive income (loss), end of quarter	$(141,027)	$(142,370)
(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 15— Employee Benefit Plans for additional information.
(b)Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 9 —Derivative Instruments for additional information.
12. Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the six months ended June 27, 2020
Balance, December 31, 2019	63,136,129	$632	—	$—	$399,020	$422,373	$(139,227)	$682,798
Net income (loss)	—	—	—	—	—	(36,990)	—	(36,990)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,800)	(1,800)
Issuance of common stock under incentive stock plans	396,753	3	—	—	(4)	—	—	(1)
Stock-based compensation	—	—	—	—	5,157	—	—	5,157
Repurchase of common stock	(185,556)	(2)	—	—	(436)	—	—	(438)
Balance, June 27, 2020	63,347,326	$633	—	$—	$403,737	$385,383	$(141,027)	$648,726

For the three months ended June 27, 2020
Balance, March 28, 2020	63,246,867	$632	—	$—	$400,525	$398,246	$(159,785)	$639,618
Net income (loss)	—	—	—	—	—	(12,863)	—	(12,863)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	18,758	18,758
Issuance of common stock under incentive stock plans	106,064	1	—	—	(2)	—	—	(1)
Stock-based compensation	—	—	—	—	3,214	—	—	3,214
Repurchase of common shares	(5,605)	—	—	—	—	—	—	—
Balance, June 27, 2020	63,347,326	$633	—	$—	$403,737	$385,383	$(141,027)	$648,726

For the six months ended June 29, 2019
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net income (loss)	—	—	—	—	—	(36,967)	—	(36,967)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	13,327	13,327
Issuance of common stock under incentive stock plans	980,015	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	3,456	—	—	3,456
Repurchase of common stock	(423,058)	(5)	—	—	(5,821)	—	—	(5,826)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,395)	—	(7,395)
Preferred stock dividends ($4.00 per share)	—	—	—	—	—	(6,900)	—	(6,900)
Balance, June 29, 2019	49,848,087	$498	1,725,000	$17	$397,115	$411,306	$(142,370)	$666,566

For the three months ended June 29, 2019
Balance, March 30, 2019	49,798,884	$498	1,725,000	$17	$397,606	$433,256	$(151,286)	$680,091
Net income (loss)	—	—	—	—	—	(14,917)	—	(14,917)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	8,916	8,916
Preferred stock converted to common stock	—	—	—	—	—	—	—	—
Issuance of common stock under incentive stock plans	51,414	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(476)	—	—	(476)
Repurchase of common shares	(2,211)	—	—	—	(15)	—	—	(15)
Common stock dividends ($0.07 per share)	—	—	—	—	—	(3,583)	—	(3,583)
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, June 29, 2019	49,848,087	$498	1,725,000	$17	$397,115	$411,306	$(142,370)	$666,566

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Series A Mandatory Convertible Preferred Stock
On August 15, 2019 each share of the Preferred Stock automatically converted into shares of common stock at the conversion rate per share of 7.7459 and the Company issued approximately 13.4 million shares of common stock.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three and six months ended June 27, 2020 and June 29, 2019, the Company did not repurchase any common shares under this buyback program. As of June 27, 2020, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
13. Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income (loss) from continuing operations	$(12,927)	$(19,274)	$(37,762)	$(47,261)
Preferred Stock dividends	—	(3,441)	—	(6,805)
Income (loss) from continuing operations attributable to common stockholders	(12,927)	(22,715)	(37,762)	(54,066)
Income (loss) from discontinued operations	64	4,357	772	10,294
Net income (loss) available for common stockholders	$(12,863)	$(18,358)	$(36,990)	$(43,772)

Shares used for determining basic earnings per share of common stock	63,235,151	49,572,055	63,111,058	49,282,418
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	—	—	—	—
Preferred stock	—	—	—	—
Shares used for determining diluted earnings per share of common stock	63,235,151	49,572,055	63,111,058	49,282,418

Basic per share amounts
Income (loss) from continuing operations	$(0.20)	$(0.46)	$(0.60)	$(1.10)
Income (loss) from discontinued operations	—	0.09	0.01	0.21
Net income (loss)	$(0.20)	$(0.37)	$(0.59)	$(0.89)
Diluted per share amounts
Income (loss) from continuing operations	$(0.20)	$(0.46)	$(0.60)	$(1.10)
Income (loss) from discontinued operations	—	0.09	0.01	0.21
Net income (loss)	$(0.20)	$(0.37)	$(0.59)	$(0.89)
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options	153,977	226,058	153,977	226,058
Performance and restricted stock	2,691,362	845,935	2,691,362	454,959
Preferred stock	—	13,361,678	—	13,361,678
Total anti-dilutive instruments	2,845,339	14,433,671	2,845,339	14,042,695

14. Incentive Stock Plans
The Company’s total stock-based compensation for the three months ended June 27, 2020 and June 29, 2019 was expense of $3 million and a benefit of $476 thousand, respectively. The Company’s total stock-based compensation expense for the six months ended June 27, 2020 and June 29, 2019 was $5 million and $3 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first six months of 2020. The 2020 restricted stock unit awards vest over three years. The 2020 performance-based stock unit award payout is calculated using a combination of Company specific performance metrics and total shareholder return, which is

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
measured on an absolute basis as well as relative to a peer group of companies. Depending on performance against these targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded.
In March 2020, the performance-based share units granted in 2017 were settled at an average of 76 percent of the performance-based stock units awarded, resulting in the issuance of 266,154 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 27, 2020:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	205,026	$36.10	833,596	$14.55	1,190,526	$17.77
Granted	—	—	412,969	3.77	1,100,567	2.07
Forfeited	—	—	(52,388)	13.06	(60,103)	17.52
Exercised or settled	—	—	(329,877)	11.63	(403,928)	15.68
Expired or cancelled	(51,049)	29.52	—	—	—	—
Outstanding at June 27, 2020	153,977	$38.28	864,300	$10.61	1,827,062	$8.78

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
The components of net periodic benefit costs from defined benefit plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$2,573	$2,459	$322	$464
Interest cost	6,252	9,359	184	360
Expected return on plan assets	(10,343)	(13,520)	—	—
Amortization of prior service cost	178	142	(38)	(38)
Amortization of losses	3,427	2,587	(57)	20
Total net periodic benefit cost	$2,087	$1,027	$411	$806

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$5,241	$4,928	$686	$931
Interest cost	12,592	18,750	501	720
Expected return on plan assets	(20,888)	(27,365)	—	—
Amortization of prior service cost	357	284	(77)	(77)
Amortization of losses	6,854	5,178	(91)	41
Total net periodic benefit cost	$4,156	$1,775	$1,019	$1,615

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

16. Income Taxes
The Company’s effective tax rate from continuing operations for the three and six months ended June 27, 2020 was a benefit of 59 percent and 35 percent, respectively, compared to a benefit of 34 percent and 31 percent for the three and six months ended June 29, 2019 respectively.
The current quarter and year-to-date June 27, 2020 effective rate differs from the federal statutory rate of 21 percent primarily due to the release of certain valuation allowances related to nondeductible U.S. interest expense (see below), benefits from the CARES Act, return to accrual adjustments, and tax credits, partially offset by remaining nondeductible U.S. interest expense, taxable income generated from the 2020 credit agreement amendment, increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation. The effective tax rate benefit for the three and six months ended June 29, 2019 differs from the federal statutory rate primarily due to tax credits and excess tax deductions on vested stock compensation which vested in that period.
On March 27, 2020, the United States Congress passed the CARES Act to provide taxpayer protection against the economic impacts of COVID-19. As part of the CARES Act, the Company is able to carry a 2019 tax net operating loss back to tax years when the U.S. Federal Statutory rate was 35 percent compared with the current 21 percent. The Company has recognized a $12 million tax benefit arising from the remeasured increased value of the tax net operating loss and has recorded a $31 million current receivable related to the refund expected to be received in the fourth quarter of 2020. Additionally, the Company has a $21 million current receivable related to tax years under examination by the IRS. The Company believes the examination will be completed in time to receive this refund within the next twelve months.

There has been an increase of $12 million to the balance of unrecognized tax benefits reported at December 31, 2019.

The tax benefit for the three and six-month period ended June 27, 2020 includes an adjustment to reverse a valuation allowance, which was recorded for the year ended December 31, 2019, on a deferred tax asset generated from a disallowed interest deduction. Under the Internal Revenue Code Section 163(j), U.S. interest is only deductible up to 30 percent of “adjusted taxable income” (“ATI”). The disallowed interest deduction can be carried forward indefinitely but will only be realized to the extent the Company has net U.S. interest expense below 30 percent of ATI in any given year after first utilizing its current year interest expense. Based on its projected interest expense and ATI, the Company does not believe it will be able to realize any of the existing suspended interest deductions and, as a result, had recorded a full valuation allowance on these deferred tax assets as of December 31, 2019. However, in December of 2019 the American Institute of Certified Public Accountants (“AICPA”) issued Technical Questions and Answers (“TQA”) 3300.01- 02 which asserts that a valuation allowance should only be recognized to the extent that the reversal of existing deferred tax assets and liabilities is not sufficient to realize the disallowed interest carryforward, ignoring material evidence including the expectation of future earnings or losses and future interest expense. In strict compliance with the AICPA’s TQA, the Company reversed a portion of the valuation allowance on the deferred tax assets generated from disallowed interest through the second quarter of 2020 resulting in a $11 million increase in the tax benefit, of which $9 million related to the year ended December 31, 2019. The Company has determined that the adjustment is not material to the December 31, 2019 consolidated financial statements, nor to the consolidated financial statements for the three and six-months ended June 27, 2020. The Company’s conclusion was reached in consideration of qualitative factors such as the fact that the deferred tax asset will likely never be realized or impact cash taxes and the fact that the income tax benefit does not impact operating cash flows, operating income, earnings before interest, depreciation and amortization and adjusted free cash flow.

17. Segment and Geographical Information
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of wood chips sales from Forest Products to High Purity Cellulose, Paperboard and Pulp & Newsprint segments and high-yield pulp sales from Pulp & Newsprint to Paperboard. Intersegment sales prices are at rates that approximate market for the respective operating area.
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
High Purity Cellulose
Cellulose Specialties	$161,075	$190,782	$321,310	$382,885
Commodity Products	75,428	56,187	141,951	130,144
Other sales (a)	18,552	21,821	41,371	41,770
Total High Purity Cellulose	255,055	268,790	504,632	554,799
Forest Products
Lumber	55,416	64,308	115,965	121,660
Other sales (b)	14,874	16,890	36,624	34,717
Total Forest Products	70,290	81,198	152,589	156,377
Paperboard
Paperboard	43,144	50,006	93,630	97,344
Pulp & Newsprint
Pulp	31,847	40,629	61,822	68,588
Newsprint	10,994	24,028	27,697	46,664
Total Pulp & Newsprint	42,841	64,657	89,519	115,252
Eliminations	(14,577)	(14,418)	(33,809)	(32,479)
Total net sales	$396,753	$450,233	$806,561	$891,293
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
High Purity Cellulose	$6,721	$6,713	$1,863	$3,920
Forest Products	(3,801)	(16,340)	(5,111)	(21,588)
Paperboard	6,261	552	10,936	(1,831)
Pulp & Newsprint	(5,503)	5,653	(11,379)	7,563
Corporate	(19,098)	(11,897)	(23,736)	(30,983)
Total operating income (loss)	$(15,420)	$(15,319)	$(27,427)	$(42,919)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Identifiable assets by segment were as follows:

	June 27, 2020	December 31, 2019
High Purity Cellulose	$1,518,816	$1,559,073
Forest Products	167,375	171,167
Paperboard	142,283	145,030
Pulp & Newsprint	98,673	102,959
Corporate	518,145	501,918
Total identifiable assets	$2,445,292	$2,480,147
18. Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 22 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, that are outside the normal course of business for the six months ended June 27, 2020. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5 — Leases, for additional information.
Litigation and Contingencies
IESO Investigation of the Kapuskasing Facility. Since 2014, the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”), the governmental agency responsible for operating the wholesale electricity market and directing the operation of the bulk electrical system in the province of Ontario, Canada, has been engaged in reviewing the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. MACD has been specifically reviewing issues relating to payments made by IESO to the Company’s facility in Kapuskasing, Ontario. The inquiry has focused primarily on payments made by IESO between 2010 and 2019 under market rules in connection with multiple planned, extended and unplanned forced outages that caused extensive downtime in respect of parts or the entire Kapuskasing facility.
In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its Kapuskasing facility, and orders claiming penalties of CAD $25 million in connection therewith were issued by the IESO. More particularly, the orders would require the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10-year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complied with the remaining terms of the orders. The Company believes it has complied in all material respects with the published rules and is vigorously contesting IESO’s orders, including through the Company’s June 2, 2020 filing of proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. The Company does not believe the ultimate outcome of this dispute will be material to its business or financial condition, although no assurances can be given.
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
As of June 27, 2020, all the Company’s collective bargaining agreements covering its unionized employees are current.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 27, 2020, the Company had net exposure of $42 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company had surety bonds of $87 million as of June 27, 2020, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $33 million at June 27, 2020.
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
19. Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information were comprised of the following for the six months ended:

	June 27, 2020	June 29, 2019
Cash paid (received) during the period:
Interest	$28,792	$28,620
Income taxes	$633	$(99)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Consolidated Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report.”)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. Our MD&A should be read in conjunction with our 2019 Annual Report on Form 10-K and information contained in our subsequent Forms 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
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
Business and Operating Risks
•The businesses we operate are highly competitive and many of them are cyclical, which may result in fluctuations in pricing and volume that can adversely impact our business, financial condition and results of operations.
•Our ten largest customers represented approximately 33 percent of our 2019 sales, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.
•A material disruption at one of our major manufacturing facilities could prevent us from meeting customer demand, reduce our sales and profitability, increase our cost of production and capital needs, or otherwise adversely affect our business, financial condition and results of operation.
•Changes in raw material and energy availability and prices could affect our business, financial condition and results of operations.
•The availability of, and prices for, wood fiber could materially impact our business, results of operations and financial condition.
•We are subject to risks associated with doing business outside of the United States.
•Our operations require substantial capital.
•Currency fluctuations may have a negative impact on our business, financial condition and results of operations.
•Restrictions on trade through tariffs, countervailing and anti-dumping duties, quotas and other trade barriers, in the United States and internationally, especially with respect to China, Canada and as a result of “Brexit”, could adversely affect our ability to access certain markets and otherwise impact our results of operations.
•We depend on third parties for transportation services and increases in costs and the availability of transportation could adversely affect our business.

•Our business is subject to extensive environmental laws, regulations and permits that may restrict or adversely affect our financial results and how we conduct business.
•The potential impacts of climate change and climate-related initiatives, remain uncertain at this time.
•Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.
•We are dependent upon attracting and retaining key personnel, the loss of whom could adversely affect our business.
•Failure to develop new products or discover new applications for our existing products, or our inability to protect the intellectual property underlying such new products or applications, could have a negative impact on our business.
•The risk of loss of the Company’s intellectual property and sensitive business information, or disruption of its manufacturing operations, in each case due to cyberattacks or cybersecurity breaches, could adversely impact the Company.
•We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.
•Public health crises such as epidemics or pandemics could have a material adverse effect on our financial condition, liquidity or results of operations - specifically, we are subject to risks associated with the COVID-19 pandemic and related impacts, which have had, and we expect will continue to have, a material adverse effect on our business, the nature and extent of which are highly uncertain and unpredictable.
Debt-Related Risks
•While we have entered into an amendment (the “Amendment”) to our Senior Secured Credit Facilities (as amended by the Amendment, the “Credit Agreement”), there can be no assurances that we will continue in full compliance with the amended covenants provided in the Credit Amendment.
•We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.
•The phase-out of the London Inter Bank Office Rate (“LIBOR”) as an interest rate benchmark could result in an increase to our borrowing costs.
•Challenges in the commercial and credit environments may materially adversely affect our future access to capital.
•We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
Risks Related to the Company’s Common Stock and Certain Corporate Matters
•Your percentage of ownership in the Company may be diluted in the future.
•Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, could prevent or delay an acquisition of the Company, which could decrease the price of our common stock.
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
Business
We are a global leader of cellulose-based technologies, including high purity cellulose specialties, a natural polymer commonly found in filters, food, pharmaceuticals and other industrial applications. High purity cellulose specialties are a natural polymer commonly found in cell phone and computer screens, filters and pharmaceuticals. In addition, we manufacture products for lumber, paper and packaging markets which provide more diversified earnings streams.
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
Coronavirus
Our businesses have been significantly impacted by the novel coronavirus ("COVID-19") pandemic. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, our manufacturing facilities in the U.S., Canada and France have been deemed “essential businesses” and have remained operating. In order to mitigate the impact of COVID-19 on our financial results and operations, we have taken the following decisive actions:
•To ensure the safety of our employees and the continuity of our operations, we have implemented exacting protocols to reduce the potential spread of COVID-19 in our operating facilities and work spaces.
•To control costs and minimize pandemic driven losses, we have curtailed operations to match production with market demand.
•To maximize cash flow and liquidity, we entered into an amendment of our Senior Secured Credit Facilities under which, among other changes, the lenders have agreed to relax the financial covenants through 2022 and provide additional liquidity by reducing the minimum availability we are required to maintain. See See Note 7 — Debt and Finance Leases and Management’s Discussion and Anaylsis of Liquidity and Capital Resources for additional information.
Due to the financial impacts of COVID-19, we are actively monitoring the recoverability of the carrying value of our long-term asset compared to the business’s future estimated undiscounted future cash flows. During the three and six months ended June 27, 2020, we did not recognize any impairment charges related to long-lived assets held for use. However, our estimates of undiscounted cash flows are highly subjective and actual results may vary from the estimates due to the current uncertain market conditions and their impact on the projection of long-term financial performance. We will continue to evaluate the recoverability of these and other assets as necessary.
Market Assessment
A full year outlook for each of our segments is difficult to provide due to the uncertainty of the magnitude and timing of economic recovery due to the COVID-19 pandemic and the risk of supply chain disruptions beyond our control. As such, we have determined to suspend our guidance. The market assessment represents our best current estimate of each business in this environment.
High Purity Cellulose
During the second quarter, as a direct result of the COVID-19 pandemic, we experienced a reduction in overall demand for our cellulose specialties products, driven by weakness in the automotive, industrial and construction end-markets, while demand for acetate tow, food and pharmaceutical end-markets remained relatively stable. We believe our diversified end-markets, and our customers’ focus on security of supply, provide greater earnings stability during times of uncertainty but do not eliminate the risk associated with the demand impact of COVID-19 on its end markets. The outlook for sales of cellulose specialties is highly dependent on the recovery of economic growth as the world emerges from the pandemic. For our commodity products, the pricing momentum of absorbent materials, primarily fluff pulp, experienced in the second quarter has dissipated and modest decreases have recently been experienced. Viscose pulp markets remain extremely weak as the U.S. tariffs on Chinese textiles combined with the global "stay at home" directives have significantly reduced demand for textiles and clothing.

Certain costs, specifically wood, energy and commodity chemical prices have declined from prior year levels. However, future input prices and availability of chemicals are difficult to predict due to the current unprecedented economic conditions. We are seeing increasing pressure on certain chemical and transportation costs. Logistics delays, especially as it relates to ocean transportation, could result in the variability of revenue recognition. Operations at all four high purity cellulose mills are running at or near normal levels. We will continue to optimize our commodity products mix to maximize profitability and, if necessary, will curtail production to minimize impacts of reduced demand.
Forest Products
Early in the second quarter, stemming from the COVID-19 pandemic, lumber demand and prices declined rapidly causing producers to curtail approximately 30 percent (at peak) of North American lumber production capacity. Later in the quarter, the demand for lumber improved significantly while North American production rates have been slower to restart, resulting in a supply and demand imbalance. As a result, lumber sales prices have surged. Repair and remodel activity is the main catalyst for this market resurgence with strong demand for stud lumber, resulting in a rare premium for stud products above random length lumber. U.S. housing starts in June 2020 were approximately 1.2 million units, seasonally adjusted, which is an improvement from lows in April of 0.9 million units, but still 25 percent below the pre-COVID-19 February 2020 seasonally adjusted levels. As a result of the improved pricing, we are currently operating our lumber assets near full capacity.
As announced in January by the U.S. Department of Commerce, we expect duties on softwood lumber imported into the U.S. to be reduced from 20 percent to 8 percent later in 2020 or early 2021. Since 2017, we have paid approximately $72 million in duties.
Paperboard
COVID-19 has had a muted impact on Paperboard sales and profitability has benefited from lower input costs offset by some sales mix decline. Paperboard for packaging and lottery markets have been generally resilient, while commercial printing has shown weakness. We expect stable sales volumes and to operate the paperboard assets at normal levels going forward.
Pulp & Newsprint
After significant improvements in high yield pulp demand and pricing at the beginning of the year, the weakness in the broader paper pulp market caused by the COVID-19 pandemic is now negatively impacting pricing of high yield pulp products. Overall input costs have remained stable and we expect to produce at normal levels for the near future. However, a further deterioration of markets could require modest downtime to control inventory levels.
Demand for newsprint products have declined approximately 23 percent since the beginning of the year resulting in reduced sales prices and volumes, while input costs have remained stable. In response, North American producers have announced production downtime, resulting in reduced newsprint production capacity of approximately 33 percent. We intend to manage our production based on demand to maximize profitability and optimize cash flows until the market stabilizes.
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
For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. For recent accounting pronouncements see Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation and New Accounting Pronouncements for additional information.

Results of Operations

Financial Information	Three Months Ended		%	Six Months Ended		%
(in millions, except percentages)	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Net Sales	$397	$450	(12)%	$807	$891	(9)%
Cost of Sales	(377)	(432)		(776)	(866)
Gross Margin	20	18	12%	31	26	19%
Selling, general and administrative expenses	(22)	(20)		(43)	(49)
Duties	(6)	(7)		(12)	(12)
Foreign exchange gains (losses)	(4)	(2)		2	3
Other operating income (expense), net	(4)	(4)		(5)	(11)
Operating Income (Loss)	(15)	(15)	1%	(27)	(43)	(37)%
Interest expense	(16)	(14)		(31)	(28)
Interest income and other, net	(1)	(1)		(1)	—
Net periodic pension and OPEB income (expense), excluding service costs	—	1		1	2
Income (Loss) From Continuing Operations Before Income Taxes	(32)	(29)	8%	(58)	(69)	(16)%
Income tax benefit (expense)	19	10		21	21
Income (Loss) from Continuing Operations	$(13)	$(19)	(33)%	$(38)	$(47)	(19)%
Income (loss) from discontinued operations, net of taxes	—	4		1	10
Net Income (Loss)	$(13)	$(15)		$(37)	$(37)

Gross Margin %	5%	4%		4%	3%
Operating Margin %	(4)%	(3)%		(3)%	(5)%
Effective Tax Rate %	59%	34%		35%	31%
Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Net sales (in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
High Purity Cellulose	$255	$269	$505	$555
Forest Products	70	81	153	156
Paperboard	43	50	94	97
Pulp & Newsprint	43	65	90	115
Eliminations	(15)	(14)	(34)	(32)
Total net sales	$397	$450	$807	$891
Net sales decreased $53 million during the three months ended June 27, 2020, down approximately 12 percent when compared to the same prior year period. Net sales declined by $85 million during the six months ended June 27, 2020 when compared to the six months ended June 29, 2019. These decreases were primarily driven by lower sales prices for commodity products, high-yield pulp and newsprint, as well as lower cellulose specialties and lumber sales volumes. For further discussion, see Operating Results by Segment.

Operating income (loss) by segment was as follows:

	Three Months Ended		Six Months Ended
Operating income (loss) (in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
High Purity Cellulose	$7	$7	$2	$4
Forest Products	(4)	(16)	(5)	(22)
Paperboard	6	1	11	(2)
Pulp & Newsprint	(6)	6	(11)	8
Corporate	(19)	(12)	(24)	(31)
Total operating income (loss)	$(15)	$(15)	$(27)	$(43)
The operating loss for the three month period ended June 27, 2020 was $15 million, comparable to the same prior year period. For the six months ended June 27, 2020, the operating loss of $27 million improved by $15 million when compared to the same prior year period, primarily driven by lower costs and higher sales volumes in certain segments. For further discussion, see Operating Results by Segment.
Non-operating Expenses
Interest expense increased $2 million to $16 million for the three months ended June 27, 2020 when compared to the same prior year period. Interest expense increased $3 million to $31 million for the six months ended June 27, 2020 compared to the same prior year period. The increases were due higher interest rates as a result of higher interest spreads on its amended Senior Secured Credit Facilities partially offset the slightly lower debt levels. See Note 7 — Debt and Finance Leases for further information.
Income Tax Benefit (Expense)
The second quarter and year to date June 27, 2020 effective tax rate from continuing operations was a benefit of 59 percent and 35 percent, respectively. The 2020 effective tax rate benefit differs from the federal statutory rate of 21 percent primarily due to the release of certain valuation allowances related to nondeductible U.S. interest expense, benefits from the CARES Act, return to accrual adjustments, and tax credits. These differences are partially offset by remaining nondeductible U.S. interest expense, taxable income generated from the 2020 credit agreement amendment, increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation.

The second quarter and year to date June 29, 2019 effective tax rate from continuing operations was a benefit of 34 percent and 31 percent, respectively. The effective tax rate differs from the federal statutory rate of 21 percent primarily due to nondeductible interest expense in the U.S., tax credits, excess tax deductions on vested stock compensation, U.S. Global Intangible Low-Taxed Income, and different statutory tax rates of foreign operations. See Note 16 — Income Taxes for additional information.
Discontinued Operations
The Company has presented the operating results for its Matane operations that was sold in November 2019 as discontinued operations for the three and six months ended June 29, 2019. Included in discontinued operations is allocated interest expense for debt that was required to be repaid upon completion of the sale. The three and six months ended June 27, 2019 also include legal and administrative costs to sell the operation. The Company had an after tax benefit of $1 million as a result of the working capital adjustments as required by the sale agreement for the six months ended June 27, 2020.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales	$255	$269	$505	$555
Operating income (loss)	$7	$7	$2	$4
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,309	$1,310	$1,307	$1,297
Commodity Products	$620	$792	$606	$822
Sales Volumes (thousands of metric tons):
Cellulose Specialties	123	146	246	295
Commodity Products	122	71	234	158
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	June 29, 2019	Price	Volume/Mix/Other	June 27, 2020
Cellulose Specialties	$191	$—	$(30)	$161
Commodity Products	56	(18)	37	75
Other sales (a)	22	—	(3)	19
Total Net Sales	$269	$(18)	$4	$255
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.
Total net sales for the three months ended June 27, 2020 declined $14 million, or 5 percent, to $255 million. This decline was driven by a 16 percent decrease in cellulose specialties volumes, as expected, due to our decision to enhance product margins by not pursuing lower margin business, a negative impact from the timing of sales as a result of ocean shipment delays as a result of COVID-19 and weakness in the automotive end markets. Commodity product sales prices declined 22 percent due to weaker markets as a result of COVID-19, as well as a higher mix of lower priced absorbent materials products. This decline was partially offset by a 72 percent increase in commodity sales volumes primarily due to lower demand for cellulose specialties.

Six Months Ended		Changes Attributable to:
Net Sales (in millions)	June 29, 2019	Price	Volume/Mix/Other	June 27, 2020
Cellulose Specialties	$383	$2	$(64)	$321
Commodity Products	130	(45)	57	142
Other sales (a)	42	—	(1)	41
Total Net Sales	$555	$(43)	$(8)	$505
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.

Total net sales for the six months ended June 27, 2020 declined $50 million, or 9 percent, to $505 million. The decline was driven by a 17 percent decrease in cellulose specialties volumes as well as a 26 percent decrease in commodity prices when compared to the same prior year period, partially offset by a 48 percent improvement in commodity product volumes due to lower demand for cellulose specialties and improved commodity production at the Temiscaming mill.
Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$7	$(18)	$(8)	$24	$2	$7
Operating margin %	2.6%	(7.0)%	(3.1)%	9.4%	0.8%	2.7%
(a) Sales Volume computed based on contribution margin.
Operating income for the three months ended June 27, 2020 was $7 million, which was consistent with the same prior year period. Lower commodity product sales prices were offset by a cost decrease of $24 million during the three months ended June 27, 2020. The favorable costs were largely driven by lower wood prices, primarily hardwood, and chemical prices, primarily caustic and ammonia.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$4	$(43)	$(21)	$60	$2	$2
Operating margin %	0.7%	(8.3)%	(4.3)%	11.9%	0.4%	0.4%
(a) Sales Volume computed based on contribution margin.
Operating income declined by $2 million during the six months ended June 27, 2020 to $2 million when compared to the same prior year period. The decrease was driven by lower cellulose specialties sales volumes and commodity product sales prices, partially offset by higher commodity product volumes. Costs decreased by $60 million during the six months ended June 27, 2020 due primarily to lower hardwood, chemical and energy prices as well as improved production at the Temiscaming mill.
Forest Products

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales	$70	$81	$153	$156
Operating income (loss)	(4)	(16)	$(5)	$(22)
Average Sales Prices ($ per thousand board feet):
Lumber	$391	$356	$399	$371
Sales Volumes (millions of board feet):
Lumber	142	180	290	328

Changes in Forest Products net sales are as follows:

Three Months Ended	June 29, 2019	Changes Attributable to:		June 27, 2020
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$64	$5	$(14)	$55
Other sales (a)	17	—	(2)	15
Total Net Sales	$81	$5	$(16)	$70
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the three months ended June 27, 2020 decreased $11 million, or 13 percent, to $70 million. Although average lumber sales prices improved by 10 percent, lumber sales volumes declined by 21 percent as a result of the planned mill closures due to the COVID-19 pandemic. Other sales declined due to lower wood chip and log sales to third-parties, partially offset by an increase in log sales to other segments.

Six Months Ended	June 29, 2019	Changes Attributable to:		June 27, 2020
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$122	$8	$(14)	$116
Other sales (a)	35	—	2	37
Total Net Sales	$156	$8	$(12)	$153
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the six months ended June 27, 2020 decreased $4 million, or 2 percent when compared to the same prior year period ended 2019. Lumber sales volumes fell 12 percent, as a result of the planned mill closures due to the COVID-19 pandemic, while sales prices improved by 8 percent due to improved demand.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$(16)	$5	$(6)	$12	$1	$(4)
Operating margin %	(19.8)%	7.0%	(11.5)%	17.1%	1.4%	(5.8)%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $13 million for the three months ended June 27, 2020 to an operating loss of $4 million. The favorable change was primarily driven by higher lumber sales prices and lower costs, partially offset by lower lumber volumes. Costs decreased due to lower wood and energy costs as well as lower fixed costs as a result of the planned downtime in response to lower demand early in the quarter associated with COVID-19.

Six Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$(22)	$8	$(2)	$11	$—	$(5)
Operating margin %	(14.1)%	5.6%	(2.0)%	7.2%	—%	(3.3)%
(a) Sales Volume computed based on contribution margin.

Operating results improved by $16 million during the six months ended June 27, 2020 to an operating loss of $5 million. The favorable results were driven by higher lumber prices, partially offset by a decline in volumes. Cost decreased due to lower wood and energy costs as well as lower fixed costs as a result of the planned downtime previously mentioned.
Paperboard

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales	$43	$50	$94	$97
Operating income	$6	$1	$11	$(2)
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,091	$1,117	$1,100	$1,109
Sales Volumes (in thousands of metric tons) (a):
Paperboard	40	45	85	88
Changes in Paperboard net sales are as follows:

Three Months Ended	June 29, 2019	Changes Attributable to:		June 27, 2020
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$50	$(1)	$(6)	$43
Total net sales for the three months ended June 27, 2020 decreased $7 million, or 14 percent, to $43 million. The decrease was primarily from a 2 percent decline in paperboard sales prices due to increased competition. In addition, sales volumes decreased 11 percent due to timing of revenue recognition.

Six Months Ended	June 29, 2019	Changes Attributable to:		June 27, 2020
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$97	$(1)	$(3)	$94
Total net sales for the six months ended June 27, 2020 decreased $4 million or 4 percent, to $94 million. Paperboard sales prices declined by approximately 1 percent, due to increased competition. Paperboard sales volumes declined by approximately 3 percent due to timing of revenue recognition.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$1	$(1)	$(2)	$8	$—	$6
Operating margin %	2.0%	(2.0)%	(4.7)%	18.6%	—%	13.9%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $6 million for the three months ended June 27, 2020 to operating income of $6 million. The increase was driven primarily by lower raw material pulp prices as well as favorable transportation costs.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$(2)	$(1)	$(1)	$15	$—	$11
Operating margin %	(2.1)%	(1.1)%	(1.2)%	16.1%	—%	11.7%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $13 million during the six months ended June 27, 2020 to operating income of $11 million. The improvement was due primarily to lower raw material pulp prices as well as lower transportation costs.
Pulp and Newsprint

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales	$43	$65	$90	$115
Operating income (loss)	$(6)	$6	$(11)	$8
Average Sales Prices ($ per metric ton):
Pulp (a)	$493	$539	$478	$555
Newsprint	$412	$508	$415	$546
Sales Volumes (in metric tons):
Pulp (a)	53	64	105	100
Newsprint	27	47	67	85
Average sales prices and volumes for external sales only. For the three month period ended June 27, 2020 and June 29, 2019, the Pulp & Newsprint segment sold approximately 17,000 MT and 16,000 MT of high-yield pulp for $6 million and $6 million, respectively, to the Paperboard segment. For the six month period ended June 27, 2020 and June 29, 2019, the Pulp & Newsprint segment sold approximately 33,000 MT and 32,000 MT of high-yield pulp for $12 million and $13 million, respectively, to the Paperboard segment.
Changes in Pulp & Newsprint net sales are as follows:

Three Months Ended	June 29, 2019	Changes Attributable to:		June 27, 2020
Net Sales (in millions)		Price	Volume/Mix
Pulp	$41	$(3)	$(5)	$32
Newsprint	24	(3)	(10)	11
Total Net Sales	$65	$(6)	$(15)	$43
Total net sales for the three months ended June 27, 2020 declined $22 million, or 34 percent, to $43 million. Pulp sales prices declined by 9 percent primarily from weaker markets while pulp sales volumes also decreased by 17 percent. Newsprint sales price declined 19 percent primarily due to lower demand as a result of the COVID-19 pandemic. Newsprint sales volumes decreased 43 percent primarily due to the production curtailments at the Kapuskasing mill to address the weak demand for newsprint.

Six Months Ended	June 29, 2019	Changes Attributable to:		June 27, 2020
Net Sales (in millions)		Price	Volume/Mix
Pulp	$69	$(10)	$3	62
Newsprint	47	(9)	(10)	28
Total Net Sales	$116	$(19)	$(7)	$90

Total sales for the six months ended June 27, 2020 were down $26 million or 22 percent when compared to the same six months ended June 29, 2019. Pulp sales prices were down 14 percent as a result of weaker market conditions, while pulp sales volumes rose 5 percent due to the absence of production issues that occurred during the first six months of 2019. Newsprint sales price and volume declined by 24 percent and 21 percent, respectively, due primarily to weaker market conditions caused by the COVID-19 pandemic.
Changes in Pulp & Newsprint operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$6	$(6)	$(8)	$1	$1	$(6)
Operating margin %	9.2%	(9.2)%	(18.2)%	2.3%	2.3%	(13.6)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $11 million for the three months ended June 27, 2020 to an operating loss of $6 million. The decline was primarily driven by lower newsprint and pulp sales prices and volumes. Costs decreased due to lower chemical prices, transportation costs, labor costs and maintenance costs partially offset by lower energy credits at the Kapuskasing mill.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 29, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 27, 2020
Operating income (loss)	$8	$(19)	$(4)	$3	$1	$(11)
Operating margin %	6.9%	(18.2)%	(5.3)%	3.3%	1.1%	(12.2)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $19 million during the six months ended June 27, 2020 to an operating loss of $11 million. The decline was primarily driven by lower prices in both product lines as well a decrease in Newsprint volumes during the year to date period ended June 27, 2020. Costs decreased due to lower chemical prices, transportation costs, labor costs and maintenance costs partially offset by lower energy credits at the Kapuskasing mill.
Corporate

	Three Months Ended		Six Months Ended
Operating Income (Loss) (in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating loss	$(19)	$(12)	$(24)	$(31)
The operating loss for the three months ended June 27, 2020 increased $7 million primarily from higher incentive compensation expense and unfavorable foreign exchange impacts, when compared to the second quarter of 2019.
The operating loss for the year to date ended June 27, 2020 decreased $7 million due to favorable foreign exchange impacts, lower incentive compensation expense and lower overall spending when compared to the six months ended June 29, 2019.

Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, our operating cash flows have declined significantly over the last 18 months due to the significant decreases in the market prices for commodity products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint, and the impacts of the COVID-19 pandemic, and, as result, we amended the financial covenants and certain other provisions of our Senior Secured Credit Facilities on June 5, 2020. The amendment of our Senior Secured Credit Facilities reduced the restrictions of our first lien secured gross leverage ratio and the interest coverage ratio tests, as well as provided additional liquidity.
As of June 27, 2020, we remain well within compliance with our financial covenants under our amended Senior Secured Credit Facilities including a gross secured leverage ratio of 4.8 times covenant EBITDA compared to the covenant requirement of 6.2 times covenant EBITDA, and an interest coverage ratio of 2.0 times covenant EBITDA compared to the required 1.6 times covenant EBITDA. The lenders under the Credit Facilities have a first priority security interest in substantially all present and future material U.S. and Canadian assets, excluding the assets of certain non-guarantor subsidiaries. The non-guarantor subsidiaries had assets of $1.7 billion, year-to-date revenue of $104 million, covenant EBITDA for the last twelve months of $11 million and liabilities of $1.5 billion as of June 27, 2020. We continue to believe our future cash flows from operations and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities, although no assurances can be given. See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback. For the six months ended June 27, 2020, we did not repurchase any common shares under this buyback program and we do not expect to utilize this authorization in the near future.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 27, 2020	December 31, 2019
Cash and cash equivalents (a)	$49	$64
Availability under the Revolving Credit Facility (b)	98	87
Total debt (c)	1,076	1,082
Stockholders’ equity	649	683
Total capitalization (total debt plus equity)	$1,724	$1,765
Debt to capital ratio	62%	61%
(a) Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b) We are required to maintain $70 million of availability on our revolving credit facility, therefore we have reflected this amount as a reduction to the revolver's stated availability. In addition to the $98 million available under the revolving credit facility, we have approximately $19 million available under an accounts receivable factoring line of credit in France. The amounts available under the revolving credit facility have been reduced by standby letters of credit of approximately $42 million and $33 million at June 27, 2020 and December 31, 2019, respectively.
(c) See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.
During the six months ended June 27, 2020, we did not have any required principal repayments on the Term A-1 or Term A-2 Loan Facility.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Flows Provided by (Used for):	June 27, 2020	June 29, 2019
Operating activities	$11	$18
Investing activities	$(23)	$(60)
Financing activities	$(4)	$23

Cash flows provided by operating activities decreased $7 million during the six months ended June 27, 2020 when compared to the same prior year period. Cash flows used for continuing operating activities increased $7 million when compared to the same prior year period due to higher non-cash expenses primarily related to deferred tax expense partially offset by higher cash flows used for working capital due to a $24 million increase in U.S. income tax receivable, net of reserves, primarily from the passage of the CARES Act in March 2020. Cash flows provided by discontinued operations decreased $14 million due to the sale of the Matane pulp mill in November 2019.
Cash flows used for investing activities decreased $37 million during the first six months ended June 27, 2020 when compared to the same prior year period. Cash flow used by continuing investing activities decreased $36 million due primarily from lower planned capital spending. Cash flows used in investing activities from discontinued operations decreased $1 million due to the sale of the Matane pulp mill.
Cash flows from financing activities decreased $27 million during the first six months ended June 27, 2020 to cash used for investing activities of $4 million when compared to the same prior year period. The six months ended June 27, 2020 decrease was driven by lower borrowings as a result of decreased cash used by operating and investing activities as well as the discontinuance of dividends for common stock, as a result of board of directors’ actions, and preferred stock, as a result of its conversion to common stock in August 2019. Repurchases of common stock decreased during the six months ended June 27, 2020 due to lower tax payment requirements from the vesting of common stock related to incentive stock grants. In addition, the six months ended June 27, 2020 included $3 million debt issuance costs for the modification of terms on the Senior Secured Credit Facilities. See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
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

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA by segment (in millions of dollars):

Three Months Ended:	Forest Products	Paperboard	Pulp & Newsprint	High Purity Cellulose	Corporate & Other	Total
June 27, 2020
Income (loss) from continuing operations	$(4)	$6	$(5)	$5	$(16)	$(13)
Depreciation and amortization	2	4	1	26	2	35
Interest expense, net	—	—	—	—	16	16
Income tax expense (benefit)	—	—	—	—	(19)	(19)
EBITDA	$(2)	$10	$(4)	$31	$(17)	$19

June 29, 2019
Income (loss) from continuing operations	$(16)	$1	$7	$6	$(17)	$(19)
Depreciation and amortization	2	4	1	28	—	35
Interest expense, net	—	—	—	—	14	14
Income tax expense (benefit)	—	—	—	—	(10)	(10)
EBITDA	$(14)	$5	$8	$34	$(13)	$20
Non-recurring expense (a)	—	—	—	—	1	1
Adjusted EBITDA	$(14)	$5	$8	$34	$(12)	$21

Six Months Ended	Forest Products	Paperboard	Pulp & Newsprint	High Purity Cellulose	Corporate & Other	Total
June 27, 2020
Income (loss) from continuing operations	$(5)	$11	$(10)	$—	$(35)	$(38)
Depreciation and amortization	5	8	2	57	2	73
Interest expense, net	—	—	—	—	31	31
Income tax expense (benefit)	—	—	—	—	(21)	(21)
EBITDA	$—	$19	$(8)	$57	$(22)	$46

June 29, 2019
Income (loss) from continuing operations	$(22)	$(1)	$11	$2	$(38)	$(47)
Depreciation and amortization	4	8	2	57	—	71
Interest expense, net	—	—	—	—	28	28
Income tax expense (benefit)	—	—	—	—	(21)	(21)
EBITDA	$(18)	$7	$13	$59	$(31)	$30
Non-recurring expense (a)	—	—	—	—	1	1
Adjusted EBITDA	$(18)	$7	$13	59	(30)	$31
(a) Non-recurring expenses are related to the Company’s review of its commodity asset portfolio.

EBITDA for the three months ended June 27, 2020 decreased slightly when compared to the quarter ended June 29, 2019 primarily from higher costs within the corporate segment. EBITDA for the six months ended June 27, 2020 increased primarily due to improved operating income, primarily from efforts to lower costs in 2020. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.

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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 27, 2020	June 29, 2019
Cash provided by (used for) operating activities - continuing operations	$11	$4
Capital expenditures (a)	(17)	(50)
Adjusted Free Cash Flows	$(7)	$(46)
(a) Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first six months of 2020 were approximately $5 million. Strategic capital expenditures for the same period of 2019 were approximately $9 million.
Adjusted free cash flows improved primarily due to lower capital expenditure requirements and a decrease in cash used for operating activities. For the full discussion of operating cash flows, see Management’s Discussion and Analysis of Cash Flows.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of June 27, 2020.

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
As of June 27, 2020, we had $499 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $5 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in the London interbank offered rate (“LIBOR”).

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 27, 2020 was $386 million compared to the $582 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
We may periodically enter into commodity forward contracts to fix some of our energy costs that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Such forward contracts partially mitigate the risk of changes to our gross margins resulting from an increase or decrease in these costs. Forward contracts which are derivative instruments are reported in the consolidated balance sheets at their fair values, unless they qualify for the normal purchase normal sale ("NPNS") exception and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized on the consolidated balance sheets.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 27, 2020.
During the quarter ended June 27, 2020, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company’s statements set forth in the Legal Proceedings section (Item 3) of its Annual Report on SEC Form 10-K for the year ended December 31, 2019 (filed March 2, 2020) remain applicable, subject to the Jesup Plant Permit case conclusion disclosed in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 (filed on May 7, 2020) and the following update:
IESO Investigation of the Kapuskasing Facility
Since 2014, the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”), the governmental agency responsible for operating the wholesale electricity market and directing the operation of the bulk electrical system in the province of Ontario, Canada, has been engaged in reviewing the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. MACD has been specifically reviewing issues relating to payments made by IESO to the Company’s facility in Kapuskasing, Ontario. The inquiry has focused primarily on payments made by IESO between 2010 and 2019 under market rules in connection with multiple planned, extended and unplanned forced outages that caused extensive downtime in respect of parts or the entire Kapuskasing facility.
In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its Kapuskasing facility, and orders claiming penalties of CAD $25 million in connection therewith were issued by the IESO. More particularly, the orders would require the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10-year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complied with the remaining terms of the orders. The Company believes it has complied in all material respects with the published rules and is vigorously contesting IESO’s orders, including through the Company’s June 2, 2020 filing of proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. The Company does not believe the ultimate outcome of this dispute will be material to its business or financial condition, although no assurances can be given.

Item 1A.	Risk Factors
The following is intended to restate and supplement the Risk Factor entitled “Public health crises such as epidemics or pandemics, including the recent COVID-19 outbreak, could have a material adverse effect on our financial condition, liquidity or results of operations,” which was incorporated in and a part of the Company’s 2019 Form 10-K:

We are subject to risks associated with the COVID-19 pandemic and related impacts, which have had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic which continues to generate significant volatility, uncertainty and economic disruption across the globe including in many markets in which we do business. COVID-19 has had, and we expect will continue to have, a materially adverse impact on our business and financial condition, including as a result of impacts associated with preventive and precautionary measures that we, other businesses, governments and individual consumers have taken and are continuing to take. These impacts could be magnified if the pandemic severity or duration persists or exacerbates over an extended period of time. While the full extent of the COVID-19 pandemic’s ongoing and future impacts on our business cannot currently be predicted with certainty, we continue to promote the health and safety of our employees and to closely monitor the pandemic's impacts on our liquidity, capital markets, reliability, customers, suppliers, and the macroeconomic conditions relevant to our business, including general economic uncertainty, unemployment rates and recessionary pressures.

Specific risks associated with COVID-19 include, but are not limited to, the following:

•We have experienced, and expect to continue to experience, significant and unpredictable reductions and other fluctuations in demand for certain of our products due to pandemic-driven factors such as end-market weakness and customer security-of-supply concerns.
•A significant number of our suppliers, vendors and other global supply chain partners have been adversely affected by the COVID-19 pandemic, and these impacts have impaired and could continue to impair our ability to timely and efficiently move our products through the various steps in the global supply chain process to our end customers.
•To the extent our operational, management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their professional duties, we could experience delays in, or the suspension of, our operations and other functions.
•The ongoing adverse impacts of COVID-19 on the global economy and capital markets worldwide may, among other consequences, restrict our access to capital, increase financing costs, and/or adversely affect our liquidity and perceptions of our creditworthiness.
•To the extent that COVID-19 continues to adversely affect our business, financial condition or results of operations, it may also heighten other risks described in the “Risk Factors” section in our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 27, 2020:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
March 29 to May 2	—	$—	—	$60,294,000
May 3 to May 30	5,603	$1.85	—	$60,294,000
May 31 to June 27	—	$—	—	$60,294,000
Total	5,603		—
(a) As of June 27, 2020, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
(b)  Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of June 5, 2020, among Rayonier Advanced Materials Inc., as Holdings,
Rayonier A.M. Products Inc. and Rayonier Performance Fibers, LLC, as
Borrowers, certain subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders and L/C issuers party thereto and Bank of America,
N.A., as Administrative Agent.
Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 8, 2020
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 27, 2020 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 27, 2020 and June 29, 2019; (ii) the Condensed Consolidated Balance Sheets as of June 27, 2020 and December 31, 2019; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 27, 2020 and June 29, 2019; and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: August 6, 2020