Form 10-Q
period 2020-09-26
RAYONIER ADVANCED MATERIALS INC.
filed 2020-11-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
The registrant had 63,344,967 shares of common stock, $.01 par value per share, outstanding as of November 2, 2020.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales	$423,924	$416,129	$1,230,484	$1,307,422
Cost of Sales	(373,954)	(399,510)	(1,149,839)	(1,265,217)
Gross Margin	49,970	16,619	80,645	42,205

Selling, general and administrative expenses	(19,734)	(23,416)	(62,238)	(72,026)
Duties	(7,979)	(4,542)	(20,098)	(16,062)
Foreign exchange gains (losses)	(1,096)	26	615	(2,880)
Other operating income (expense), net	(3,773)	2,749	(8,964)	(2,720)
Operating Income (Loss)	17,388	(8,564)	(10,040)	(51,483)
Interest expense	(15,901)	(14,580)	(46,887)	(42,598)
Interest income and other, net	(2,749)	3,439	(3,412)	3,341
Other components of pension and OPEB, excluding service costs	2,661	846	3,411	3,313
Income (Loss) from Continuing Operations Before Income Taxes	1,399	(18,859)	(56,928)	(87,427)
Income tax benefit (Note 16)	27,478	4,506	48,042	25,813
Income (Loss) from Continuing Operations	28,877	(14,353)	(8,886)	(61,614)
Income from discontinued operations, net of taxes (Note 2)	(17)	137	756	10,431
Net Income (Loss) Attributable to the Company	28,860	(14,216)	(8,130)	(51,183)
Mandatory convertible preferred stock dividends	—	(1,777)	—	(8,582)
Net Income (Loss) Available to Common Stockholders	$28,860	$(15,993)	$(8,130)	$(59,765)

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$0.46	$(0.29)	$(0.14)	$(1.36)
Income from discontinued operations	—	—	0.01	0.20
Net income (loss) per common share-basic	$0.46	$(0.29)	$(0.13)	$(1.16)
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$0.45	$(0.29)	$(0.14)	$(1.36)
Income from discontinued operations	—	—	0.01	0.20
Net income (loss) per common share-diluted	$0.45	$(0.29)	$(0.13)	$(1.16)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Income (Loss)	$28,860	$(14,216)	$(8,130)	$(51,183)
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	10,572	(11,210)	9,989	(12,905)
Unrealized gain (loss) on derivative instruments	7,589	(3,283)	(2,942)	7,982
Net gain from pension and postretirement plans	2,733	2,365	12,047	6,122
Total other comprehensive income (loss)	20,894	(12,128)	19,094	1,199
Comprehensive Income (Loss)	$49,754	$(26,344)	$10,964	$(49,984)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 26, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$82,889	$64,025
Accounts receivable, net (Note 3)	161,662	181,658
Inventory (Note 4)	256,999	251,180
Income tax receivable	58,050	16,118
Prepaid and other current assets	81,524	60,846
Total current assets	641,124	573,827

Property, Plant and Equipment (net of accumulated depreciation of $1,580,813 at September 26, 2020 and $1,482,261 at December 31, 2019)	1,263,125	1,316,055
Deferred Tax Assets	370,561	384,513
Intangible Assets, net	40,193	45,451
Other Assets	175,440	160,301
Total Assets	$2,490,443	$2,480,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$151,609	$153,181
Accrued and other current liabilities (Note 6)	122,278	102,178
Current maturities of long-term debt (Note 7)	15,640	19,448
Current environmental liabilities (Note 8)	11,141	11,339
Total current liabilities	300,668	286,146

Long-Term Debt (Note 7)	1,061,903	1,062,695
Long-Term Environmental Liabilities (Note 8)	160,113	160,037
Pension and Other Postretirement Benefits	218,703	236,625
Deferred Tax Liabilities	22,895	24,847
Other Long-Term Liabilities	26,017	26,999

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,334,918 and 63,136,129 issued and outstanding, as of September 26, 2020 and December 31, 2019, respectively	633	632
Additional paid-in capital	405,401	399,020
Retained earnings	414,243	422,373
Accumulated other comprehensive income (loss) (Note 11)	(120,133)	(139,227)
Total Stockholders’ Equity	700,144	682,798
Total Liabilities and Stockholders’ Equity	$2,490,443	$2,480,147

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating Activities
Net income (loss) attributable to the Company	$(8,130)	$(51,183)
Loss (income) from discontinued operations	(756)	(10,431)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	110,581	111,695
Stock-based incentive compensation expense	6,839	5,696
Deferred income tax expense (benefit)	8,364	(22,847)
Net periodic benefit cost of pension and other postretirement plans	5,580	5,412
Unrealized loss (gain) on derivative instruments	3,049	—
Unrealized loss (gain) from foreign currency	(1,508)	4,180
Other	1,987	(2,149)
Changes in operating assets and liabilities:
Receivables	16,114	35,232
Inventories	(4,854)	11,308
Accounts payable	(1,317)	(35,217)
Accrued liabilities	16,233	(8,612)
All other operating activities	(81,879)	(32,459)
Contributions to pension and other postretirement plans	(7,433)	(6,004)
Cash Provided by (Used for) Operating Activities-continuing operations	62,870	4,621
Cash Provided by (Used for) Operating Activities-discontinued operations	204	19,437
Cash Provided by (Used for) Operating Activities	63,074	24,058

Investing Activities
Capital expenditures	(42,819)	(80,806)
Cash Used for Investing Activities-continuing operations	(42,819)	(80,806)
Cash Used for Investing Activities-discontinued operations	—	(2,606)
Cash Used for Investing Activities	(42,819)	(83,412)

Financing Activities
Borrowings on revolving credit and other facilities	22,887	88,627
Repayments of revolving credit and other facilities	(17,000)	(36,000)
Repayment of debt	(4,208)	(9,929)
Dividends paid on common stock	—	(8,569)
Dividends paid on preferred stock	—	(10,350)
Common stock repurchased	(456)	(5,830)
Debt issue costs	(3,378)	—
Cash Provided by (Used for) Financing Activities-continuing operations	(2,155)	17,949
Cash Provided by (Used for) Financing Activities-discontinued operations	—	—
Cash Provided by (Used for) Financing Activities	(2,155)	17,949

Cash and Cash Equivalents
Change in cash and cash equivalents	18,100	(41,405)
Net effect of foreign exchange on cash and cash equivalents	764	(4,799)
Balance, beginning of year	64,025	108,966
Balance, end of period	$82,889	$62,762

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
The Company’s businesses have been significantly impacted by the coronavirus ("COVID-19") pandemic. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, the Company’s manufacturing facilities in the U.S., Canada and France have remained operating. In order to mitigate the impact of COVID-19 on its financial results and operations, the Company has taken the following actions:
•To ensure the safety of our employees and the continuity of our operations, the Company has implemented exacting protocols to reduce the potential spread of COVID-19 in its operating facilities and work spaces.
•To control costs and minimize pandemic driven losses, the Company has curtailed operations as necessary to match production with market demand.
•To maximize cash flow and liquidity, the Company entered into an amendment of its Senior Secured Credit Agreement under which, among other changes, the lenders have agreed to relax the financial covenants through 2022 and provide additional liquidity by reducing the minimum availability the Company is required to maintain.
Due to the financial impacts of COVID-19, the Company is actively monitoring the recoverability of the carrying value of its long-term assets compared to the business’s future estimated undiscounted future cash flows. During the three and nine months ended September 26, 2020, the Company did not recognize any impairment charges related to long-lived assets held for use. However, the Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the estimates due to the current uncertain market conditions and their impact on the projection of long-term financial performance. The Company will continue to evaluate the recoverability of these and other assets as necessary.
New or Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which, among other things, eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters when a year-to-date loss exceeds the anticipated loss for the year and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective beginning January 1, 2020 with early adoption permitted. The Company adopted ASU 2019-12 during the third quarter of 2020 with no material impact on the Company’s consolidated financial statements.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. In the second quarter of 2020, the Company adopted certain applicable practical expedients to assist with the transition related to the phaseout of LIBOR. The adoption of these expedients did not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through November 5, 2020, the date these consolidated financial statements were available to be issued. There were no subsequent events warranting disclosure.

2.    Discontinued Operations

In November 2019, the Company sold its Matane, Quebec pulp mill to Sappi Limited, a global diversified wood fiber company, for a gross purchase price of approximately $175 million. Income from discontinued operations for the three and nine months ended September 26, 2020 represents an adjustment to the gain on sale of the Matane mill from working capital adjustments that arose following the November 2019 closing. Income (loss) from discontinued operations for the three and nine months ended September 26, 2020 and September 28, 2019 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$—	$34,781	$—	$114,085
Cost of sales	—	(31,271)	—	(93,567)
Gross margin	—	3,510	—	20,518
Selling, general and administrative expenses and other	—	(2,001)	—	(2,855)
Operating income (loss)	—	1,509	—	17,663
Interest expense (a)	—	(1,160)	—	(3,516)
Other non-operating income	—	87	—	262
Income from discontinued operations, before income taxes	—	436	—	14,409
Income tax expense	—	(299)	—	(3,978)
Income from discontinued operations, net of taxes	$—	$137	$—	$10,431
Adjustment to gain from sale of discontinued operations	—	—	956	—
Income tax (expense) benefit on gain from sale	(17)	—	(200)	—
Income from Discontinued Operations	$(17)	$137	756	$10,431

(a)    The Company was required to pay $100 million of debt from proceeds received from the sale of the Matane mill in November 2019. As such, interest expense has been allocated to discontinued operations using the weighted-average interest rates in effect for each period presented based on the proportionate amounts required to be repaid.

Other discontinued operations information is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Depreciation and amortization	$—	$230	$—	$1,590
Capital expenditures	$—	$1,531	$—	$2,606

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

3.    Accounts Receivable, Net
The Company’s accounts receivable included the following:

	September 26, 2020	December 31, 2019
Accounts receivable, trade	$138,897	$142,181
Accounts receivable, other (a)	23,322	40,082
Allowance for doubtful accounts	(557)	(605)
Total accounts receivable, net	$161,662	$181,658
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

4.    Inventory
The Company’s inventory included the following:

	September 26, 2020	December 31, 2019
Finished goods	$158,202	$150,259
Work-in-progress	13,295	17,065
Raw materials	73,968	73,385
Manufacturing and maintenance supplies	11,534	10,471
Total inventory	$256,999	$251,180
5.     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 26, 2020, the Company’s leases have remaining lease terms of 1 year to 8.4 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the Right of Use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of September 26, 2020 and December 31, 2019 was 6.1 percent and 6.0 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of September 26, 2020 and December 31, 2019 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating Leases
Operating lease expense	$1,726	$1,715	$5,326	$4,322
Finance Leases
Amortization of ROU assets	83	77	244	228
Interest	46	52	142	159
Total	$1,855	$1,844	$5,712	$4,709

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
As of September 26, 2020, the weighted average remaining lease term is 3.8 years and 6.2 years for operating leases and financing leases, respectively. As of December 31, 2019, the weighted average remaining lease term is 4.3 years and 6.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $5 million and $4 million from operating lease payments made during the nine months ended September 26, 2020 and September 28, 2019, respectively. Finance lease cash flows were immaterial during the nine months ended September 26, 2020 and September 28, 2019.
The Company’s finance leases are included as debt and the maturities for the remainder of 2020 and the next four years and thereafter are included in Note 7 — Long Term Debt and Finance Leases. The Company’s consolidated balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	September 26, 2020	December 31, 2019
Right-of-use assets	Other assets	$19,020	$22,406
Lease liabilities, current	Accrued and other current liabilities	$5,684	$5,887
Lease liabilities, non-current	Other long-term liabilities	$14,003	$17,522
As of September 26, 2020, operating lease maturities for the remainder of 2020 through 2024 and thereafter are as follows:

September 26, 2020
Remainder of 2020	$1,762
2021	6,439
2022	5,893
2023	4,840
2024	1,609
Thereafter	1,556
Total minimum lease payments	$22,099
Less: imputed interest	(2,412)
Present value of future minimum lease payments	$19,687

6.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	September 26, 2020	December 31, 2019
Accrued customer incentives and prepayments	$24,063	$31,696
Accrued payroll and benefits	28,856	23,593
Accrued interest	11,841	2,785
Accrued income taxes	4,163	3,616
Derivative instruments	3,278	995
Accrued property and other taxes	10,585	5,643
Short-term factoring facility - France	2,218	—
Other current liabilities	37,274	33,850
Total accrued and other current liabilities	$122,278	$102,178

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
7.    Long Term Debt and Finance Leases
The Company’s long term debt and finance leases included the following:

	September 26, 2020	December 31, 2019
U.S. Revolver of $84 million maturing in November 2022, $38 million available, bearing interest at PRIME plus 2.75% or LIBOR plus 3.75% at September 26, 2020	$—	$—
Multi-currency Revolver of $126 million maturing in November 2022, $59 million available, bearing interest at PRIME plus 2.75% or LIBOR plus 3.75% at September 26, 2020	—	—
Term A-1 Loan Facility borrowings maturing through November 2022 bearing interest at LIBOR floor of 1.00% plus 3.75%, interest rate of 4.75% at September 26, 2020	133,283	133,283
Term A-2 Loan Facility borrowings maturing through November 2024 bearing interest at LIBOR floor of 1.00% plus 3.40% (after consideration of 0.60% patronage benefit), interest rate of 4.40% at September 26, 2020	365,592	365,592
Senior Notes due 2024 at a fixed interest rate of 5.5%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from September 2020 through April 2028, secured by certain assets of the Temiscaming mill	78,204	83,122
Other loans (a)	9,971	7,285
Finance lease obligation	2,574	2,818
Total debt principal payments due	1,085,271	1,087,747
Less: Debt premium, original issue discount and issuance costs, net	(7,728)	(5,604)
Total debt	1,077,543	1,082,143
Less: Current maturities of long-term debt	(15,640)	(19,448)
Long-term debt	$1,061,903	$1,062,695
(a) Primarily loans for energy projects in France.
As of September 26, 2020, debt and finance lease payments due during the remainder of 2020 and the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
2020	$129	$8,819
2021	515	9,766
2022	515	160,696
2023	515	8,499
2024	515	869,641
Thereafter	988	25,276
Total principal payments	$3,177	$1,082,697
Less: Imputed interest	(603)
Present value minimum finance lease payments	$2,574
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
In March 2020, IQ also granted all of its customers, including the Company, a 6-month deferral on principal payments, which resulted in the deferral of an additional $7 million of principal payment that was originally due to be paid in March 2020

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
to the end of September 2020. The Company paid $7 million on September 30, 2020.
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

8.    Environmental Liabilities
An analysis of liabilities for the nine months ended September 26, 2020 is as follows:

Balance, December 31, 2019	$171,376
Increase in liabilities	3,755
Payments	(3,476)
Foreign currency adjustments	(401)
Balance, September 26, 2020	171,254
Less: Current portion	(11,141)
Long-term environmental liabilities	$160,113
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 26, 2020, the Company estimates this exposure could range up to approximately $78 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
Foreign Currency Exchange Rate Risk
Foreign currency fluctuations affect investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, product shipments, and foreign currency denominated debt. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar. Management may use foreign currency forward contracts to selectively hedge its foreign currency cash flow exposure and manage risk associated with changes in currency exchange rates. The Company’s principal foreign currency exposure is to the Canadian dollar, and to a lesser extent, the euro.
The notional amounts of outstanding derivative instruments are as follows:

	September 26, 2020	December 31, 2019
Interest rate swaps (a)	$200,000	$200,000
Foreign exchange forward contracts (b)	$151,331	$343,665
Foreign exchange forward contracts (c)	$67,224	$83,126
(a) Maturity date of December 2020
(b) Various maturity dates through March 2021
(c) Various maturity dates in 2022 and 2028
The fair values of derivative instruments included in the consolidated balance sheets as of September 26, 2020 and December 31, 2019 are provided in the below table. See Note 10 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	September 26, 2020	December 31, 2019
Assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid and other current assets	$1,502	$4,857
Foreign exchange forward contracts	Other assets	—	5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid and other current assets	—	246

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	(917)	(639)
Foreign exchange forward contracts	Accrued and other current liabilities	(2,361)	(340)
Foreign exchange forward contracts	Other long-term liabilities	(1,978)	(759)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued and other current liabilities	—	(16)
Total net derivative assets (liabilities)		$(3,754)	$3,354
The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended September 26, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$273	$(595)	Interest expense
Foreign exchange forward contracts	$2,176	$223	Other operating income (expense), net
Foreign exchange forward contracts	$3,197	$(3,197)	Cost of sales
Foreign exchange forward contracts	$1,992	$1,316	Interest income and other, net

	Three Months Ended September 28, 2019
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(64)	$172	Interest expense
Foreign exchange forward contracts	$(5,940)	$(76)	Other operating income (expense), net
Foreign exchange forward contracts	$1,256	$(1,256)	Cost of sales
Foreign exchange forward contracts	$(2,000)	$(1,290)	Interest income and other, net

	Nine Months Ended September 26, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,709)	$(1,431)	Interest expense
Foreign exchange forward contracts	$(18,442)	$(771)	Other operating income (expense), net
Foreign exchange forward contracts	$6,666	$(6,666)	Cost of sales
Foreign exchange forward contracts	$(2,718)	$(3,281)	Interest income and other, net

	Nine Months Ended September 28, 2019
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(2,237)	$728	Interest expense
Foreign exchange forward contracts	$(1,903)	$600	Other operating income (expense), net
Foreign exchange forward contracts	$8,822	$(8,822)	Cost of sales
Foreign exchange forward contracts	$1,031	$2,077	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the consolidated statement of income were as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign exchange forward contracts	Other operating income (expense), net	$—	$(137)	$(703)	$193

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	September 26, 2020	December 31, 2019
Interest rate cash flow hedges	$(715)	$(499)
Foreign exchange cash flow hedges	$(937)	$1,789
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

10.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	September 26, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$82,889	$82,889	$—	$64,025	$64,025	$—
Foreign currency forward contracts (a)	1,502	—	1,502	5,108	—	5,108

Liabilities (b):
Interest rate swaps (a)	917	—	917	639	—	639
Foreign currency forward contracts (a)	4,339	—	4,339	1,115	—	1,115
Fixed-rate long-term debt	582,795	—	428,521	585,027	—	465,449
Variable-rate long-term debt	492,175	—	498,875	494,299	—	498,875
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(126,638)	$(135,590)
Other comprehensive gain (loss) before reclassifications	4,781	—
Income tax on other comprehensive loss	(1,238)	—
Reclassifications to earnings: (a)
Amortization of losses	10,143	7,829
Amortization of prior service costs	422	311
Income tax on reclassifications	(2,061)	(1,804)
Foreign currency adjustments	—	(214)
Net comprehensive gain (loss) on employee benefit plans, net of tax	12,047	6,122
Balance, end of quarter	(114,591)	(129,468)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	1,290	(11,622)
Other comprehensive gain (loss) before reclassifications	(16,203)	5,713
Income tax on other comprehensive income	3,778	(1,446)
Reclassifications to earnings: (b)
Interest rate contracts	1,431	(728)
Foreign exchange contracts	10,718	6,145
Income tax on reclassifications	(2,666)	(1,702)
Net comprehensive gain (loss) on derivative instruments, net of tax	(2,942)	7,982
Balance, end of quarter	(1,652)	(3,640)

Foreign currency translation adjustments:
Balance, beginning of year	(13,879)	(8,485)
Foreign currency translation adjustment, net of tax of $0 and $0	9,989	(12,905)
Balance, end of quarter	(3,890)	(21,390)

Accumulated other comprehensive income (loss), end of quarter	$(120,133)	$(154,498)
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
12.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
For the nine months ended September 26, 2020
Balance, December 31, 2019	63,136,129	$632	—	$—	$399,020	$422,373	$(139,227)	$682,798
Net income (loss)	—	—	—	—	—	(8,130)	—	(8,130)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	19,094	19,094
Issuance of common stock under incentive stock plans	390,448	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	6,839	—	—	6,839
Repurchase of common stock	(191,659)	(3)	—	—	(454)	—	—	(457)
Balance, September 26, 2020	63,334,918	$633	—	$—	$405,401	$414,243	$(120,133)	$700,144

For the three months ended September 26, 2020
Balance, June 27, 2020	63,347,326	$633	—	$—	$403,737	$385,383	$(141,027)	$648,726
Net income (loss)	—	—	—	—	—	28,860	—	28,860
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20,894	20,894
Issuance of common stock under incentive stock plans	(6,305)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,682	—	—	1,682
Repurchase of common shares	(6,103)	—	—	—	(18)	—	—	(18)
Balance, September 26, 2020	63,334,918	$633	—	$—	$405,401	$414,243	$(120,133)	$700,144

For the nine months ended September 28, 2019
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net income (loss)	—	—	—	—	—	(51,183)	—	(51,183)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,199	1,199
Preferred stock converted to common stock	13,361,678	133	(1,725,000)	(17)	(116)	—	—	—
Issuance of common stock under incentive stock plans	980,968	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	5,696	—	—	5,696
Repurchase of common stock	(422,965)	(4)	—	—	(5,826)	—	—	(5,830)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,395)	—	(7,395)
Preferred stock dividends ($6.00 per share)	—	—	—	—	—	(10,350)	—	(10,350)
Balance, September 28, 2019	63,210,811	$632	—	$—	$399,234	$393,640	$(154,498)	$639,008

For the three months ended September 28, 2019
Balance, June 29, 2019	49,848,087	$498	1,725,000	$17	$397,115	$411,306	$(142,370)	$666,566
Net income (loss)	—	—	—	—	—	(14,216)	—	(14,216)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12,128)	(12,128)
Preferred stock converted to common stock	13,361,678	133	(1,725,000)	(17)	(116)	—	—	—
Issuance of common stock under incentive stock plans	953	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,240	—	—	2,240
Repurchase of common shares	93	1	—	—	(5)	—	—	(4)
Common stock dividends	—	—	—	—	—	—	—	—
Preferred stock dividends ($2.00 per share)	—	—	—	—	—	(3,450)	—	(3,450)
Balance, September 28, 2019	63,210,811	$632	—	$—	$399,234	$393,640	$(154,498)	$639,008

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

Series A Mandatory Convertible Preferred Stock
On August 15, 2019 each share of the Preferred Stock automatically converted into shares of common stock at the conversion rate per share of 7.7459 and the Company issued approximately 13.4 million shares of common stock.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the nine months ended September 26, 2020 and September 28, 2019, the Company did not repurchase any common shares under this buyback program. As of September 26, 2020, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income (loss) from continuing operations	$28,877	$(14,353)	$(8,886)	$(61,614)
Preferred Stock dividends	—	(1,777)	—	(8,582)
Income (loss) from continuing operations attributable to common stockholders	28,877	(16,130)	(8,886)	(70,196)
Income (loss) from discontinued operations	(17)	137	756	10,431
Net income (loss) available for common stockholders	$28,860	$(15,993)	$(8,130)	$(59,765)

Shares used for determining basic earnings per share of common stock	63,310,689	56,089,839	63,178,342	51,576,123
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	605,553	—	—	—
Preferred stock	—	—	—	—
Shares used for determining diluted earnings per share of common stock	63,916,242	56,089,839	63,178,342	51,576,123

Basic per share amounts
Income (loss) from continuing operations	$0.46	$(0.29)	$(0.14)	$(1.36)
Income (loss) from discontinued operations	—	—	0.01	0.20
Net income (loss)	$0.46	$(0.29)	$(0.13)	$(1.16)
Diluted per share amounts
Income (loss) from continuing operations	$0.45	$(0.29)	$(0.14)	$(1.36)
Income (loss) from discontinued operations	—	—	0.01	0.20
Net income (loss)	$0.45	$(0.29)	$(0.13)	$(1.16)
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock options	152,281	225,934	152,281	225,934
Performance and restricted stock	564,425	688,029	2,676,002	502,888
Total anti-dilutive instruments	716,706	913,963	2,828,283	728,822

14.    Incentive Stock Plans
The Company’s total stock-based compensation expense for the three months ended September 26, 2020 and September 28, 2019 was $2 million and $2 million, respectively. The Company’s total stock-based compensation expense for the nine months ended September 26, 2020 and September 28, 2019 was $7 million and $6 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first nine months of 2020. The 2020 restricted stock unit awards vest over three years. The 2020 performance-based stock unit award payout is calculated using a combination of Company specific performance metrics and total shareholder return, which is measured on an absolute basis as well as relative to a peer group of companies. Depending on performance against these

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded.
In March 2020, the performance-based share units granted in 2017 were settled at an average of 76 percent of the performance-based stock units awarded, resulting in the issuance of 266,154 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the nine months ended September 26, 2020:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	205,026	$36.10	833,596	$14.55	1,190,526	$17.77
Granted	—	—	426,469	3.73	1,100,567	2.07
Forfeited	—	—	(62,443)	12.66	(63,741)	17.06
Exercised or settled	—	—	(345,045)	11.71	(403,927)	15.68
Expired or cancelled	(52,745)	29.79	—	—	—	—
Outstanding at September 26, 2020	152,281	$38.29	852,577	$10.50	1,823,425	$8.78

15.    Employee Benefit Plans
The Company has defined benefit pension and other long-term and postretirement benefit plans covering certain union and non-union employees, primarily in the U.S., Canada and France. The defined benefit pension plans are closed to new participants. The liabilities for these plans are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events.
The components of net periodic benefit costs from these plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$2,719	$2,412	$346	$456
Interest cost	6,350	9,199	(1,971)	352
Expected return on plan assets	(10,561)	(13,111)	—	—
Amortization of prior service cost	179	142	(38)	(38)
Amortization of losses	3,428	2,590	(47)	20
Total net periodic benefit cost	$2,115	$1,232	$(1,710)	$790

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$7,959	$7,338	$1,031	$1,387
Interest cost	18,942	27,949	(1,469)	1,072
Expected return on plan assets	(31,449)	(40,474)	—	—
Amortization of prior service cost	537	426	(115)	(115)
Amortization of losses	10,282	7,768	(138)	61
Total net periodic benefit cost	$6,271	$3,007	$(691)	$2,405
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

16.    Income Taxes
Given the combination of the Company’s results during the three and nine months ended September 26, 2020 and certain tax adjustments recorded during those periods, as described below, the effective tax rates from continuing operations for the three and nine months ended September 26, 2020 are not meaningful. The effective tax rate from continuing operations were a benefit of 24 percent and 30 percent for the three and nine months ended September 28, 2019 respectively.
The current quarter and year-to-date September 26, 2020 effective rate differs from the federal statutory rate of 21 percent primarily due to the release of certain valuation allowances related to nondeductible U.S. interest expense, benefits from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), return to accrual adjustments, and tax credits, partially offset by increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation. The effective tax rate benefit for the three and nine months ended September 28, 2019 differs from the federal statutory rate primarily due to tax credits and excess tax deductions on vested stock compensation which vested in that period.
On March 27, 2020, the United States Congress passed the CARES Act to provide taxpayer protection against the economic impacts of COVID-19. As part of the CARES Act, the Company is able to carry 2019 and 2020 tax net operating losses back to tax years when the U.S. Federal Statutory rate was 35 percent compared with the current 21 percent. The Company has recognized a $20 million tax benefit arising from the remeasured increased value of the tax net operating loss and has recorded a $33 million current receivable related to the refund expected to be received in the fourth quarter of 2020. The Company has also recorded a tax receivable related to the 2020 tax return to be filed in 2021. This receivable is not expected to be realized until the fourth quarter of 2021 and is therefore recorded in “Other Noncurrent Assets” in the current quarter. Separately, the Company has a $22 million current receivable related to tax years under examination by the IRS. The Company believes the examination will be completed in time to receive this refund within the next twelve months.
There has been an increase of $1 million to the balance of unrecognized tax benefits reported at December 31, 2019.

The tax benefit for the three and nine-month periods ended September 26, 2020 includes an adjustment to reverse a valuation allowance, which was initially recorded for the year ended December 31, 2019, on a deferred tax asset generated from a disallowed interest deduction. Under the Internal Revenue Code Section 163(j), U.S. interest is only deductible up to 30 percent of “adjusted taxable income” (“ATI”). The disallowed interest deduction can be carried forward indefinitely but will only be realized to the extent the Company has net U.S. interest expense below 30 percent of ATI in any given year after first utilizing its current year interest expense. Based on its projected interest expense and ATI, the Company does not believe it will be able to realize any of the existing suspended interest deductions and, as a result, had recorded a full valuation allowance on these deferred tax assets as of December 31, 2019. However, in December of 2019 the American Institute of Certified Public Accountants (“AICPA”) issued Technical Questions and Answers (“TQA”) 3300.01-02 which asserts that a valuation allowance should only be recognized to the extent that the reversal of existing deferred tax assets and liabilities is not sufficient to realize the disallowed interest carryforward, ignoring material evidence including the expectation of future earnings or losses and future interest expense. In strict compliance with the AICPA’s TQA, in the second quarter of 2020, the Company reversed a portion of the valuation allowance on the deferred tax assets generated from disallowed interest through the second quarter of 2020 resulting in a $11 million increase in the tax benefit, of which $9 million related to the year ended December 31, 2019. The Company has determined that the adjustment was not material to the December 31, 2019 consolidated financial statements, nor to the consolidated financial statements for the three months ended June 27, 2020, and the three and nine-months ended September 26, 2020. The Company’s conclusion was reached in consideration of qualitative factors such as the fact that the deferred tax asset will likely never be realized or impact cash taxes and the fact that the income tax benefit does not impact operating cash flows, operating income, earnings before interest, depreciation and amortization and adjusted free cash flow. The continued application of this AICPA guidance is expected to result in future recognition of additional deferred tax assets that the Company believes will not be realized.

17.    Segment and Geographical Information
The Company operates in the following five business segments: High Purity Cellulose, Forest Products, Paperboard, Pulp & Newsprint and Corporate. All prior period amounts presented herein have been reclassified to conform to this segment structure. The Corporate operations consist primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. The Company allocates a portion of the cost of maintaining these support functions to its operating units.

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
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
High Purity Cellulose
Cellulose Specialties	$168,549	$180,718	$489,859	$563,604
Commodity Products	64,916	67,348	206,867	197,492
Other sales (a)	19,243	19,675	60,614	61,445
Total High Purity Cellulose	252,708	267,741	757,340	822,541
Forest Products
Lumber	85,419	49,195	201,385	170,855
Other sales (b)	17,457	16,265	54,080	50,982
Total Forest Products	102,876	65,460	255,465	221,837
Paperboard
Paperboard	46,862	53,818	140,492	151,161
Pulp & Newsprint
Pulp	29,622	26,159	91,444	94,746
Newsprint	7,937	19,948	35,633	66,613
Total Pulp & Newsprint	37,559	46,107	127,077	161,359
Eliminations	(16,081)	(16,997)	(49,890)	(49,476)
Total net sales	$423,924	$416,129	$1,230,484	$1,307,422
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other Company segments and third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
High Purity Cellulose	$7,752	$6,745	$9,615	$10,665
Forest Products	25,184	(5,076)	20,072	(26,664)
Paperboard	3,380	2,426	14,315	595
Pulp & Newsprint	(6,179)	(4,322)	(17,558)	3,241
Corporate	(12,749)	(8,337)	(36,484)	(39,320)
Total operating income (loss)	$17,388	$(8,564)	$(10,040)	$(51,483)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Identifiable assets by segment were as follows:

	September 26, 2020	December 31, 2019
High Purity Cellulose	$1,519,160	$1,559,073
Forest Products	175,780	171,167
Paperboard	135,317	145,030
Pulp & Newsprint	104,220	102,959
Corporate	555,966	501,918
Total identifiable assets	$2,490,443	$2,480,147
18.    Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 22 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, that are outside the normal course of business for the nine months ended September 26, 2020. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts.
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
In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its Kapuskasing facility, and orders claiming penalties of CAD $25 million in connection therewith were issued by the IESO. More particularly, the orders would require the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10-year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complies with the remaining terms of the orders. The Company believes it has complied in all material respects with the published rules and is vigorously contesting IESO’s orders, including filing of proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. The Company does not believe the ultimate outcome of this dispute will be material to its business or financial condition, although no assurances can be given.
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
As of September 26, 2020, all of the Company’s collective bargaining agreements covering its unionized employees are current.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 26, 2020, the Company had net exposure of $43 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $86 million as of September 26, 2020, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $33 million at September 26, 2020.
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
19.    Supplemental Disclosures of Cash Flows Information
Supplemental disclosures of cash flows information were comprised of the following for the nine months ended:

	September 26, 2020	September 28, 2019
Cash paid (received) during the period:
Interest	$33,934	$37,126
Income taxes	$1,086	$1,858

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Consolidated Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report.”)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. This MD&A should be read in conjunction with our 2019 Annual Report on Form 10-K and information contained in our subsequent Forms 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
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
Business
We are a global leader of cellulose-based technologies, including high purity cellulose specialties, a natural polymer commonly found in cell phone and computer screens, filters, food, pharmaceuticals and other industrial applications. In addition, we manufacture products for lumber, paper and packaging markets which provide more diversified earnings streams.
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
Coronavirus
Our businesses have been significantly impacted by the coronavirus ("COVID-19") pandemic. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, our manufacturing facilities in the U.S., Canada and France have remained operating. In order to mitigate the impact of COVID-19 on our financial results and operations, we have taken the following actions:
•To ensure the safety of our employees and the continuity of our operations, we have implemented exacting protocols to reduce the potential spread of COVID-19 in our operating facilities and work spaces.
•To control costs and minimize pandemic driven losses, we have curtailed operations as necessary to match production with market demand.
•To maximize cash flow and liquidity, we entered into an amendment of our Senior Secured Credit Facilities under which, among other changes, the lenders have agreed to relax the financial covenants through 2022 and provide additional liquidity by reducing the minimum availability we are required to maintain. See Note 7 — Long Term Debt and Finance Leases and Management’s Discussion and Analysis of Liquidity and Capital Resources for additional information.
Due to the financial impacts of COVID-19, we are actively monitoring the recoverability of the carrying value of our long-term assets compared to the business’s future estimated undiscounted future cash flows. During the three and nine months ended September 26, 2020, we did not recognize any impairment charges related to long-lived assets held for use. However, our estimates of undiscounted cash flows are highly subjective and actual results may vary from the estimates due to the current uncertain market conditions and their impact on the projection of long-term financial performance. We will continue to evaluate the recoverability of these and other assets as necessary.
Market Assessment
The full year outlook for each of our segments remains difficult to provide due to the uncertainty of the magnitude and timing of economic recovery due to the COVID-19 pandemic and the risk of supply chain disruptions beyond our control. As such, we have determined to suspend our guidance. The market assessment below represents our best current estimate of each business in this environment.
High Purity Cellulose
During the third quarter, we experienced a reduction in overall sales volumes for our cellulose specialties products driven by weakness in the industrial, automotive and construction markets. We believe our diversified end-markets, and our customers’ focus on security of supply, provide greater earnings stability but does not eliminate the risk associated with the demand impact of COVID-19 on our end markets. The outlook for sales of cellulose specialties is highly dependent on the global economic recovery, which will likely continue to be negatively impacted by the pandemic for the foreseeable future. For our commodity products, viscose prices have improved from lows and are expected to continue into the fourth quarter, with price increases for both October and November, marking the first increase in two years. Meanwhile, fluff pulp prices have declined modestly. Overall, we expect higher commodity sales in the fourth quarter due to shipping delays and strong production in the third quarter.
Certain costs, including wood, energy and commodity chemical prices have declined from prior year levels due to both market conditions and strategic actions. However, future input prices and availability are difficult to predict due to the current unprecedented economic conditions.

Forest Products
Late in the second quarter, lumber sales prices surged on the back of strong repair and remodel activity with high demand for stud lumber. U.S. housing starts in September 2020 were approximately 1.4 million units, seasonally adjusted, which is an improvement from lows in April of 0.9 million units. Market prices reached all-time highs in September before trailing off in October. We expect strong volumes in the fourth quarter with historically high sales prices.
As announced in February by the U.S. Department of Commerce, we expect duties on softwood lumber imported into the U.S. to be reduced from 20 percent to 8 percent in late 2020. Since 2017, we have paid approximately $80 million in duties.
Paperboard
COVID-19 has had a modest impact on Paperboard sales while profitability has benefited from lower input costs offset by sales and mix impact declines. Paperboard for packaging and lottery markets have been generally resilient, while commercial printing has shown weakness.
Pulp & Newsprint
After significant improvements in high yield pulp demand and pricing at the beginning of the year, the weakness in the broader paper pulp market caused by the COVID-19 pandemic has negatively impacted pricing of high yield pulp products. Prices have recently increased, while overall input costs have remained stable and we expect to produce at normal levels for the near future with elevated sales volumes in the fourth quarter due to improved logistics.

Demand for newsprint products has declined approximately 31 percent since the beginning of the year, primarily due to COVID-19, resulting in reduced sales prices and volumes. In response, North American producers have announced production downtime, resulting in a temporary reduction of newsprint production capacity of approximately one third. We are managing our production to maximize profitability and optimize cash flows until the market stabilizes, including reducing capacity to run only one of our two production lines. Late in the third quarter, we launched the Envirosmart™ food service bag targeting the quick service restaurant end-market and used for sandwiches and to-go orders, which have grown in the post COVID-19 environment.
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

Results of Operations

Financial Information	Three Months Ended		%	Nine Months Ended		%
(in millions, except percentages)	September 26, 2020	September 28, 2019	Change	September 26, 2020	September 28, 2019	Change
Net Sales	$424	$416	2%	$1,230	$1,307	(6)%
Cost of Sales	(374)	(399)		(1,150)	(1,265)
Gross Margin	50	17	201%	80	42	90%
Selling, general and administrative expenses	(20)	(23)		(62)	(72)
Duties	(8)	(5)		(20)	(16)
Foreign exchange gains (losses)	(1)	—		1	(3)
Other operating income (expense), net	(4)	3		(9)	(2)
Operating Income (Loss)	17	(8)	317%	(10)	(51)	80%
Interest expense	(16)	(15)		(47)	(43)
Interest income and other, net	(3)	3		(3)	3
Net periodic pension and OPEB income (expense), excluding service costs	3	1		3	3
Income (Loss) From Continuing Operations Before Income Taxes	1	(19)	105%	(57)	(88)	35%
Income tax benefit (expense)	28	5		48	26
Income (Loss) from Continuing Operations	$29	$(14)	307%	$(9)	$(62)	85%
Income (loss) from discontinued operations, net of taxes	—	—		1	10
Net Income (Loss)	$29	$(14)		$(8)	$(52)

Gross Margin %	12%	4%		7%	3%
Operating Margin %	4%	(2)%		(1)%	(4)%
Effective Tax Rate %	1,964%	24%		84%	30%
Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Net sales (in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
High Purity Cellulose	$253	$268	$757	$822
Forest Products	103	65	255	222
Paperboard	47	54	140	151
Pulp & Newsprint	38	46	127	161
Eliminations	(17)	(17)	(49)	(49)
Total net sales	$424	$416	$1,230	$1,307
Net sales increased $8 million during the three months ended September 26, 2020, up by approximately 2 percent when compared to the same prior year period due primarily to strong lumber prices and higher cellulose specialties prices as well as higher commodity volumes, partially offset by lower commodity prices and lower volumes and prices for paperboard and newsprint. Net sales declined by $77 million during the nine months ended September 26, 2020 when compared to the nine months ended September 28, 2019. These decreases were primarily driven by lower prices for commodity products and newsprint, as well as lower volumes for cellulose specialties products and lumber, partially offset by higher commodity volumes, higher lumber prices and higher cellulose specialties prices. For further discussion, see Operating Results by Segment.
Operating income (loss) by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating income (loss) (in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
High Purity Cellulose	$8	$7	$10	$11
Forest Products	25	(5)	20	(27)
Paperboard	3	2	14	1
Pulp & Newsprint	(6)	(4)	(18)	3
Corporate	(13)	(8)	(36)	(39)
Total operating income (loss)	$17	$(8)	$(10)	$(51)
The operating loss for the three month period ended September 26, 2020 improved by $25 million, to operating income of $17 million when compared to the same prior year period primarily due to strong lumber prices, lower costs and higher cellulose specialties prices. For the nine months ended September 26, 2020, the operating loss of $10 million improved by $41 million when compared to the same prior year period, primarily driven by higher lumber prices, lower costs, higher cellulose specialties prices and higher sales volumes for commodity products. For further discussion, see Operating Results by Segment.
Non-operating Expenses
Interest expense increased $1 million to $16 million for the three months ended September 26, 2020 when compared to the same prior year period. Interest expense increased $4 million to $47 million for the nine months ended September 26, 2020 compared to the same prior year period. The increases were due to higher interest rates resulting from higher interest spreads on our amended Senior Secured Credit Facilities, partially offset by slightly lower debt levels. See Note 7 — Long Term Debt and Finance Leases for further information.
Income Tax Benefit (Expense)
Given the combination of our results during the three and nine months ended September 26, 2020 and certain tax adjustments recorded during those periods, the effective tax rates from continuing operations for the three and nine months ended September 26, 2020 are not meaningful. The 2020 effective tax rate benefit for these periods differs from the federal statutory rate of 21 percent primarily due to the release of certain valuation allowances related to nondeductible U.S. interest expense, benefits from the CARES Act, return to accrual adjustments, and tax credits. These differences are partially offset by remaining nondeductible U.S. interest expense, taxable income generated from the 2020 credit agreement amendment, increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation.

The third quarter and year to date September 28, 2019 effective tax rate from continuing operations was a benefit of 24 percent and 30 percent, respectively. The effective tax rate differs from the federal statutory rate of 21 percent primarily due to nondeductible interest expense in the U.S., tax credits, excess tax deductions on vested stock compensation, U.S. Global Intangible Low-Taxed Income, and different statutory tax rates of foreign operations. See Note 16 — Income Taxes for additional information.
Discontinued Operations
The Company has presented the operating results for its Matane operations that was sold in November 2019 as discontinued operations for the three and nine months ended September 28, 2019. Included in discontinued operations is allocated interest expense for debt that was required to be repaid upon completion of the sale. The three and nine months ended September 28, 2019 also include legal and administrative costs to sell the operation. The Company had an after tax benefit of $1 million as a result of the working capital adjustments as required by the sale agreement for the nine months ended September 26, 2020.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales	$253	$268	$757	$822
Operating income (loss)	$8	$7	$10	$11
Average Sales Prices ($ per metric ton):
Cellulose Specialties	$1,348	$1,317	$1,321	$1,303
Commodity Products	$624	$768	$611	$803
Sales Volumes (thousands of metric tons):
Cellulose Specialties	125	137	371	432
Commodity Products	104	88	338	246
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	September 28, 2019	Price	Volume/Mix/Other	September 26, 2020
Cellulose Specialties	$181	$4	$(16)	$169
Commodity Products	67	(11)	9	65
Other sales (a)	20	—	(1)	19
Total Net Sales	$268	$(7)	$(8)	$253
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.
Total net sales for the three months ended September 26, 2020 declined $15 million, or 6 percent, to $253 million. This decline was driven by a 9 percent decrease in cellulose specialties volumes primarily due to the continued negative impact of COVID-19 and related demand weakness in the industrial, automotive and construction end markets. Commodity product sales prices declined 19 percent also primarily driven by the COVID-19 impact on the larger commodity pulp and textile markets. This decline was partially offset by a 18 percent increase in commodity sales volumes and a 2 percent increase in cellulose specialties sales prices.

Nine Months Ended		Changes Attributable to:
Net Sales (in millions)	September 28, 2019	Price	Volume/Mix/Other	September 26, 2020
Cellulose Specialties	$564	$7	$(81)	$490
Commodity Products	197	(55)	65	207
Other sales (a)	61	—	—	61
Total Net Sales	$822	$(48)	$(16)	$757
(a) Other sales consist of electricity, resins, lignin and other by-products to third-parties.

Total net sales for the nine months ended September 26, 2020 declined $65 million, or 8 percent, to $757 million. The decline was driven by a 14 percent decrease in cellulose specialties volumes as well as a 24 percent decrease in commodity prices when compared to the same prior year period. These were partially offset by a 37 percent improvement in commodity product volumes and a 1 percent increase in cellulose specialties sales prices.
Changes in High Purity Cellulose operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$7	$(7)	$(7)	$14	$1	$8
Operating margin %	2.6%	(2.6)%	(2.8)%	5.5%	0.4%	3.1%
(a) Sales Volume computed based on contribution margin.
Operating income for the three months ended September 26, 2020 was $8 million, which was consistent with the same prior year period. Lower commodity product sales prices and lower cellulose specialty sales volumes were offset by a decrease in costs of $14 million during the three months ended September 26, 2020 and higher cellulose specialties sales prices. The favorable costs were largely driven by lower wood and chemical prices as well as improved operations.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$11	$(48)	$(28)	$73	$2	$10
Operating margin %	1.3%	(6.1)%	(3.8)%	9.6%	0.3%	1.3%
(a) Sales Volume computed based on contribution margin.
Operating income declined by $1 million during the nine months ended September 26, 2020 to $10 million when compared to the same prior year period. The decrease was driven by lower cellulose specialties sales volumes and commodity product sales prices, partially offset by higher commodity product volumes and higher cellulose specialties prices. Costs decreased by $73 million during the nine months ended September 26, 2020 due primarily to lower wood, chemical and energy prices as well as improved operations.
Forest Products

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales	$103	$65	$255	$222
Operating income (loss)	$25	$(5)	$20	$(27)
Average Sales Prices ($ per thousand board feet):
Lumber	$592	$366	$463	$370
Sales Volumes (millions of board feet):
Lumber	144	134	435	462

Changes in Forest Products net sales are as follows:

Three Months Ended	September 28, 2019	Changes Attributable to:		September 26, 2020
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$49	$32	$4	$85
Other sales (a)	16	—	1	17
Total Net Sales	$65	$32	$5	$103
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the three months ended September 26, 2020 increased $38 million, or 57 percent, to $103 million. Average lumber sales prices improved by 62 percent and lumber sales volumes improved by 7 percent as a result of strong lumber markets and increased productivity. Other sales improved due to higher chips sales.

Nine Months Ended	September 28, 2019	Changes Attributable to:		September 26, 2020
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$171	$40	$(10)	$201
Other sales (a)	51	—	3	54
Total Net Sales	$222	$40	$(7)	$255
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the nine months ended September 26, 2020 increased $33 million, or 15 percent when compared to the same prior year period ended 2019. Although lumber sales volumes fell 6 percent, as a result of the planned mill closures, primarily in the second quarter of 2020 due to the COVID-19 pandemic, lumber sales prices improved by 25 percent due to strong market demand in the third quarter. Log and chips sales were both higher during the nine months ended September 26, 2020.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$(5)	$32	$2	$(1)	$(3)	$25
Operating margin %	(7.7)%	35.5%	0.3%	(1.0)%	(2.9)%	24.2%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $30 million for the three months ended September 26, 2020 to operating income of $25 million. The favorable change was driven by higher lumber sales prices partially offset by higher lumber duties resulting from the higher sales prices and increased volumes sold to the U.S.

Nine Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$(27)	$40	$—	$10	$(3)	$20
Operating margin %	(12.2)%	17.1%	—%	3.9%	(1.2)%	7.6%
(a) Sales Volume computed based on contribution margin.

Operating results improved by $47 million during the nine months ended September 26, 2020 to an operating income of $20 million. The favorable results were driven by higher lumber prices and lower costs due to lower wood and energy costs as well as lower fixed costs as a result of the planned mill closures previously mentioned. Selling, general and administrative expenses increased from higher duties driven by higher lumber prices and higher volumes sold to the U.S. during the nine months ended September 26, 2020.
Paperboard

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales	$47	$54	$140	$151
Operating income	$3	$2	$14	$1
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,048	$1,097	$1,082	$1,105
Sales Volumes (in thousands of metric tons) (a):
Paperboard	45	49	130	137
Changes in Paperboard net sales are as follows:

Three Months Ended	September 28, 2019	Changes Attributable to:		September 26, 2020
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$54	$(2)	$(5)	$47
Total net sales for the three months ended September 26, 2020 decreased $7 million, or 13 percent, to $47 million. The decrease was primarily from a 4 percent decline in paperboard sales prices due to increased competition. In addition, sales volumes decreased 8 percent primarily due to the negative impact on demand from COVID-19 and increased competition.

Nine Months Ended	September 28, 2019	Changes Attributable to:		September 26, 2020
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$151	$(3)	$(8)	$140
Total net sales for the nine months ended September 26, 2020 decreased $11 million or 7 percent, to $140 million. Paperboard sales prices declined by approximately 2 percent, due to increased competition. Paperboard sales volumes declined by approximately 5 percent primarily due to the negative impact on demand from COVID-19 and increased competition.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$2	$(2)	$(2)	$5	$—	$3
Operating margin %	3.7%	(3.7)%	(4.3)%	10.6%	—%	6.3%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $1 million for the three months ended September 26, 2020 to operating income of $3 million. The increase was driven primarily by lower raw material pulp prices as well as favorable transportation costs, partly offset by lower sales prices and volumes.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$1	$(3)	$(3)	$20	$(1)	$14
Operating margin %	0.7%	(2.0)%	(2.2)%	14.3%	(0.7)%	10.1%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $13 million during the nine months ended September 26, 2020 to operating income of $14 million. The improvement was due primarily to lower raw material pulp prices as well as lower transportation costs, partly offset by lower average sales prices and volumes.
Pulp and Newsprint

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales	$38	$46	$127	$161
Operating income (loss)	$(6)	$(4)	$(18)	$3
Average Sales Prices ($ per metric ton):
Pulp (a)	$486	$455	$481	$524
Newsprint	$428	$532	$418	$542
Sales Volumes (in metric tons):
Pulp (a)	49	45	154	145
Newsprint	19	38	85	123
Average sales prices and volumes for external sales only. For the three month period ended September 26, 2020 and September 28, 2019, the Pulp & Newsprint segment sold approximately 16,000 MT and 16,000 MT of high-yield pulp for $6 million and $6 million, respectively, to the Paperboard segment. For the nine month period ended September 26, 2020 and September 28, 2019, the Pulp & Newsprint segment sold approximately 50,000 MT and 48,000 MT of high-yield pulp for $18 million and $19 million, respectively, to the Paperboard segment.

Changes in Pulp & Newsprint net sales are as follows:

Three Months Ended	September 28, 2019	Changes Attributable to:		September 26, 2020
Net Sales (in millions)		Price	Volume/Mix
Pulp	$26	$2	$2	$30
Newsprint	20	(2)	(10)	8
Total Net Sales	$46	$—	$(8)	$38
Total net sales for the three months ended September 26, 2020 declined $8 million, or 19 percent, to $38 million. Pulp sales prices increased by 7 percent primarily while pulp sales volumes increased by 9 percent. Newsprint sales price declined 20 percent primarily due to lower demand as a result of the COVID-19 pandemic. Newsprint sales volumes decreased 50 percent primarily due to the production curtailments at the Kapuskasing mill to address the weak demand for newsprint.

Nine Months Ended	September 28, 2019	Changes Attributable to:		September 26, 2020
Net Sales (in millions)		Price	Volume/Mix
Pulp	$95	$(8)	$5	$91
Newsprint	67	(11)	(20)	36
Total Net Sales	$161	$(19)	$(15)	$127

Total sales for the nine months ended September 26, 2020 were down $34 million or 21 percent when compared to the same nine months ended September 28, 2019. Pulp sales prices were down 8 percent as a result of weaker market conditions, while pulp sales volumes rose 6 percent due to the absence of production issues that occurred during the prior year. Newsprint sales price and volume declined by 23 percent and 31 percent, respectively, due primarily to weaker market conditions caused by the COVID-19 pandemic.
Changes in Pulp & Newsprint operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$(4)	$—	$(5)	$3	$—	$(6)
Operating margin %	(8.7)%	—%	(15.0)%	7.9%	—%	(15.8)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $2 million for the three months ended September 26, 2020 to an operating loss of $6 million. The decline was primarily driven by lower newsprint sales prices and volumes. Costs decreased due to lower transportation and energy costs.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 28, 2019	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 26, 2020
Operating income (loss)	$3	$(19)	$(10)	$6	$2	$(18)
Operating margin %	1.9%	(13.1)%	(9.2)%	4.7%	1.6%	(14.1)%
(a) Sales Volume computed based on contribution margin.
Operating income decreased $21 million during the nine months ended September 26, 2020 to an operating loss of $18 million. The decline was primarily driven by lower prices in both product lines as well a decrease in newsprint volumes during the year to date period ended September 26, 2020. Costs decreased due to lower transportation, chemical, labor and maintenance costs partially offset by lower energy credits at the Kapuskasing mill.
Corporate

	Three Months Ended		Nine Months Ended
Operating Income (Loss) (in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating loss	$(13)	$(8)	$(36)	$(39)
The operating loss for the three months ended September 26, 2020 increased $5 million primarily from the impact of a $4 million insurance recovery in the third quarter of 2019 and unfavorable foreign exchange impacts of $2 million offset by lower costs in the current period.
The operating loss for the year to date ended September 26, 2020 decreased $3 million primarily due to favorable foreign exchange impacts of $3 million and overall lower spending in the current year, partly offset by higher non-cash amortization of technology assets in the current year and the impact of a $4 million insurance recovery in the nine months ended September 28, 2019.

Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, our operating cash flows have declined significantly since early 2019 due to significant decreases in the market prices for commodity products, primarily viscose, fluff, high-yield pulp, lumber, paperboard and newsprint. Viscose prices were significantly impacted by the Chinese duties imposed. Further, some of these declines have been exacerbated by the COVID-19 pandemic impact on demand during 2020. In response, we have amended the financial covenants and certain other provisions of our Senior Secured Credit Facilities, most recently on June 5, 2020. The latest amendment to our Senior Secured Credit Facilities reduced the restrictions of our first lien secured gross leverage ratio and the interest coverage ratio tests, and provided additional liquidity.
As of September 26, 2020, we remain well within compliance with our financial covenants under our amended Senior Secured Credit Facilities including a gross secured leverage ratio of 4.0 times covenant EBITDA compared to a requirement of 6.65 times, and an interest coverage ratio of 2.4 times covenant EBITDA compared to a requirement of 1.4 times. The lenders under the Credit Facilities have a first priority security interest in substantially all present and future material U.S. and Canadian assets, excluding the assets of certain non-guarantor subsidiaries. The non-guarantor subsidiaries had assets of $1.7 billion, year-to-date revenue of $148 million, covenant EBITDA for the last twelve months of $1 million and liabilities of $1.5 billion as of September 26, 2020. We continue to believe our future cash flows from operations and availability under our revolving credit facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities, although no assurances can be given. See Note 7 — Long Term Debt and Finance Leases of our consolidated financial statements for additional information.
On January 29, 2018, the Board of Directors authorized a $100 million common stock share buyback. For the nine months ended September 26, 2020, we did not repurchase any common shares under this buyback program and we do not expect to utilize this authorization in the near future.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 26, 2020	December 31, 2019
Cash and cash equivalents (a)	$83	$64
Availability under the Revolving Credit Facility (b)	97	87
Total debt (c)	1,078	1,082
Stockholders’ equity	700	683
Total capitalization (total debt plus equity)	$1,778	$1,765
Debt to capital ratio	61%	61%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    We are required to maintain $70 million of availability on our revolving credit facility, therefore we have reflected this amount as a reduction to the revolver's stated availability. In addition to the $97 million available under the revolving credit facility, we have approximately $16 million available under an accounts receivable factoring line of credit in France. The amounts available under the revolving credit facility have been reduced by standby letters of credit of approximately $43 million and $33 million at September 26, 2020 and December 31, 2019, respectively.
(c)    See Note 7 — Long Term Debt and Finance Leases of our consolidated financial statements for additional information.
During the nine months ended September 26, 2020, we did not have any required principal repayments on the Term A-1 or Term A-2 Loan Facility.

Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Flows Provided by (Used for):	September 26, 2020	September 28, 2019
Operating activities	$63	$24
Investing activities	$(43)	$(83)
Financing activities	$(2)	$18
Cash flows provided by operating activities improved $39 million during the nine months ended September 26, 2020 when compared to the same prior year period due to favorable operating results resulting from higher lumber prices and lower costs. Higher non-cash expenses primarily related to deferred tax expense were partially offset by an increase in working capital. The increase in working capital includes a $42 million increase in the U.S. income tax receivable, primarily from the passage of the CARES Act in March 2020. Cash flows provided by discontinued operations decreased $19 million due to the sale of the Matane pulp mill in November 2019.
Cash flows used for investing activities decreased $41 million during the nine months ended September 26, 2020 when compared to the same prior year period. Cash flow used by continuing investing activities decreased $38 million primarily due to lower planned capital spending. Cash flows used in investing activities from discontinued operations decreased $3 million due to the sale of the Matane pulp mill.
Cash flows from financing activities decreased $20 million during the nine months ended September 26, 2020 to cash used for investing activities of $2 million when compared to the same prior year period. The nine months ended September 26, 2020 decrease was driven by lower borrowings as a result of improvements in cash used by operating activities, lower capital spending, as well as the discontinuance of dividends for common stock and preferred stock. The preferred stock converted to common stock in August 2019. Repurchases of common stock decreased during the nine months ended September 26, 2020 due to lower tax payment requirements from the vesting of common stock related to incentive stock grants. In addition, the nine months ended September 26, 2020 included $3 million debt issuance costs for the modification of terms on the Senior Secured Credit Facilities. See Note 7 — Long Term Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
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

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA by segment (in millions of dollars):

Three Months Ended:	Forest Products	Paperboard	Pulp & Newsprint	High Purity Cellulose	Corporate & Other	Total
September 26, 2020
Income (loss) from continuing operations	$26	$3	$(5)	$8	$(3)	$29
Depreciation and amortization	3	4	1	28	2	38
Interest expense, net	—	—	—	—	16	16
Income tax expense (benefit)	—	—	—	—	(28)	(28)
EBITDA	$29	$7	$(4)	$36	$(13)	$55

September 28, 2019
Income (loss) from continuing operations	$(5)	$3	$(2)	$8	$(18)	$(14)
Depreciation and amortization	2	4	1	33	—	40
Interest expense, net	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	(5)	(5)
EBITDA	$(3)	$7	$(1)	$41	$(8)	$36
Insurance recovery	—	—	—	—	(4)	(4)
Loan amendment costs	—	—	—	—	3	3
Adjusted EBITDA	$(3)	$7	$(1)	$41	$(9)	$35

Nine Months Ended	Forest Products	Paperboard	Pulp & Newsprint	High Purity Cellulose	Corporate & Other	Total
September 26, 2020
Income (loss) from continuing operations	$20	$15	$(14)	$8	$(38)	$(9)
Depreciation and amortization	8	12	3	85	3	111
Interest expense, net	—	—	—	—	47	47
Income tax expense (benefit)	—	—	—	—	(48)	(48)
EBITDA	$28	$26	$(11)	$93	$(36)	$100

September 28, 2019
Income (loss) from continuing operations	$(27)	$2	$9	$10	$(56)	$(62)
Depreciation and amortization	7	12	3	90	—	112
Interest expense, net	—	—	—	—	43	43
Income tax expense (benefit)	—	—	—	—	(26)	(26)
EBITDA	$(20)	$14	$12	$100	$(39)	$67
Insurance recovery	—	—	—	—	(4)	(4)
Loan amendment costs	—	—	—	—	3	3
Non-recurring expense (a)	—	—	—	—	1	1
Adjusted EBITDA	$(20)	$14	$12	100	(39)	$67
(a) Non-recurring expenses are related to the Company’s review of its commodity asset portfolio.

Adjusted EBITDA for the three and nine months ended September 26, 2020 improved by $19 million and $33 million, when compared to the quarter ended September 28, 2019, respectively, primarily from favorable operating results driven by higher lumber prices and lower costs. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	September 26, 2020	September 28, 2019
Cash provided by (used for) operating activities - continuing operations	$63	$5
Capital expenditures (a)	(29)	(63)
Adjusted Free Cash Flows	$34	$(58)
(a)    Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first nine months of 2020 were approximately $14 million. Strategic capital expenditures for the same period of 2019 were approximately $18 million.
Adjusted free cash flows improved primarily due to favorable operating results and lower capital expenditure requirements. For the full discussion of operating cash flows, see Management’s Discussion and Analysis of Cash Flows.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of September 26, 2020.

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
The prices, sales volumes and margins of the commodity products of our High Purity Cellulose segment and all the products of the Forest Products, Pulp and Paper segments have historically been cyclically affected by economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates. In general, these products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. While these prices are not directly correlated to commodity dissolving wood pulp and paper pulp prices, changes in commodity dissolving wood pulp and paper pulp prices may impact competitors' actions which can lead to an impact in prices for cellulose specialties products. In addition, a majority of our cellulose specialties products are under multi-year contracts that expire between 2020 and 2023.
As of September 26, 2020, we had $499 million principal amount variable rate debt, which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $5 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in the London interbank offered rate (“LIBOR”).
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 26, 2020 was $429 million compared to the $584 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 26, 2020.
During the quarter ended September 26, 2020, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its Kapuskasing facility, and orders claiming penalties of CAD $25 million in connection therewith were issued by the IESO. More particularly, the orders would require the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10-year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complied with the remaining terms of the orders. The Company believes it has complied in all material respects with the published rules and is vigorously contesting IESO’s orders, including filing of proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. The Company does not believe the ultimate outcome of this dispute will be material to its business or financial condition, although no assurances can be given.

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
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 26, 2020:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
June 28 to August 1	—	$—	—	$60,294,000
August 2 to August 29	6,053	$2.91	—	$60,294,000
August 30 to September 26	50	$3.21	—	$60,294,000
Total	6,103		—
(a)    As of September 26, 2020, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
(b)     Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 26, 2020 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 26, 2020 and September 28, 2019; (ii) the Condensed Consolidated Balance Sheets as of September 26, 2020 and December 31, 2019; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2020 and September 28, 2019; and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: November 5, 2020