Form 10-K
period 2020-12-31
RAYONIER ADVANCED MATERIALS INC.
filed 2021-03-01
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐        NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates at the close of business on June 27, 2020 was $142,511,707 based on the closing sale price as reported on the New York Stock Exchange.

The registrant had 63,359,836 shares of Common Stock, $.01 par value per share, outstanding as of February 24, 2021.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2021 annual meeting of the stockholders are incorporated by reference in Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

i

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier Advanced Materials” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 8 of this Report.
    Amounts contained in this Report may not always add due to rounding.

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

Part I

Epidemics and Pandemic Risks
•We are subject to risks associated with epidemics and pandemics, including the COVID-19 pandemic and related impacts. The nature and extent of ongoing and future impacts of the pandemic are highly uncertain and unpredictable.

Macroeconomic and Industry Risks
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

Business and Operating Risks
•Our ten largest customers represent approximately 31 percent of our 2020 sales, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.
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
•Our operations require substantial capital.
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

Regulatory Risks
•Our business is subject to extensive environmental laws, regulations and permits that may restrict or adversely affect our financial results and how we conduct business.
•The potential longer-term impacts of climate related risks remain uncertain at this time.

Financial Risks
•We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.
•We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.
•The phase-out of the London Inter Bank Office Rate (“LIBOR”) as an interest rate benchmark in 2023 may impact our borrowing costs.
•Challenges in the commercial and credit environments may materially adversely affect our future access to capital.
•We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
Company’s Common Stock and Certain Corporate Matters Risks
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
We are a global leader of cellulose-based technologies, which comprise a broad offering of high purity cellulose specialties, a natural polymer commonly used in the production of specialty chemicals and polymers for use in producing LCD displays, filters, fibers, performance additives for pharmaceutical, food and other industrial applications. Starting from a tree and building upon more than 90 years of experience in cellulose chemistry, we provide high quality high-purity cellulose pulp products that make up the essential building blocks for our customers’ products while providing exceptional service and value. In addition, we produce lumber, paperboard, newsprint and high-yield pulp for use in consumer products.

Prior to June 27, 2014, we consisted of Rayonier Inc.’s (“Rayonier’s”) wholly-owned performance fibers business which was engaged primarily in the production of cellulose specialties. On that date, we separated from Rayonier and started our business as an independent, publicly traded company.

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

In November 2019, we sold the Matane pulp mill (the “Matane Mill”), which was acquired in the Acquisition, to Sappi Limited, a global diversified wood fiber company. As a result of the sale, we have reclassified the Matane Mill’s operating results and assets and liabilities for prior periods as discontinued operations. See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.

Following the sale of the Matane Mill, we report the following business segments:

•High Purity Cellulose
•Forest Products
•Paperboard
•Pulp & Newsprint

All prior period disclosures have been conformed to the above segment structure. See Note 21 — Segment and Geographical Information of our consolidated financial statements for more information.

High Purity Cellulose
The High Purity Cellulose segment, and in particular the cellulose specialties product line, is the primary driver of our profitability. Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, cigarette filters, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. We manufacture products tailored to the precise and demanding chemical and physical specifications of our customers, achieving industry-leading purity and product functionality. Our ability to consistently manufacture high-quality cellulose specialties products is the result of our proprietary production processes, intellectual property, and more than 90 years of technical expertise and knowledge of cellulosic chemistry.
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

Products
Cellulose Specialties
Cellulose specialties are a natural polymer primarily derived from either wood or cotton and are used as a principal raw material to manufacture a broad range of products. Cellulose specialties generally command a price premium and earn higher margins relative to other commodity wood pulp products. Cellulose specialties are a dissolving wood pulp product which target a combination of high purity and high viscosity. Unlike other wood pulps used for their physical properties, cellulose specialties are sought after for the unique chemical properties and reactivity they impart on downstream products.
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
Competition
Cellulose Specialties
Significant intellectual property, capital investment and technical expertise are needed to design and manufacture customized cellulose specialties fibers to exacting customer specifications. The product must be formulated to achieve the desired characteristics including parameters for purity, viscosity, brightness, reactivity and other physical properties. Product qualification time can be lengthy, extending six to twenty-four months. Resulting customer relationships are typically long-term and are based on an understanding of our customers’ production processes and technical expertise which we utilize to help solve our customers’ production challenges and support new product development. Further, establishing a production line and obtaining the necessary production technologies requires substantial capital and ongoing maintenance expenditures.
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
For commodity viscose, many competitors derive their commodity viscose from either wood or cotton. Although cellulose specialties can generally be sold to meet commodity viscose demand, the reverse is not typically true. However, in recent years commodity viscose has continued to supplant cotton as the preferred raw material input for viscose staple fiber production. For commodity viscose, major competitors include Sappi, Austrocell and Bracell.
For absorbent materials, major competitors include GP Cellulose, Domtar and International Paper.
Forest Products
We manufacture and market high-quality, construction-grade softwood lumber, both stud and random lengths, in North America through our six sawmills located in Canada.

In 2020, approximately 67 percent of our lumber sales were exported from Canada to the U.S. On December 28, 2017, the United States Department of Commerce (“USDOC”) issued a determination for countervailing and anti-dumping duties (collectively, the “Duties”) of approximately 20 percent on imports of softwood lumber from Canada. On January 3, 2018, the USDOC issued orders to the United States Customs and Border Protection to collect the Duties on softwood lumber imports from Canada. Through year-end 2020, the Company has paid approximately $91 million of duties. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018 (“First Administrative Review”), the USDOC determined revised rates for the Duties, with the Company now being subject to an anti-dumping duty rate of approximately nine percent.
Products
We manufacture finished dimensional lumber (2 by 4’s, 2 by 8’s, etc.) made of spruce, pine, or fir, used in the construction of residential and multi-family homes, light industrial and commercial facilities, and the home repair and remodel markets. Wood chips, a by-product of the lumber manufacturing process, are used as raw materials in our High Purity Cellulose, Pulp and Newsprint facilities in Canada. Additionally, bark and sawdust are used for fuel in several of our operations.
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
Products
We produce high-yield pulp at our Temiscaming plant in Quebec, primarily from hardwood aspen and maple species. These pulps are used by paper manufacturers to produce paperboard products, printing and writing papers and a variety of other paper products. Annually, approximately 65,000 metric tons are used internally for production of Paperboard.
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
Significant Pulp competitors include Millar Western, West Fraser, Paper Excellence, Estonia Cell, Sappi and Winstone.
Significant Newsprint competitors include Resolute Forest Products, White Birch Paper and Kruger.
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
Customers
No single customer accounted for more than 10 percent of our consolidated net sales during the year ended December 31, 2020.
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
We spent $7 million, $6 million and $6 million on research and development for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Human Capital
Code of Conduct

Within the framework of our core values of Integrity, Accountability, Quality, and People, the Rayonier Advanced Materials Standard of Ethics and Code of Corporate Conduct is our guide to the lawful and ethical performance of our duties. Adherence to the Code is intended to ensure that we:

· Fulfill our obligation to observe the law both in letter and spirit in all countries in which we do business; and

· Deal fairly with shareholders, employees, customers, suppliers, regulators and communities.

We publish and communicate these expectations and values for all employees several times throughout the year as well as include these statements in new hire materials.

Employee Demographics

Rayonier Advanced Materials has production facilities in the United States, Canada, and France with sales offices in the United States, Canada, France, United Kingdom, Japan, and China. Of our approximately 4000 employees, 75 percent are unionized, as all of our manufacturing sites are represented by various local and national unions. We have strong and open relationships with these employee representatives. See Note 22 — Commitments and Contingencies of our consolidated financial statements for more information.

Diversity

Respect for people is one of Rayonier Advanced Materials core values. To better explain this core value to our external stakeholders, we have published a Human Rights Policy found on our website. We specifically and publicly state that inclusion and diversity are not just words at Rayonier Advanced Materials, they are ideals ingrained in our company values and projected through our business practices and human resources programs. Our diversity allows us to learn and build solutions from different perspectives.

As a means of listening to our employees to ensure we have an appropriate perspective of what we do well and how to improve, we have commissioned a Diversity and Inclusion Advisory Group which is made up of employees across all our major locations, including union leadership. The focus of this group is expanding the recruiting network to ensure more diverse candidates are included in the pipeline.

Safety

Rayonier Advanced Materials has a vision of every employee coming to work and going home injury free. While we have not achieved this vision, we continue to make progress each year with the 2020 company wide injury rate decreasing by 8 percent versus 2019. The organization’s vision of injury free operations is achieved through five leading metrics: housekeeping, leadership engagement, corrective action closure, gas emissions, and life safety programs. We track the progress against these metrics monthly with an annual goal of improvement. In addition, there are subcommittees of leaders across the company that are accountable for one of the leading metrics with these teams reporting to a steering team chaired by our CEO.
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
Our business, financial condition, results of operations, cash flows and equity are subject to a number of risks and potential material adverse events including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Report and our other filings and submissions to the SEC. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

Epidemic and Pandemic Risks

We are subject to risks associated with epidemics and pandemics, including the COVID-19 pandemic and related impacts. The nature and extent of ongoing and future impacts of the pandemic are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic which has generated, and may continue to generate, significant volatility, uncertainty and economic disruption across the globe including in many markets in which we or our customers do business. Over the past year, COVID-19 has adversely impacted our business and financial condition in various ways, including impacts associated with preventive and precautionary measures that we, other businesses, governments and individual consumers have taken and are continuing to take to limit the spread of the virus. Examples of such impacts have included: increased operating costs due to social distancing and other strict health and safety protocols implemented at our facilities to protect employees and contractors; reductions and/or unpredictable fluctuations in demand necessitating production adaptations such as the 4-8 weeks of production downtime taken at our Canadian sawmills in early 2020; sharp declines in newsprint volumes driven by the pandemic’s impact on the hospitality and travel sectors; and reduced supply chain reliability due to international shipping congestion associated with global demand surges and fluctuations and empty container imbalances. Impacts could be magnified if the pandemic severity increases or duration persists over an extended period of time. While the full extent of the COVID-19 pandemic’s ongoing and future impacts on our business cannot currently be predicted with certainty, we continue to promote the health and safety of our employees, contractors, suppliers and customers and to closely monitor the pandemic's impacts on our liquidity, access to capital markets, reliability, customers and suppliers, and the macroeconomic conditions relevant to our business, including general economic uncertainty, unemployment rates and recessionary pressures.

Specific risks associated with COVID-19 include, but are not limited to, the following:

•Significant and unpredictable reductions and other fluctuations in demand for certain of our products due to pandemic-driven factors such as end-market weakness and customer security-of-supply concerns.
•Adverse effects on our suppliers, vendors and other global supply chain partners which have impaired and could continue to impair our ability to timely and efficiently move our products through the various steps in the global supply chain process to our end customers.
•Possible workforce disruption to the extent our operational, management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their duties and tasks, which could create reductions or suspensions of our manufacturing operations and other support functions.
•Restricted access to capital, increased financing costs and/or adverse effects on our liquidity and perceptions of our creditworthiness due to the ongoing adverse impacts of COVID-19 on the global economy and capital markets worldwide.
•Possible heightening of other risks described in the “Risk Factors” section in this Report to the extent that COVID-19 continues to adversely affect our business, financial condition or results of operations.

Macroeconomic and Industry Risks

The businesses we operate are highly competitive and many of them are cyclical, which may result in fluctuations in pricing and volume that can adversely affect our business, financial condition and results of operations.

Competition, demand fluctuations and cyclicality are the most significant drivers of sales volumes and pricing for our products. We face significant competition from domestic and foreign producers in virtually all of our businesses. For example, in our cellulose specialties product line, increased cellulose specialties production capacity from our competitors, some of whom have lower raw material, wood and production costs than us, combined with demand weakness, have collectively contributed to substantially lower cellulose specialties sales prices over the past several years. Likewise, volumes have declined meaningfully in recent years due to these factors. The COVID-19 pandemic has exacerbated these dynamics and may continue to do so. Our high-purity commodity products for viscose and absorbent materials applications are also highly cyclical, and in 2019-2020 were at extremely low pricing levels. While these levels began to slowly rebound during the latter part of 2020, there can be no assurance as to the extent of such rebound or that elevated levels will be sustained over a significant period of time.

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

In addition, some of the industries in which our end-use customers participate, such as construction, home building, publishing, packaging, automotive and textiles, are cyclical in nature, thus posing risks to us which are beyond our control. These industries are highly competitive and may experience overcapacity and reductions in end-use demand, each of which may affect demand for and pricing of our products. The consequences of this could include the reduction, delay or cancellation of customer orders.

Our lumber, paper, high yield pulp and paper-related commodity businesses are highly cyclical and influenced by a variety of factors. These include periods of excess product supply due to industry capacity increases, periods of decreased demand due to reduced economic activity or market conditions, inventory de-stocking by customers and fluctuations in currency exchange rates. These factors may cause significant price changes over a short period, such as fluctuations experienced over the past year during the COVID-19 pandemic. To address these factors, we have in the past, and may in the future, elect to schedule production curtailments and shutdowns to address, for example, unfavorable economic conditions, reduced demand for our products or the end products of our customers, lack of economically viable fiber in Canada, reduced market prices and other factors. In particular, our lumber, newsprint and high yield pulp businesses have each been the subject of temporary curtailments at given points over the past two years in reaction to market conditions.

In sum, continued competitive pressures and demand weakness, as well as the cyclicality of our commodity businesses, may have a material adverse impact on our future sales prices and volumes and, therefore, our business, financial condition and results of operations.

Changes in raw material and energy availability and prices could have a material adverse effect on our business, results of operations and financial condition.

Raw material costs and energy, such as chemicals, oil and natural gas and electricity are a significant operating expense. The cost of these inputs can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as lack of availability, changing economic and weather conditions, political, civil or other unrest or instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key manufacturing input in our high purity cellulose business, has historically had significant price volatility. Similarly, the price of oil and natural gas (including its pipeline transportation element) is subject to fluctuations based on market demand and other factors. In contracts for certain of our products, pricing is set annually or otherwise not subject to change for a contractually-agreed period of time; so in some cases we may have limited ability to pass along fluctuations in these input costs once the contract price for the relevant period has been established. In addition, industrial and other policies of the governments and governmental agencies having jurisdiction over suppliers of raw materials to our facilities may change, due to changes in political leadership or otherwise, which also could adversely impact the cost of energy and its transportation. While we often use various strategies to mitigate the potential impact of this pricing volatility, such as long term contracting and the purchase of derivative commodity contracts, the impact of raw material and energy pricing increases could materially adversely affect our business, financial condition and results of operations.

We are subject to material risks associated with doing business outside of the United States.
We have large manufacturing operations in Canada and France, and a significant portion of our sales are to customers and customer locations outside of the United States, including Canada, China, Japan, South Korea, the European Union and other international markets. Sales to customers outside of the United States made up approximately 61% of our revenue in 2020. The manufacture and sale of our products in non-U.S. markets results in risks that are inherent in conducting business under international laws, regulations and customs. We expect international sales will continue to contribute significantly to our financial condition and future growth. The risks associated with our business outside the United States include:

•maintaining and governing international subsidiaries and managing international operations;
•complying with changes in and reinterpretations of the laws, regulations and enforcement priorities of the countries in which we manufacture and sell our products;
•complying with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements, as discussed below in more detail;
•complying with data privacy laws such as the European Union’s General Data Privacy Regulation (GDPR);
•repatriating cash from foreign countries to the United States;
•changes in tax laws and their interpretations in the countries in which we do business, including the potential impact on the value of recorded or future deferred tax assets and liabilities;
•product damage or losses incurred during shipping;
•political instability and actual or anticipated military or political conflicts;
•economic instability, inflation, recessions and interest rate and currency exchange rate fluctuations, as discussed below in more detail;
•uncertainties regarding non-U.S. judicial systems, rules and procedures; and
•minimal or limited protection of intellectual property in some countries.

These and other risks of doing business outside of the United States could adversely affect our business, financial condition and results of operations.

Currency fluctuations may have a material negative impact on our business, financial condition and results of operations.

We have manufacturing operations in the United States, Canada and France. We also sell our products all over the world, in either U.S. dollars, Canadian dollars or Euros. As a result, we are exposed to movements in foreign currency exchange rates, and our earnings are affected by increases or decreases in the value of the U.S. dollar and in the value of the Canadian dollar and Euro relative to the U.S. dollar. For example, a strengthening U.S. dollar or a weakening home currency of the countries in which certain of our international competitors manufacture products can adversely impact our competitive position versus these competitors. In addition to ordinary course currency fluctuations, specific events have had, and could in the future have, an impact on currency valuation. Our risk management policy allows management, with oversight from the Audit Committee of its Board of Directors, to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates, though no hedges are currently in place. To accomplish this, we have used, and may in the future continue to use, derivative instruments, such as currency options and foreign exchange forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates, but there can be no assurance that we will be protected against substantial foreign currency fluctuations or that such fluctuations will not have a material adverse impact on our business, financial condition and results of operations.

Restrictions on trade through tariffs, countervailing and anti-dumping duties, quotas and other trade barriers, in the United States and internationally, could materially adversely affect our ability to access certain markets.

We manufacture our products in the United States, Canada and France, and sell them into more than 40 countries. Our financial results are highly dependent on our ability to sell our products globally. Trade barriers such as tariffs, countervailing and anti-dumping duties, quotas and similar restrictions on trade have in the past, and could in the future, result in materially reduced revenues and profitability. Examples of the effects of such restrictions on trade and tariffs on our business in China and Canada are set forth below.

China

In 2020, the we had total sales of $357 million of products shipped to customers in China and, of this amount, $256 million were of products manufactured in the United States. Trade tensions and trade-related actions, such as tariffs and duties, between China and the U.S. have impacted our business and our customers’ businesses and could do so in the future. Failure of the U.S. and Chinese governments to reach acceptable agreements regarding trade, as well as continued trade volatility and additional trade-related actions by the Chinese government, could have a material adverse impact on our business, financial condition and results of operations.

Canada

We operate six softwood lumber mills in Ontario and Quebec, Canada, and, in 2020, sold approximately $224 million of softwood lumber into the United States from Canada. The United States and Canada have a history dating to the early 1980s of trade disputes relating to the export of softwood lumber from Canada into the United States. Each dispute has been resolved via agreement or litigation, which generally involved some combination of duties and/or quotas as well as a return of all or most of the duties previously paid by Canadian softwood lumber producers. In October 2015, a ten-year Softwood Lumber Agreement (the “SLA”) between the United States and Canada, which resolved the 2001-2006 lumber dispute between the countries, expired. No agreement was reached to extend or renew it, and as a result, after a one-year cooling-off period the United States commenced a dumping investigation of lumber exports from Canada into the U.S. In 2017, anti-dumping and countervailing duties were assessed by the USDOC on lumber exported into the United States, we were assigned an anti-dumping duty rate of 6 percent and a countervailing duty rate of 14 percent. These duties are being legally challenged by Canada under both the North American Free Trade Agreement (“NAFTA”) and World Trade Organization (“WTO”) dispute resolution processes. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, USDOC determined revised rates for antidumping and countervailing duties, and we are now subject to an anti-dumping duty rate of 1.57 percent and a countervailing duty rate of 7.42 percent. Canada has filed an appeal under Chapter 10 of the United States-Mexico-Canada Agreement on Trade (“USMCA”) to contest these revised duties. We have paid approximately $91 million in lumber duties to date, but expect to eventually receive most of these duties back in the event of a favorable ruling under the NAFTA or WTO process or a settlement of the dispute. No assurances can be given that the duties will be overturned or repaid through the legal process or a negotiated settlement, or that lumber pricing will be sufficient to substantially offset their impact.

Business and Operational Risks

Our ten largest customers represent approximately 31 percent of our 2020 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.

While we are not dependent on any single customer or group of customers, our ten largest customers accounted for approximately 31 percent of revenue in 2020. Due to the highly competitive nature of our businesses, we regularly bid for new business and to retain/renew existing business and, as such, we are subject to the potential for meaningful revenue and volume gains and losses.

We are also subject to credit risk associated with these customers. If one or more of our ten largest customers were to become bankrupt, insolvent or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition and results of operations.

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

A material disruption at one of our major manufacturing facilities could prevent us from meeting customer demand, reduce our sales and profitability, increase our cost of production and capital needs, or otherwise materially adversely affect our business, financial condition and results of operation.

Any of our major manufacturing facilities, or a significant portion of any of these facilities, could cease operations unexpectedly or suffer a material disruption to all or a portion of its operations due to a number of material adverse events, including:
•unscheduled outages or downtime due to the need for unexpected maintenance or equipment failure, such as for portions of our facilities that produce steam and electricity (such as boilers and turbines), pollution control equipment, and equipment directly used to manufacture our products, such as reliability issues during the first quarter of 2019 at the Temiscaming, Quebec plant;
•prolonged power interruptions or failures;
•explosion of boilers or other pressure vessels;
•interruptions in the supply of raw materials, including chemicals and wood fiber;
•disruptions to or failures of the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, as well as lack of availability of rail, trucking and ocean shipping equipment and service from third party transportation providers;
•interruption or material reduction of water supply;
•a chemical spill or release or other event causing impacts to the environment or human health and safety;
•information technology system failures and cybersecurity incidents causing systems to be inaccessible or unusable;
•fires, floods, windstorms, earthquakes, hurricanes or other similar catastrophes, such as the hurricanes which impacted our Jesup, Georgia and Fernandina Beach, Florida plants in 2017;
•labor interruptions, such as strikes and short duration walk-outs such as the walk-out in 2019 at our site in Tartas, France;
•terrorism or threats of terrorism; and
•other operational problems resulting from these and other risks.

Some of these matters are discussed in more detail in other sections of this Item 1A-Risk Factors. Depending on the nature, extent and length of any operational interruption, the event could materially affect our business, financial condition and results of operations.

The availability of, and prices for, wood fiber may have a material adverse impact on our business, results of operations and financial condition.

Wood fiber is the single largest raw material in the manufacturing process for virtually all of our products. Many factors can impact its availability and pricing: One key factor is whether the land on which the timber is grown is owned by private parties or governmental entities. For example, fiber for our U.S. and French facilities is primarily harvested from privately-held lands, while fiber for our Canadian facilities is primarily harvested from lands owned or controlled by the governments of the provinces of Ontario and Quebec, referred to as “Crown lands”. In 2020, approximately 90 percent of the Company’s fiber requirements in Canada were sourced from Crown lands. The Company’s current agreements with provincial authorities grant timber “tenures” for terms varying from five to 20 years and may be subject to renewals every five years. In Canada, the Company currently manages approximately 25 million acres (ten million hectares) of Crown lands for timber production. The price and availability of this Canadian fiber depends, in large part, on the Company’s ability to replace or renew these agreements on acceptable terms or enter into acceptable alternative fiber supply arrangements with provincial authorities. The terms of any replacement, renewal or alternative arrangement are based on legislative and regulatory provisions as well as governmental policy. Therefore, changes in legislation, regulatory regimes or policy in the provinces in which we operate may reduce the availability of fiber and increase costs through the imposition of additional and more stringent harvesting, rehabilitation and silvicultural standards or the alteration of fee structures. Although we expect these agreements to be extended in the ordinary course as they come up for renewal, there can be no assurance that they will be renewed, extended or replaced in the future on acceptable terms, or at all, or that the amount of timber that the Company is permitted to harvest will not decrease.

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

In addition, much of the wood fiber we use is sourced by or from third party contractors who harvest, chip and/or truck the fiber to our manufacturing facilities, either as logs for lumber and chipping or as chips. Another key factor in fiber supply and pricing is the availability of experienced logging and fiber transportation contractors in the areas in which our manufacturing facilities are located. Sourcing fiber from greater distances from our facilities due to unavailability of more proximately located fiber sources could also impact pricing due to additional transportation cost. Significant reduction in the availability of contractors experienced in harvesting and transporting logs could also impact wood fiber supply, pricing and availability.

Finally, natural conditions, such as weather, timber growth cycles and restrictions on access to timberlands for harvesting (for example, due to prolonged wet or cold conditions) may also limit the availability, and increase the price, of wood, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes. For example, in the recent past we have seen more frequent wet weather in the Southeastern U.S. region from which we source our fiber supplied to our Jesup and Fernandina facilities, which can result in reduced availability of supply and higher prices, especially for hardwoods. It is unclear whether these conditions will persist into the future.

In sum, any sustained decrease in harvestable lands or wood supply, or increase in fiber prices, whether sourced from Crown lands in Canada or from private parties in Canada, the U.S. or France, changes in the logging and transportation supply base, or significant changes to historically customary natural conditions, could materially increase our costs and thereby materially impact our business, financial condition and results of operations.

Our operations require substantial capital.

We operate capital intensive businesses and require substantial capital for ongoing maintenance, repair and replacement of existing facilities and equipment. Although we endeavor to maintain our production equipment with regular scheduled maintenance, key pieces of equipment and systems, some of which are large in scale, may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could adversely affect our financial condition and results of operations. In addition, new or existing environmental regulations at times require additional capital expenditures for compliance. We believe our capital resources are currently adequate to meet our current projected operating needs, capital expenditures and other cash requirements. However, if for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on reasonable economic terms, we could experience a material adverse effect on our business, financial condition and results of operations.

We depend on third parties for transportation services and increases in costs and the availability of transportation could materially adversely affect our business.

Our business depends on transportation services provided by third parties, both domestically and internationally. We rely on these providers for transportation of the products we manufacture as well as delivery of raw materials to our manufacturing facilities. A significant portion of the products we manufacture and raw materials we use are transported by railroad or trucks, and by ship.

If any of our transportation providers were to fail to deliver the goods we manufacture in a timely manner, or damaged them during transport, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to timely manufacture our products in response to customer demand. In addition, the cost of energy, and specifically fuel, may adversely impact the cost of transporting our products. Finally, if any of the ports we commonly use for international shipping, or the port system generally, were to suffer work stoppages, slowdowns or strikes, our business could be materially adversely impacted.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

As of December 31, 2020, approximately 75 percent of our global work force is unionized. As a result, we are required to negotiate the wages, benefits and other terms of employment with these employees collectively. Our financial results could be materially adversely affected if labor negotiations resulted in substantially higher compensation costs or materially restricted how we run our operations. In addition, our inability to negotiate acceptable contracts with any of these labor unions as existing agreements expire could result in strikes or work stoppages by the affected workers. While we do not expect any labor interruptions of significant duration, if our unionized employees were to engage in a strike or other work stoppage (such as the short-duration walk-out in 2019 at our site in Tartas, France) at one or more of our major facilities, we could experience a significant disruption of our operations, which could materially affect our business, financial condition and results of operations.

We are dependent upon attracting and retaining key personnel, the loss of whom could materially adversely affect our business.

We believe our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Changing demographics and labor work force trends may result in the loss of knowledge and skills as experienced workers retire. Furthermore, some of our facilities are in relatively remote locations, which can adversely impact our ability to recruit and retain employees. Our failure to develop and retain key personnel and recruit and develop qualified replacements for retiring or other departing employees could materially adversely affect our business, financial condition or results of operations.

Failure to develop new products or discover new applications for our existing products, or our inability to protect the intellectual property underlying such new products or applications, could have a material negative impact on our business.

We have an active research and development program to develop new products and new applications for our existing products. However, there can be no assurance this program will be successful, either from a product development or commercialization perspective, or that any particular invention, product or development, or the program as a whole, will lead to significant revenue or profit generation. Moreover, some of our new products and new applications may not contain intellectual property that can be protected under intellectual property laws. Failure to generate meaningful revenue and profit from our research and product development efforts could materially adversely affect our business, financial condition and results of operations in the future.

The risk of loss of the Company’s intellectual property and sensitive data, or disruption of its manufacturing operations, in each case due to cyberattacks or cybersecurity breaches, could materially adversely impact the Company.

Like most companies, the Company has been, and expects in the future to continue to be, subject to attempted cyberattacks. Such attacks could include, for example, the increasingly prevalent practice of cyber extortion through the deployment of ransomware. Cyberattacks or cybersecurity breaches could compromise the Company’s intellectual property and confidential business information, cause a disruption to the Company’s operations, or harm the Company’s reputation. Moreover, the recent pandemic-driven increase in remote working and virtual interactions has only served to expand the Company’s “attack surface”. The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. This role includes ordering and managing equipment, parts and raw materials from suppliers, managing inventory, managing the processes we use to produce finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage our business. While the

Company has implemented and maintains what it believes to be appropriate cybersecurity policies, programs, controls and systems, there can be no assurance a cyberattack would not be successful, or that such a cybersecurity breach will not occur. Such an event could have a material adverse impact on the Company’s results of operations and financial condition.

Regulatory Risks

Our business is subject to extensive environmental laws, regulations and permits that may materially restrict or adversely affect how we conduct business and our financial results.

Our plants are subject to environmental laws, regulations and permits that may require significant capital to enable our compliance, or which could limit our operations and production. Many of our operations are subject to environmental laws, regulations and permits that contain stringent conditions governing how we operate our facilities including how much and, in some cases, what types of products we can produce. These laws, regulations and permits, now and in the future, may materially adversely restrict our current production, limit our ability to increase production and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, compliance-related capital and operating costs will likely increase over time as environmental laws, regulations and permit conditions become stricter, and as the expectations of the communities in which we operate become more demanding.

Environmental laws, regulations and permits are constantly changing and are generally becoming more restrictive. Laws, regulations, permits and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These laws and regulations may limit, prohibit or affect, among other things, air emissions, wastewater discharges, receiving water quality, water withdrawal, remedial standards for contaminated property and groundwater, and the type of chemicals we use in our manufacturing processes. Over time, the complexity and restrictions imposed by these laws and regulations have increased and regulatory enforcement efforts have intensified. Environmental regulatory authorities have pursued a number of initiatives which, if implemented, could impose additional operational and pollution control obligations on industrial facilities like ours, especially in the area of air emissions, wastewater and storm water control. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation of this Report for further information. Environmental laws and regulations will likely continue to become more restrictive and over time could materially adversely affect our business, financial condition and results of operations.

Environmental groups, Aboriginal communities (in Canada) and interested individuals may seek to delay or prevent a variety of our operations. We expect that environmental groups, Aboriginal communities and interested individuals will intervene with increasing frequency in the regulatory processes in areas where we operate plants and manage and operate timberlands. External engagement with these groups and communities is a requirement of our licenses to manage and operate timberlands in Quebec and Ontario. Consultation with indigenous communities may also be required during the environmental permitting process for renewal of existing permits and expansions or modifications of our manufacturing operations in these provinces. Delays, restrictions and increased cost caused by the intervention of these groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. For example, in March 2014, litigation was commenced in federal court by the Altamaha Riverkeeper (“ARK”) alleging violations of federal and state environmental laws relating to permitted wastewater discharges from our Jesup plant (although it was dismissed by the court on summary judgment in 2015), and in January of 2016 the same group brought an action in the Georgia Office of Administrative Hearings against the Georgia Environmental Protection Division of the Natural Resources (“EPD”) in opposition to the issuance by EPD of a renewed wastewater treatment permit for our Jesup plant. While these proceedings have been decided, to date, largely in our favor, we expect continuing attempts at legal intervention by ARK and others.

We currently own or may acquire properties that require environmental remediation or otherwise are subject to environmental and other liabilities. We currently own, or may acquire in the future, properties which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other liabilities, and we may have such liabilities at properties, such as formerly operated manufacturing facilities, that we do not currently own. The cost of assessment and remediation of contaminated properties could be substantial and materially adversely affect financial results. These costs could include, without limitation, costs of investigation and assessment, corrective measures, installation of pollution control equipment and other remediation and closure costs, as well as resolution of third-party claims for property damage and personal injury as a result of alleged violations of, or liabilities arising out of, environmental laws and regulations. Although we believe we currently have adequate liabilities recorded, legal requirements relating to assessment and remediation of contaminated properties continue to become more stringent and there can be no assurance that actual expenditures will not exceed current liabilities and forecasts, or that other presently unknown liabilities will not be discovered in the future. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation of this Report and Note 11 — Environmental Liabilities of our consolidated financial statements.

The potential longer-term impacts of climate-related risks remain uncertain at this time.
In 2020, focus and attention to climate-related risks and opportunities continued to increase in importance to our customers, investors and other stakeholders. Certain investors have expressed a desire for issuers to improve their climate-related disclosures and have advocated for use of a disclosure framework created by the Task Force on Climate-Related Financial Disclosures (TCFD). The Company is working to incorporate a focus on climate-related risks and opportunities into its business processes, and to that end has begun to track and publish (on its Company website) meaningful and actionable information including Sustainable Accounting Standards Board (SASB)-aligned metrics for “greenhouse gas” (“GHG”) emissions, air quality, water management and supply chain management. At this time, the Company does not expect climate-related issues to have a material adverse impact on its business, financial condition or results of operations in the near term.

The Company considers and evaluates climate-related risks in three general categories; Regulatory, Transition to a low-carbon economy, and Physical risks related to climate-change.

Regulatory. There are numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the United States, Canada and France, where the Company has operations, most of these initiatives and proposals would or currently regulate and/or tax, in one fashion or another, the production of carbon dioxide and other GHGs to facilitate the reduction of carbon compound emissions into the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” Initiatives that could materially impact purchased electricity prices could increase our manufacturing costs, especially in our Canadian operations, because our operations in Canada use more purchased electricity (on a percentage basis) than those in our U.S. facilities, which generate most of the electricity needed to operate. In addition, the federal government of Canada has indicated its intent to regulate priority air pollutants and GHGs under the Clean Air Act and the Canadian Environmental Protection Act. Under the proposed regulatory targets, the Company’s Canadian pulp and paper mills may be required to reduce air pollutants, such as particulate matter (“PM”), sulphur oxides (“SOx”) emissions, nitrogen oxides (“NOx”) and GHGs. While industry consultations are ongoing with the federal government, the cost of making any such reductions is currently unknown; however, the requirements associated with PM, SOx and NOx are not expected to be material to the Company given its current operations and pollution control systems.

The federal government of Canada adopted the Greenhouse Gas Pollution Pricing Act which implements the federal carbon pollution pricing system. Under the provisions of the Greenhouse Gas Pollution Pricing Act, the provinces, who have implemented their own carbon pollution price or a “cap-and-trade” system, will not be subject to the federal program provided their program meets the minimum federal pricing and emissions reduction targets. Quebec implemented a “cap-and-trade” program for GHGs which meets the said minimum criteria and, at this time. Only the Company’s Temiscaming site in Québec was a net purchaser of credits under these programs in 2020. On the other hand, Ontario is subjected to the federal program. The Greenhouse Gas Pollution Pricing Act is being challenged by various provincial governments, including the government of Ontario. To date, the cost of GHG credits under cap and trade programs purchased by our business and incorporated into the overall cost of our purchased wood fiber has not been material, though no assurances can be given that they will not substantially increase in the future, and especially in Canada after 2022 (when the current programs expire) because the future state of the law and cost of GHG credits after such date is currently not known.

Transition. The transition to a low carbon economy, as predicted by many investors and other stakeholders, poses both risks and opportunities for the Company that are, as yet, not quantified. Similar to other manufacturers in our sector, we use biomass, natural gas, liquid fossil fuels and purchased electricity to power our plants. Changes in policy, regulation or technology related to fuels that we use, or our electricity providers use, could materially increase our costs.

At the same time, our main product lines (cellulose specialties and viscose grade commodity dissolving wood pulps) as well as all of our other products, are made from wood as their primary raw material, which is a renewable, natural raw material. In addition, our cellulose specialty products are natural polymers that potentially can be used as an effective, more climate-friendly substitute for certain applications which currently use fossil fuel-based products. However, these opportunities, as well as their attendant risks, are not fully known or understood at this time.

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

Financial Risks

We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.

We have a qualified non-contributory defined benefit pension plan, which covers many of our salaried and hourly employees in the United States. The Federal Pension Protection Act of 2006 requires certain capitalization levels be maintained in each of these benefit plans. Our non-U.S. pension plans, while currently adequately funded, will also require periodic contributions to ensure that applicable legal requirements are met. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. In addition, it is possible new or additional accounting rules and changes to actuarial requirements (for example, if life expectancy assumptions for participants are increased) may also result in the need for additional contributions to the plans. Any such contributions could materially adversely affect our financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates of this Report for additional information about these plans, including funding status.

We have debt obligations that could materially adversely affect our business and our ability to meet our obligations.

As of December 31, 2020, our total combined indebtedness was approximately $1.1 billion. This significant amount of debt could have material adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flows from operations to make interest payments on this debt;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, market or other changes in our businesses and industry;
•placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt;
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock; and
•limiting access to liquidity, including through our variable asset-based revolving credit facility.

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

The phase-out of LIBOR as an interest rate benchmark in 2023 may impact our borrowing costs.

The reporting of financial information used to determine LIBOR is scheduled to be phased out beginning in 2023. As of December 31, 2020, we had no indebtedness outstanding with interest payment terms based on LIBOR. However, under the terms of the recently closed asset-based revolving credit facility, loans are subject to LIBOR or a comparable or successor widely-published alternative rate designated by the administrative agent. We have not yet been advised by the administrative agent of its selected alternative rate, and although the Secured Overnight Financing Rate (“SOFR”) is expected to be the alternative rate that replaces LIBOR, we cannot predict what margin adjustments and related terms would be negotiated with our loan counterparties. As a result, our interest expense could increase. While we do not believe that a change from LIBOR to an alternative rate will have a material impact on our borrowing costs or ability to access capital, no assurances relating to the potential impact can be provided at this time.

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

Company’s Common Stock and Certain Corporate Matters Risks

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards we will grant to our directors, officers and employees. Our employees have options to purchase shares of our common stock, and we anticipate our compensation committee will grant additional stock options or other stock-based awards to our employees. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional options or other stock-based awards to our employees under our employee benefits plans.

Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, could prevent or delay an acquisition of the Company, which could decrease the price of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could issue preferred stock and grant the holders thereof the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table details the material properties we owned or leased at December 31, 2020:

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
(a)    Capacity is based on historic average production and is not adjusted for potential market related downtime and/or reliability issues. Due to reduced demand from the COVID-19 pandemic, the newsprint facility operated at 50 percent capacity in 2020. In October 2020, the Huntsville facility in Ontario, Canada, which has a production capacity of 15,000 thousand board feet of lumber, was sold.
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
Holders
The number of record holders of our common stock at February 24, 2021 was 4,022.
Dividends
On September 6, 2019, our Board of Directors suspended our quarterly common stock dividend to use the cash flow to pay down debt and fund capital investments as well as working capital needs. The declaration and payment of future common stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deem relevant. In addition, our debt facilities place limitations on the declaration and payment of future dividends. No dividends were declared in 2020.
Dividends per share data can be found in Item 6 — Selected Financial Data and Note 14 — Stockholders' Equity of our consolidated financial statements.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
September 27 to October 31	—	$—	—	$60,294,000
November 1 to November 28	156	$3.43	—	$60,294,000
November 29 to December 31	931	$6.25	—	$60,294,000
Total	1,087		—
(a)    As of December 31, 2020, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018. Refer to Note 14 — Stockholders' Equity for additional information.
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
The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.
    The data in the following table was used to create the previous graph:

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Rayonier Advanced Materials	$100	$162	$218	$115	$42	$72
S&P Small Cap 600	$100	$126	$143	$131	$161	$179
S&P 500 Materials Index	$100	$117	$145	$123	$154	$185
Recent Sales of Unregistered Securities
    During 2020, we did not issue or sell any unregistered equity securities.

Item 6.	Selected Financial Data
The following financial data should be read in conjunction with our consolidated financial statements. Amounts presented for the years ended December 31, 2019, 2018 and 2017 exclude the Matane Mill which was sold in November 2019. The Matane Mill was initially acquired as part of the November 2017 acquisition of Tembec.

(millions of dollars except per share amounts)	2020	2019	2018	2017 (c)	2016
Statement of Income Data:
Net Sales	$1,739	$1,775	$1,957	$940	$869
Gross margin	138	54	291	141	186
Operating income (loss)	27	(83)	148	59	143
Income (loss) from continuing operations	—	(119)	99	323	73
Diluted income (loss) from continuing operations per share of common stock (a)	$—	$(2.33)	$1.52	$5.78	$1.55
Dividends declared per share of common stock	$—	$0.14	$0.28	$0.28	$0.28
Balance Sheet Data:
Total assets	$2,530	$2,480	$2,679	$2,643	$1,422
Property, plant and equipment, net	1,275	1,316	1,364	1,391	801
Total debt	1,084	1,082	1,188	1,241	783
Stockholders’ equity	695	683	707	694	212
Statement of Cash Flows Data:
Cash provided by operating activities	$124	$42	$247	$130	$232
Cash provided by (used for) investing activities	(78)	53	(116)	(277)	(87)
Cash provided by (used in) financing activities	(19)	(138)	(116)	(84)	80
Capital expenditures (d)	(77)	(105)	(129)	(75)	(89)
Non-GAAP Measures (b):
EBITDA	$169	$65	$327	$477	$235
Adjusted EBITDA	$153	$76	$311	$209	$226
Adjusted Free Cash Flows	$73	$(53)	$130	$62	$147
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
The following significant events occurred in 2020, 2019 and 2018:
•Our businesses have been significantly impacted by the coronavirus ("COVID-19") pandemic in 2020. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, our manufacturing facilities in the U.S., Canada and France have remained operating. In order to mitigate the impact of COVID-19 on our financial results and operations, we have taken the following actions:
◦To ensure the safety of our employees and the continuity of our operations, we have implemented exacting protocols to reduce the potential spread of COVID-19 in our operating facilities and work spaces.
◦To control costs and minimize pandemic driven losses, we have curtailed operations as necessary to match production with market demand.
◦Due to the financial impacts of COVID-19, we are actively monitoring the recoverability of the carrying value of our long-term assets. During the year ended December 31, 2020, we did not recognize any impairment charges related to long-lived assets held for use. We will continue to evaluate the recoverability of these and other assets as necessary.
•In December 2020, we issued $500 million in aggregate principal amount of 7.625 percent senior secured notes due 2026 (the “Senior Secured Notes”), at an offering price of 100 percent of the principal amount thereof. We also entered into a five-year senior secured asset-based revolving credit facility with an initial committed amount of $200 million (the “ABL Revolving Credit Facility”). In connection with these transactions, we terminated all commitments and repaid all outstanding obligations under our Senior Secured Credit Facilities and recorded a loss on debt extinguishment of $8 million. See Note 10 — Debt and Finance Leases of our consolidated financial statements for additional information.
•In December 2020, the USDOC finalized the First Administrative Review and determined a reduction of duties on softwood lumber imported into the U.S. from 20 percent to 9 percent for the Company for such duties paid during 2017 and 2018.
•In November 2019, we completed the sale of the Matane Mill for $175 million and used $100 million of the net proceeds to repay borrowings under our Senior Secured Credit Facilities. As a result of the sale, the Matane Mill’s operating results have been classified as discontinued operations and we reorganized our operating and reportable segments to align with our new management reporting structure. Included in discontinued operations is allocated interest expense, due to the required loan payments, and professional fees incurred to sell the operation. See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.
•In October 2019, we settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of approximately $9 million in settlement expenses which were recognized in “Other components of net periodic benefit costs” in our financial statements. See Note 18 — Employee Benefit Plans of our consolidated financial statements for additional information.
•In September 2019, and again in June 2020, we amended our Senior Secured Credit Facilities. See Note 10 — Debt and Finance Leases of our consolidated financial statements for additional information.
•In September 2019, we announced our Board of Directors determined to suspend the quarterly common stock dividend to improve cash flow.

•In September 2018, we sold our resins business for $17 million, a non-core asset originally acquired as part of our acquisition of Tembec. The resulting gain on sale of $7 million was treated as an adjustment to the bargain purchase gain in 2018.
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
Our four production facilities, located in the U.S., Canada and France, have a combined annual production capacity of approximately 775,000 metric tons of cellulose specialties or commodity products. Additionally, we have dedicated approximately 250,000 metric tons of annual production to commodity products.
Wood fiber, chemicals, and energy represent approximately 28 percent, 14 percent and 6 percent, respectively, of the per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Forest Products
We manufacture and market high-quality construction-grade lumber in North America. The lumber, primarily spruce, pine, or fir, is used in the construction of residential and multi-family homes, light industrial and commercial facilities, and the home repair and remodel markets. The chips, manufactured as a by-product of the lumber manufacturing process, are used in our Canadian High Purity Cellulose, Pulp and Newsprint plants. Pricing for lumber is typically referenced to published indexes marketed through our internal sales team. Our six production facilities located in Canada have a targeted annual production capacity of approximately 755 million board feet of lumber.
Wood fiber and energy represents approximately 46 percent and 4 percent, respectively, of the per million board feet cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Paperboard
We manufacture and market paperboard that is used for printing documents, brochures, promotional materials, packaging, paperback book or catalog covers, file folders, tags, and tickets.
Pricing for paperboard is typically referenced to published indices and marketed through our internal sales team. Our production facility located in Canada has the capacity to annually produce 180,000 metric tons of paperboard. Wood pulp, chemicals, and energy represent approximately 60 percent, 15 percent and 6 percent, respectively, of the per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
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
Wood fiber, chemicals, and energy represent approximately 22 percent, 12 percent and 11 percent, respectively, of the per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Newsprint

We manufacture newsprint, a paper grade used to print newspapers, advertising materials and other publications. Pricing for newsprint is typically referenced to published indices and marketed through our internal sales team. Our production facility located in Canada has the capacity to annually produce 205,000 metric tons of newsprint.
Wood fiber and chemicals represent approximately 13 percent and 4 percent, respectively, of the per metric ton cost of sales. Labor, energy, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent the remaining cost of sales.
Market Assessment
The market assessment represents our best current estimate of each business in this environment.
High Purity Cellulose
We are experiencing increased strong demand for our commodity products and stable demand for our high-value cellulose specialties products. Prices for cellulose specialties are expected to decline slightly relative to 2020 while prices for commodity products, fluff and viscose pulps, will increase significantly in the first quarter and are forecasted to remain elevated for the near-term. Overall, we expect increased pricing from 2020 levels while total volumes and mix for 2021 are expected to remain steady compared to 2020 as increased productivity will be offset by an extended maintenance outage at the Jesup facility in the second quarter.

Key costs, including wood, energy and commodity chemical prices declined in 2020 from prior year levels due to both market conditions and our strategic actions. However, certain chemical prices are now trending higher and, overall, future input prices and availability of these inputs remain difficult to predict due to the current unprecedented economic conditions. We will also continue to invest in our business to reduce costs, improve reliability and provide new platforms for growth. Our 2020 investment in a green energy project at our Tartas facility will deliver lower costs and improved reliability starting in 2021.
Forest Products
Prices for lumber continue to remain near all-time high levels driven by exceptional demand in the U.S with housing starts in January 2021 of 1.6 million units, seasonally adjusted, and building permits of 1.9 million, while repair and remodel activity remains elevated as investment in homes remains attractive. With the absence of market downtime experienced in the first half of 2020 and new investments to increase productivity, we expect to produce an incremental 40 million board feet, an increase of 7 percent, compared to prior year.

In December 2020, the U.S. Department of Commerce finalized its administrative review of the period of April 28, 2017 through December 31, 2018 and determined a reduction of duties on softwood lumber imported into the U.S from 20 percent to 9 percent for the Company. We will benefit from the reduced amount of duties expense on lumber sold into the U.S; however there remains no discussion about a full resolution to the softwood lumber dispute which, based on most recent disputes, would likely result in the U.S. returning all or the vast majority of the duties previously paid. Since 2017, we have paid a total of $91 million in duties.
Paperboard
Paperboard prices are expected to increase slightly in early 2021 given solid demand for packaging grades and announced price increases from larger competitors in the industry. Overall profitability is expected to remain flat as price and volume benefits are expected to be offset by increased raw material costs.
Pulp & Newsprint
Pulp and newsprint markets are beginning to recover from lows in 2020 as economies recover from the impacts caused by COVID-19. Larger competitors in both pulp and newsprint markets have recently announced price increases, and we expect higher prices for both products in the near-term. Additionally, we continue to manage production of our newsprint facility in order to minimize costs and improve sales mix. As such, we expect lower newsprint volumes and higher prices in 2021 compared to 2020. Further, we are maintaining focus on the expansion of the Envirosmart™ food service bag, launched in late third quarter, targeting the quick service restaurant end-market and used for items such as sandwiches and to-go orders, which have grown and remain strong in the post COVID-19 environment.

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
Accounting Policies:
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

Accounting Estimates:
Environmental liabilities
At December 31, 2020, we had $172 million of accrued liabilities for environmental costs relating to disposed operations. Numerous price, quantity, cost and probability assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and work-plans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. Quarterly, we review our environmental liabilities related to assessment activities and remediation costs and adjust them as necessary. Liabilities for financial assurance, monitoring and maintenance activities and other activities are assessed annually. A significant change in any of these estimates could have a material effect on our results of operations. See Note 11 — Environmental Liabilities of our consolidated financial statements for more information.
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
Our long-term return plan assets assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual historical annualized rate of returns. In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high-quality (AA rated), long-term corporate bond rates into their calculations. The weighted average discount rate decreased from 3.46 percent at December 31, 2019 to 2.48 percent at December 31, 2020.
Our defined pension plans were underfunded by $188 million at December 31, 2020. The underfunded status increased by $25 million in 2020, primarily due to lower discount rates. In 2021, pension expense is expected to increase due to an increase in service cost, higher amortization of actuarial losses partly offset by lower interest cost. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. See Note 18 — Employee Benefit Plans of our consolidated financial statements for more information.
During 2020, we started the process of winding up certain Canadian pension plans and as a result recorded a settlement gain of $3 million. In 2019, we purchased annuity contracts from a third-party insurance company who has assumed responsibility for future pension benefits for certain participants in our Canadian defined benefit plans. As required under Accounting Standards Codification (“ASC”) 715 Compensation-Retirement Benefits, a loss of $9 million was recorded in 2019 on the settlement and de-recognition of the projected benefit obligation.
In 2020, we made mandatory contributions and benefit payments to plan participants of approximately $10 million. During 2021, we expect to make mandatory and discretionary benefit payments to plan participants of approximately $8 million. Future mandatory contribution requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and legal requirements to maintain a certain funding status.

The sensitivity of pension expense and projected benefit obligation related to our pension plans to changes in economic assumptions is highlighted below:

	Impact on (in millions):
	Effect on 2021 Pension Expense	Effect on December 31, 2020 Projected Benefit Obligation
Change in Assumption	(Decrease)/Increase	Increase (Decrease)
50 bp decrease in discount rate	$4	$72
50 bp increase in discount rate	$(3)	$(65)
50 bp decrease in long-term return on assets	$4
50 bp increase in long-term return on assets	$(4)
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

Results of Operations
Summary of our results of operations for each of the following years ended December 31:

Financial Information (in millions, except percentages)	2020	2019	2018
Net Sales	$1,739	$1,775	$1,957
Cost of Sales	(1,601)	(1,721)	(1,666)
Gross Margin	138	54	291
Selling, general and administrative expenses	(85)	(90)	(105)
Duties (a)	(10)	(22)	(26)
Other operating expense, net	(16)	(25)	(12)
Operating Income (Loss)	27	(83)	148
Interest expense	(64)	(60)	(56)
Interest income and other, net	(7)	—	5
Other components of net periodic benefit (expense)	6	(5)	8
Gain on bargain purchase	—	—	20
Gain (loss) on debt extinguishment	(8)	—	1
Income (Loss) from Continuing Operations before Income Taxes	(46)	(148)	126
Income Tax (Expense) Benefit	47	30	(27)
Equity in income (loss) of equity method investments	(1)	—	—
Income (Loss) from Continuing Operations	$—	$(119)	$99
Income from discontinued operations, net of taxes	1	96	29
Net Income	$1	$(22)	$128

Gross Margin %	7.9%	3.1%	14.9%
Operating Margin %	1.6%	(4.7)%	7.6%
Effective Tax Rate %	(101.3)%	(20.0)%	21.4%
(a) The year ended December 31, 2020 includes the $21 million reduction in duties expense. See discussion in the Forest Products portion of the Results of Operations herein.
Results of Operations, Year Ended December 31, 2020 versus December 31, 2019
Net sales by segment were as follows:

	2020	2019
Net Sales (in millions)
High Purity Cellulose	$1,051	$1,127
Forest Products	392	299
Paperboard	190	200
Pulp & Newsprint	172	215
Eliminations	(66)	(66)
Total Net Sales	$1,739	$1,775
Net sales decreased $36 million or 2 percent, in 2020 compared to 2019. The decrease was primarily driven by lower high purity cellulose sales prices and lower newsprint sales prices and volumes, partially offset by strong lumber sales prices. For further assessment of changes in net sales, see the discussion of operating results by segment.

Operating income by segment was as follows:

	2020	2019
Operating income (in millions)
High Purity Cellulose	$7	$7
Forest Products	80	(31)
Paperboard	18	4
Pulp & Newsprint	(25)	2
Corporate	(53)	(65)
Total Operating Income	$27	$(83)
Operating income for 2020 improved by $110 million when compared to the prior year. The increase was primarily driven by higher prices for lumber and lower costs driven by improved operating reliability, partly offset by declines in newsprint sales prices and volumes. In addition, 2020 reflects the $21 million reduction in duties expense resulting from the U.S. Department of Commerce determination on Canadian softwood lumber imports into the U.S. For further assessment of changes of operating income, see the discussion of Operating Results by Segment.
Non-operating Expenses
Interest expense for 2020 increased $4 million driven by the higher interest rate margin from the amendments to our credit facilities held during most of 2020, as well as increased amortization of debt issuance costs. In December 2020, the Company issued $500 million of 7.625 percent Senior Secured Notes due 2026 (the “Senior Secured Notes”) and closed on its five-year, $200 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The Company used the net proceeds from the sale of the Senior Secured Notes, together with cash on hand, to repay all outstanding obligations under its previous Senior Secured Credit Facility. In connection with the early repayment of the Senior Secured Credit Facility, we recorded a loss from extinguishment of long-term debt of $8 million, primarily from writing off unamortized deferred financing fees. For additional information, see Note 10 — Debt and Finance Leases.
Other components of net periodic benefit (expense) changed by $11 million to a $6 million benefit during 2020 as a result of a $3 million pension settlement and curtailment gain recorded during the fourth quarter of 2020 whereas 2019 included a $9 million pension net settlement loss. See Note 18 — Employee Benefit Plans.
Income Taxes
The effective tax benefit rate for 2020 was a benefit of 101 percent. The 2020 effective tax rate benefit differs from the federal statutory rate of 21 percent primarily due to benefits from the CARES Act, the release of certain valuation allowances related to nondeductible interest expense, tax return to accrual adjustments, and tax credits, partially offset by increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation. The 2019 effective tax rate from continuing operations was a benefit of 20 percent. See Note 20 — Income Taxes of our consolidated financial statements for additional information.
Discontinued Operations
The Company has presented the operating results for its Matane operations, which were sold in November 2019, as discontinued operations for the years ended December 31, 2020, 2019 and 2018. Included in discontinued operations is allocated interest expense for debt that was required to be repaid upon completion of the sale. In addition, legal and administrative costs to sell the operations are included in discontinued operations. Income from discontinued operations during the year ended December 31, 2020 included a $1 million benefit resulting from the final working capital adjustment as required by the sale agreement. Income from discontinued operations increased $67 million during 2019 compared to 2018 and reflects the $84 million gain from the sale of the operations. See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.

Operating Results by Segment
High Purity Cellulose

($ in million)	2020	2019
Net Sales	$1,051	$1,127
Operating Income	$7	$7

Average Sales Prices ($ per metric ton):	$992	$1,083

Sales Volumes (thousands of metric tons):	976	964
Changes in High Purity Cellulose net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Volume/Mix
Cellulose specialties	$765	$11	$(91)	$685
Commodity products and other	280	(44)	47	283
Other sales (a)	82	—	1	83
Total Net Sales	$1,127	$(33)	$(43)	$1,051
(a) Other sales include sales of electricity, lignin and other by-products to third parties.
Total net sales decreased $76 million, or 7 percent, in 2020. Sales prices for cellulose specialties increased 2 percent during the year ended December 31, 2020 whereas commodity prices declined 17 percent primarily driven by COVID-19 and China trade dispute related impacts on demand on the larger commodity pulp and textile markets. Cellulose specialties sale volumes declined 12 percent primarily due to the impact on demand driven by COVID-19. Commodity sales volumes increased 21 percent for the full year compared to 2019 driven by the recovery of the textile markets in the second half of 2020.
Changes in High Purity Cellulose operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2019	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2020
Operating Income	$7	$(33)	$(37)	$68	$2	$7
Operating Margin %	0.6%	(3.0)%	(3.6)%	6.5%	0.2%	0.7%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income remained essentially flat in 2020 when compared to the prior year. Lower wood and chemical costs, improved reliability and higher commodity volumes were offset by the impact of lower cellulose specialty volumes and commodity sale price declines during 2020. Included in SG&A and other costs is our share of the loss of the lignin joint venture of $4 million and $5 million during 2020 and 2019, respectively.
Forest Products

(in millions)	2020	2019
Net Sales	$392	$299
Operating income	$80	$(31)
Average Sales Prices ($ per thousand board feet):
Lumber	$523	$373
Sales Volumes (millions of board feet):
Lumber	611	617

Changes in Forest Products net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Vol/Mix/Other (a)
Lumber	$230	$92	$(3)	$319
Other sales (a)	69	—	4	73
Total Net Sales	$299	$92	$1	$392
(a) Other sales include sales of logs, wood chips, and other by-products to third-parties and other segments.
Total net sales increased $93 million, or 31 percent, in 2020. Lumber sales prices improved 40 percent due to strong demand while lumber sales volumes decreased by 1 percent as a result of market downtime taken in the first half of the year to address the initial negative impact on demand driven by the COVID-19 pandemic. Other sales were up from higher wood chip sales during the year ended December 31, 2020.
Changes in Forest Products operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2019	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2020
Operating Income	$(31)	$92	$1	$6	$12	$80
Operating Margin %	(10.5)%	26.0%	0.2%	1.5%	3.1%	20.3%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income increased $111 million in 2020. The improvement was primarily driven by the 40 percent increase in lumber sales prices and lower costs driven by the curtailments of production in the early part of 2020. Additionally the Company reversed $21 million of prior expenses related to import duties as the USDOC announced its final determination in December 2020 to reduce the duties on Canadian softwood lumber imported into the U.S. from 20 percent to 9 percent for such duties paid during 2017 and 2018. The years ended December 31, 2020 and 2019 include $10 million and $23 million in softwood lumber duties, respectively. Duties incurred during 2020 take into account the $21 million reduction previously discussed.
Paperboard

(in millions)	2020	2019
Net Sales	$190	$200
Operating income	$18	$4
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,076	$1,103
Sales Volumes (in thousands of metric tons) (a):
Paperboard	176	181
Changes in Paperboard net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Volume/Mix
Paperboard	$200	$(5)	$(5)	$190
Total net sales declined $10 million, or 5 percent in 2020. Paperboard sales prices declined 2 percent due to increased competition. Paperboard sales volumes decreased 3 percent.

Changes in Paperboard operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2019	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2020
Operating Income	$4	$(5)	$(2)	$21	$—	$18
Operating Margin %	2.0%	(2.5)%	(1.1)%	11.1%	—%	9.5%
(a) Computed based on contribution margin.
Operating income increased $14 million in 2020 due to decreased costs from lower pulp raw material prices as well as lower transportation costs.
Pulp & Newsprint

(in millions)	2020	2019
Net Sales	$172	$215
Operating income	$(25)	$2
Average Sales Prices ($ per metric ton):
Pulp	$470	$499
Newsprint	$418	$524
Sales Volumes (in metric tons):
Pulp	217	207
Newsprint	112	166
Changes in Pulp & Newsprint net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Volume/Mix
Pulp	$128	$(8)	$5	$125
Newsprint	87	(12)	(28)	47
Total Net Sales	$215	$(20)	$(23)	$172
(a) Average sales prices and volumes for external sales only. The Pulp segment sold approximately 66,000 metric tons and 66,000 metric tons of high-yield pulp for $23 million and $25 million to the Paperboard segment for the production of paperboard during 2020 and 2019, respectively.
Total net sales declined $43 million, or 20 percent, in 2020. Average pulp sales prices declined 6 percent due to weak market conditions during 2020. Pulp sales volumes increased 5 percent. Newsprint sales prices and volumes declined 20 percent and 33 percent, respectively, due to weak demand and market-related downtime resulting from the COVID-19 pandemic.
Changes in Pulp & Newsprint operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2019	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2020
Operating Income	$2	$(20)	$(13)	$5	$1	$(25)
Operating Margin %	0.8%	(10.2)%	(8.7)%	2.9%	0.6%	(14.6)%
(a) Computed based on contribution margin.
Operating income for Pulp & Newsprint decreased $27 million during 2020, driven by lower pulp and newsprint prices and newsprint volumes, partly offset by higher pulp sales volumes. Costs improved primarily from lower transportation expenses, partially offset by higher energy costs.

Corporate

(in millions)	2020	2019
Operating loss	$(53)	$(65)
The operating loss for Corporate decreased by $12 million to $53 million in 2020, when compared to 2019, primarily due to lower environmental reserves charges and reduced spending, partially offset by higher non-cash amortization of technology costs and unfavorable currency impacts in the current year and the impact of an insurance recovery in the prior year.
Results of Operations, Year Ended December 31, 2019 versus December 31, 2018

	2019	2018
Net Sales (in millions)
High Purity Cellulose	$1,127	$1,192
Forest Products	299	356
Paperboard	200	197
Pulp & Newsprint	215	282
Eliminations	(66)	(70)
Total Net Sales	$1,775	$1,957
Net sales decreased $182 million, or 9 percent, in 2019 compared to 2018. The decrease was primarily driven by lower cellulose specialties, lumber, high-yield pulp and newsprint sales. For further assessment of changes in net sales, see the discussion of Operating Results by Segment.
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
Non-operating Expenses
Interest expense for 2019 increased $4 million driven by higher debt levels throughout most of 2019, increased interest rate margin from the amendment to our credit facilities, increased amortization of deferred loan costs from the $100 million pay-down of our Senior Secured Credit Facilities as a result of the Matane Mill sale, partially offset by lower LIBOR rates. For additional information, see Note 10 — Debt and Finance Leases.
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
Operating Results by Segment
High Purity Cellulose

($ in million)	2019	2018
Net Sales	$1,127	$1,192
Operating Income	$7	$112

Average Sales Prices ($ per metric ton):	$1,083	$1,167

Sales Volumes (thousands of metric tons):	964	922
Changes in High Purity Cellulose net sales are as follows:

Net Sales (in millions)	2018	Changes Attributable to:		2019
		Price	Volume/Mix
Cellulose specialties	$832	$(16)	$(51)	$765
Commodity products and other	244	(33)	69	280
Other sales (a)	117	—	(34)	82
Total Net Sales	$1,192	$(49)	$(16)	$1,127
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
Operating income decreased $106 million in 2019. The decrease was driven by lower cellulose specialties sales prices and volumes and a decline in other sales, partially offset by higher commodity sales volumes. Costs increased by $31 million as overall higher sales volumes, as well as higher wood and maintenance costs were only partially offset by lower chemical prices, primarily caustic, and the sale of the resin business. The sale of the resin business negatively impacted operating income $5 million during 2019. Included in SG&A and other costs is our share of the loss of the lignin joint venture of $5 million and $4 million incurred during 2019 and 2018, respectively.
Forest Products

(in millions)	2019	2018
Net Sales	$299	$356
Operating income	$(31)	$25
Average Sales Prices ($ per thousand board feet):
Lumber	$373	$471
Sales Volumes (millions of board feet):
Lumber	617	604
Changes in Forest Products net sales are as follows:

Net Sales (in millions)	2018	Changes Attributable to:		2019
		Price	Vol/Mix/Other (a)
Lumber	$285	$(60)	$5	$230
Other sales (a)	71	$—	$(2)	69
Total Net Sales	$356	$(60)	$3	$299
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
Operating income decreased $56 million in 2019. The decline was driven by lower lumber sales prices, partially offset by higher lumber sales volumes. Lower costs were driven by lower wood costs and the reversal of the net realizable inventory reserve of $6 million, partially offset by higher depreciation, transportation and energy costs. SG&A and other costs improved due to lower softwood lumber duties as a result of lower lumber sales prices. The years ended December 31, 2019 and 2018 included $23 million and $26 million in softwood lumber duties, respectively.
Paperboard

(in millions)	2019	2018
Net Sales	$200	$197
Operating income	$4	$4
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,103	$1,130
Sales Volumes (in thousands of metric tons) (a):
Paperboard	181	174
Changes in Paperboard net sales are as follows:

Net Sales (in millions)	2018	Changes Attributable to:		2019
		Price	Volume/Mix
Paperboard	$197	$(5)	$8	$200
Total net sales increased $3 million, or 2 percent in 2019 Paperboard sales prices declined 2 percent due to increased competition. Paperboard sales volumes increased 4 percent primarily due to efforts to reduce inventories.
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
Pulp & Newsprint

(in millions)	2019	2018
Net Sales	$215	$282
Operating income	$2	$72
Average Sales Prices ($ per metric ton):
Pulp	$499	$669
Newsprint	$524	$592
Sales Volumes (in metric tons):
Pulp	207	214
Newsprint	166	191

Changes in Pulp & Newsprint net sales are as follows:

Net Sales (in millions)	2018	Changes Attributable to:		2019
		Price	Volume/Mix
Pulp (a)	$169	$(37)	$(4)	$128
Newsprint	113	(11)	(15)	87
Total Net Sales	$282	$(48)	$(19)	$215
(a) Average sales prices and volumes for external sales only. The Pulp segment sold approximately 66,000 metric tons and 65,000 metric tons of high-yield pulp for $25 million and $26 million to the Paperboard segment for the production of paperboard during 2019 and 2018, respectively.
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
Operating income for Pulp & Newsprint decreased $70 million in 2019. This was driven by lower pulp sales prices and volumes as well as decreases in newsprint sales prices and volumes. Costs increased due to the lower newsprint production levels, higher maintenance and transportation costs.
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
Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, our operating cash flows have been volatile in recent years due to decreases in market prices for our commodity products as well as the impact on demand driven by the COVID-19 pandemic. In response, we have maintained a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures. We amended our previous Credit Agreement in 2019 and again in 2020 to provide us with financial flexibility. In December 2020, we completed the private placement of $500 million 7.625% Senior Secured Notes due 2026 (the “Senior Secured Notes”) and concurrently entered into a five-year senior secured asset-based revolving credit agreement (the “ABL Credit Facility”) in an initial aggregate principal amount of $200 million. In connection with these transactions, we terminated all commitments and repaid all outstanding obligations under the existing Credit Agreement. See Note 10 — Debt and Finance Leases of our consolidated financial statements for additional information.

As of December 31, 2020, we are in compliance with all financial and other customary covenants. We continue to believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities.
The non-guarantor subsidiaries had assets of $797 million, year-to-date revenue of $204 million, covenant EBITDA for the last twelve months is a $9 million loss and liabilities of $283 million as of December 31, 2020.
On September 6, 2019, our Board of Directors suspended our quarterly common stock dividend to use the cash flow to pay down debt and fund capital investments as well as working capital needs. The declaration and payment of future common stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deem relevant. In addition, our debt facilities place limitations on the declaration and payment of future dividends. No dividends were declared in 2020.
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. For the years ended December 31, 2020 and 2019, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future. During 2018, we repurchased and retired 2,570,449 shares of common stock under this buyback program at an average price of $15.44 per share, excluding commissions, for an aggregate purchase price of approximately $40 million.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents (a)	$94	$64	$109
Availability under the ABL Credit Facility (b)	102	—	—
Availability under the Revolving Credit Facility (c)	—	87	217
Total debt (d)	1,084	1,082	1,188
Stockholders’ equity	695	683	707
Total capitalization (total debt plus equity)	1,779	1,765	1,895
Debt to capital ratio	61%	61%	63%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At December 31, 2020, we had $146 million of gross availability and net available borrowings of $102 million after taking into account standby letters of credit of approximately $44 million. In addition to the availability under the ABL Credit Facility, we have $19 million available under an accounts receivable factoring line of credit in France. See Note 22 — Commitments and Contingencies of our consolidated financial statements for additional information.
(c)    Amounts available under the Revolving Credit Facility have been reduced by $33 million and $34 million as of December 31, 2019 and 2018, respectively. We were also required to maintain between $80 million and $90 million of availability on our Revolving Credit Facility, therefore we show this as a reduction to the December 31, 2019 availability.
(d)    See Note 10 — Debt and Finance Leases of our consolidated financial statements for more information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for each of the following years ended December 31:

Cash Provided by (Used for):	2020	2019	2018
Operating activities	$124	$42	$247
Investing activities	$(78)	$53	$(116)
Financing activities	$(19)	$(138)	$(116)

Cash Provided by Operating Activities
Cash provided by operating activities during the year ended December 31, 2020 increased $82 million, compared to the prior year period, due to improvements in our operating results, mostly from higher lumber prices and lower costs from improved reliability. The increase was partly offset by an increase in income tax receivables that are expected to be refunded during 2021. Included in cash provided by operating activities for the year ended December 31, 2019 was $20 million of cash provided by discontinued operations.
Cash provided by operating activities in 2019 decreased $205 million when compared to the prior year ended December 31, 2018, primarily due to a decline in our operating results mostly from lower prices across all segments, partially offset by a decrease in environmental spending in 2019. Included in cash provided by operating activities for the year ended December 31, 2018 was $25 million of cash provided by discontinued operations.
Cash Provided by (Used for) Investing Activities
Cash used for investing activities during the year ended December 31, 2020 was $78 million compared to cash provided by investing activities of $53 million during the same prior year period. The year ended December 31, 2019 included proceeds from discontinued operations of $158 million that were received from the November 2019 sale of the Matane mill and $3 million of discontinued operations capital spending. Capital expenditures from continuing operations decreased $28 million during the year ended December 31, 2020 when compared to the same prior year period. The current year included proceeds of $4 million from the sale of assets and $4 million of contributions for our investment in Anomera. See Note 2—Summary of Significant Accounting Policies and New Accounting Pronouncements for additional information on the investment.
Cash used for investing activities of continuing operations during 2019 decreased $10 million when compared to the prior year from a decrease in capital spending. In addition, the year ended December 31, 2018 included $16 million of proceeds received from the sale of the resins business. Included in cash provided by investing activities of discontinued operations for the year ended December 31, 2019 were $155 million of proceeds from the sale of the Matane mill, partly offset by approximately $3 million of capital spending.
Cash Provided by (Used for) Financing Activities
Cash used for financing activities decreased $119 million primarily due a decrease of $109 million in our net long-term debt payments during 2020 when compared to the year ended December 31, 2019. In addition, the year ended December 31, 2020 included $5 million of short term borrowings from the France factoring line. Common stock dividends paid decreased by $9 million due to the suspension of the quarterly $0.07 dividend starting in the third quarter of 2019. In addition, the preferred stock dividend payments declined by $10 million in 2020 as the preferred stock automatically converted to common stock in August 2019. During 2020, the Company incurred $24 million of debt issuance costs primarily from the Senior Secured Notes due 2026 that were issued in December 2020. Common shares repurchased decreased by $6 million during 2020 when compared to the same prior year period due to fewer shares in lieu of income taxes repurchased. See Note 10 — Debt and Finance Leases and Note 14 — Stockholders' Equity for additional information.
Cash used for financing activities during 2019 increased $22 million when compared to the prior year, primarily due to a net increase in long-term debt payments of $64 million during the year ended December 31, 2019, partially offset by a $36 million decrease in common stock repurchases due to the absence of the share repurchases under the buyback program that occurred in 2018. In addition, common stock and preferred stock dividends decreased in total by $10 million during 2019. In addition, debt issuance costs of $4 million were incurred in 2019.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, adjusted EBITDA and adjusted free cash flows. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA, adjusted EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. Our management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Our management uses EBITDA and adjusted EBITDA as performance measures and adjusted free cash flows as a liquidity measure. See “Note about Non-GAAP Financial Measures” on page 2 for limitations associated with non-GAAP measures.

EBITDA is defined by SEC rules as earnings from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined by the Company as EBITDA before the pension settlement loss, duties reversal, insurance recoveries, loan amendment costs, non-recurring expenses related to the Company’s review of its commodity asset portfolio, severance expense, gain on bargain purchase, acquisition related costs, inventory write-up to fair value, gain on derivative instrument, gain on debt extinguishment, non-cash impairment, and one-time separation and legal costs. EBITDA and adjusted EBITDA are not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA for each of the years ended December 31 (in millions of dollars):

Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA Reconciliations	2020	2019	2018	2017	2016
Income (loss) from continuing operations	$—	$(118)	$99	$323	$73
Depreciation and amortization	152	153	146	97	88
Interest expense, net	64	60	55	38	35
Income tax expense (benefit)	(47)	(30)	27	19	39
EBITDA	169	65	327	477	235
Pension settlement (gain) loss	(3)	9	—	—	—
Insurance recovery	—	(4)	—	—	—
Loan amendment costs	—	4	—	—	—
Non-recurring expense (a)	—	1	—	—	—
Severance expense	—	1	4	—	—
Gain on bargain purchase	—	—	(20)	(317)	—
Acquisition related costs	—	—	—	34	—
Inventory write-up to fair value	—	—	—	23	—
Gain on derivative instrument	—	—	—	(8)	—
Loss (gain) on debt extinguishment	8	—	—	—	(9)
Duties reversal (b)	(21)	—	—	—	—
Adjusted EBITDA	$153	$76	$311	$209	$226
(a) Non-recurring expenses are related to the Company’s review of its commodity asset portfolio.
(b) The U.S. Department of Commerce announced its final determination in December 2020 to reduce the Company’s duties on Canadian softwood lumber imported into the U.S. from 20 percent to 9 percent. As a result the Company reflected a $21 million reversal of prior period expense during the year ended December 31, 2020.
EBITDA and Adjusted EBITDA for 2020 increased compared to 2019, primarily due to higher earnings from operations as a result of higher lumber sales prices and lower costs, primarily from improved reliability. EBITDA and Adjusted EBITDA for 2019 decreased compared to 2018, primarily due to lower earnings from operations as a result of lower sales prices on all our products. For additional information regarding operating results see Results of Operations section of Item 7 — Management Discussion and Analysis.
Adjusted free cash flows is defined as cash provided by operating activities of continuing operations adjusted for capital expenditures, net of proceeds from sale of assets, excluding strategic capital expenditures. Adjusted free cash flows, as defined by the Company, is a non-GAAP measure of cash generated during a period which is available for debt reduction, strategic capital expenditures and acquisitions and repurchase of the Company’s common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.

Below is a reconciliation of cash flows from operations to adjusted free cash flows for each of the following years ended December 31 (in millions of dollars):

Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	2020	2019	2018	2017	2016
Cash provided by operating activities-continuing operations	$124	$22	$222	$126	$232
Capital expenditures, net (a)	(51)	(75)	(92)	(64)	(85)
Adjusted free cash flows	$73	$(53)	$130	$62	$147
(a)    Capital expenditures, net of proceeds from sale of assets, exclude strategic capital expenditures which we deem discretionary. Strategic capital expenditures for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 were $22 million, $27 million, $37 million, $11 million and $4 million, respectively.
Adjusted free cash flows in 2020 increased compared to 2019 primarily due to strong lumber prices and lower costs driven by improved reliability, partly offset by lower capital expenditures.
Adjusted free cash flows in 2019 decreased compared to 2018 primarily due lower cash from operating activities driven by lower earnings as a result of lower sales prices on all our products. This was partially offset by our actions to decrease capital expenditures to preserve cash flow.

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
Contractual Financial Obligations
Information regarding the letters of credit, surety bonds and other guarantees as of December 31, 2020 is hereby incorporated by reference to Note 22 — Commitments and Contingencies of our consolidated financial statements.
The following table aggregates our contractual financial obligations as of December 31, 2020 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2021	2022-2023	2024-2025	Thereafter
Long-term debt, including current maturities	$1,093	$17	$40	$517	$519
Interest payments on long-term debt and finance lease obligations (a)	310	70	138	94	8
Purchase obligations (b)	342	138	76	35	93
Postretirement obligations (c)	19	2	4	4	9
Finance lease obligations	2	—	1	1	—
Operating leases (d)	21	7	11	2	1
Total contractual cash obligations	$1,787	$234	$270	$653	$630
(a)Projected interest payments were calculated based on outstanding principal amounts and interest rates as of December 31, 2020. See Note 10 — Debt and Finance Leases for additional information.
(b)Purchase obligations primarily consist of payments expected to be made on natural gas, steam energy and wood chip purchase contracts. Purchase obligations exclude arrangements the Company can cancel without penalty.
(c)Amounts include estimated postretirement benefit payments and do not include pension funding obligations. See Note 18 — Employee Benefit Plans, for additional information on our pension and postretirement benefit plans.

(d)See Note 5 —Leases for additional information.
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
The prices, sales volumes and margins of the commodity products of our High Purity Cellulose segment and all the products of the Forest Products and Pulp & Newsprint segments have historically been cyclically affected by economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates. In general, these products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. While these prices are not directly correlated to commodity dissolving wood pulp and paper pulp prices, changes in commodity dissolving wood pulp and paper pulp prices may impact competitors' actions which can lead to an impact in prices for cellulose specialties products. In addition, approximately half of our cellulose specialties contracted volumes are under multi-year contracts that expire between 2021 and 2023.
As of December 31, 2020, we had $5 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2020 was $1,050 million compared to the $1,088 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered accounting firm, appear at pages F-1 through F-48 of this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Rayonier Advanced Materials management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this annual report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2020.
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
For the quarter ended December 31, 2020, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonieram.com as soon as it is filed with the SEC.

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
Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
4.1	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form 10 filed on May 29, 2014
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed on March 2 2020
4.3	Indenture, dated as of December 23, 2020, by and among Rayonier A.M. Products Inc., the Guarantors party thereto and Wells Fargo Bank, National Association as trustee and as notes collateral agent	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 23, 2020
4.4	Form of 7.625% Senior Secured Notes due 2026, included as Exhibit A to the Indenture	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 23, 2020
10.1	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014
10.2	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.3	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014
10.4	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 30, 2014
10.5	Rayonier Advanced Materials Inc. Incentive Stock Plan, as amended effective May 23, 2016**	Incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement filed on April 8, 2016
10.6	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective May 22, 2017**	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 7, 2017
10.7	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective December 15, 2017**	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 1, 2018
10.8	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan (as amended effective December 15, 2017)**	Incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed on April 6, 2018
10.9	First Amendment to the Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective May 22, 2017**	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 7, 2019
10.10	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Restricted Stock Unit Award Agreement, effective 2017**	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on March 1, 2018
10.11	Form of Rayonier Advanced Materials Inc. 2021 Restricted Stock Unit Award Agreement**	Filed herewith
10.12	Form of Rayonier Advanced Materials Inc. 2021 Performance Share Unit Award Agreement**	Filed herewith
10.13	Form of Rayonier Advanced Materials Inc. 2021 Performance Cash Unit Award Agreement**	Filed herewith
10.14	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2019 Equity Award Grant**	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed on March 1, 2019
10.15	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2020 Equity Award Grant**	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 7, 2020
10.16	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2021 Equity Award Grant**	Filed herewith
10.17	Description of Rayonier Advanced Materials Inc. 2019 Performance Share Award Program**	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed on March 1, 2019
10.18	Description of Rayonier Advanced Materials Inc. 2020 Performance Share Award Program**	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 7, 2020
10.19	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan, as amended effective May 23, 2016**	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 8, 2016
10.20	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, Amended and Restated effective October 21, 2019**	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 7, 2019
10.21	Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan**	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on February 26, 2016
10.22	First Amendment to the Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan**	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 7, 2019
10.23	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust, dated June 28, 2014, by and between Rayonier Advanced Materials Inc. and Wells Fargo Bank, National Association**	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.24	Rayonier Advanced Materials Inc. Excess Benefit Plan, effective June 27, 2014**	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.25	Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan, effective June 28, 2014**	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.26	Form of Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan Agreements, effective June 28, 2014**	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on February 27, 2015
10.27	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective June 27, 2014 and Amended and Restated as of October 21, 2019**	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on November 7, 2019
10.28	Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2015**	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on February 24, 2017
10.29	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2015**	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed on February 24, 2017
10.30	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2016**	Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on February 24, 2017
10.31	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2016**	Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed on February 24, 2017
10.32	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective October 1, 2016**	Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed on February 24, 2017
10.33	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective February 13, 2017**	Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on February 24, 2017
10.34	Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers**	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.35	Form of Rayonier Advanced Materials Inc. Outside Directors Compensation Program/Cash Deferral Option Agreement, effective January 1, 2020**	Filed herewith
10.36
Asset Purchase Agreement by and between Sappi Canada Enterprises Inc., as purchaser and Sappi Papier Holding GmbH, as Purchaser guarantor, on the one hand, and Rayonier A.M. Canada G.P., Rayonier A.M. Compagnie de Construction Inc. and Rayonier A.M. Enterprises Inc., collectively the Seller, and Rayonier Advanced Materials Inc., as Seller guarantor, dated as of July 31, 2019***

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 7, 2019
10.37	Revolving Credit Agreement, dated as of December 10, 2020, among Rayonier Advanced Materials Inc., Rayonier A.M. Products Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2020
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
24	Powers of attorney	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018; (ii) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018; and (iv) the Notes to the Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
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
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ PAUL G. BOYNTON	Chief Executive Officer and President	March 1, 2021
Paul G. Boynton (Principal Executive Officer)

	/s/ MARCUS J. MOELTNER	Chief Financial Officer and Senior Vice President, Finance	March 1, 2021
Marcus J. Moeltner (Principal Financial Officer)

	/s/ GABRIELA GARCIA	Chief Accounting Officer and Vice President, Controller	March 1, 2021
Gabriela Garcia (Principal Accounting Officer)

	*	Chairman
DeLyle W. Bloomquist
	*	Director
Charles E. Adair
	*	Director
Julie A. Dill
	*	Director
James F. Kirsch
	*	Director
David C. Mariano
	*	Director
Thomas I. Morgan
	*	Director
Lisa M. Palumbo
	*	Director
Ivona Smith

*By:	/s/ MARCUS J. MOELTNER
	Marcus J. Moeltner (Attorney-In-Fact)		March 1, 2021

Index to Financial Statements

Page

Management’s Report on Internal Control over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2020	F-6
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-7
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2020	F-8
Notes to Consolidated Financial Statements	F-10

Index to Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	F-48
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present, or the required information has been otherwise supplied in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting
The management of Rayonier Advanced Materials Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Rayonier Advanced Materials Inc.’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our management’s assessment and the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. The report on the Company’s internal control over financial reporting as of December 31, 2020, is on page F-5.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rayonier Advanced Materials Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Rayonier Advanced Materials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Environmental Liabilities
As more fully described in Note 11 to the financial statements, the Company records accruals for environmental liabilities based on its current interpretation of environmental laws and regulations when it is probable a liability has been incurred and the amount of such liability is estimable. Accruals for Environmental Liabilities totaled approximately $172 million at December 31, 2020. These liabilities are established based on projected spending over many years and require significant estimates and specialized knowledge to determine the proper amount at any point in time. In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events. The Company estimates this exposure could range up to approximately $78 million in addition to the liabilities recorded and has disclosed this exposure in Note 11.

The principal considerations for our determination that the accruals for environmental liabilities is a critical audit matter are that the length of time over which the obligation will be resolved is significant and the estimate requires specialized knowledge of environmental engineering. The estimate, which involves assumptions such as the nature and extent of contamination at each site, the nature and extent of required cleanup efforts, the duration and effectiveness of the chosen remedial strategy and changes in environmental regulations is subjective in nature and involved our complex and subjective judgment.

Our audit procedures related to the accruals for environmental liabilities included the following procedures, among others. We evaluated the design and tested the operating effectiveness of relevant controls over the Company’s estimation process and accounting for the accruals, and the completeness and accuracy of the underlying data used in the reserve estimates. We performed a public domain search to determine whether the sites being accounted for by the Company is complete and whether all information from regulators is being considered in the estimation process. We used an environmental reserve specialist to assist us in evaluating the appropriateness of the Company’s remediation plans and the reasonableness of management’s estimates in relation to the regulatory requirements and to review the estimated costs used by the Company, including consideration of information available from external data from other sources. With the support of our environmental reserve specialists, we evaluated the competency of the specialists used by the Company in addition to whether the method, models and assumptions utilized in estimating the reserve balances were appropriate based on testing of engineering studies and historical experience.

Realizability of Deferred Tax Assets
As more fully described in Note 20, at December 31, 2020, the Company had gross deferred tax assets of approximately $571 million, reduced by a valuation allowance of approximately $81 million, primarily related to its Canadian operations. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets will become realized. The Company assesses the need for a valuation allowance by evaluating both the positive and negative evidence that may exist.

The principal considerations for our determination that the realizability of the deferred tax assets is a critical audit matter are that the length of time of the forecast period is significant and the estimate of future taxable income of the Company’s Canadian operations is an accounting estimate subject to a high level of estimation uncertainty.

Our audit procedures related to the realizability of the deferred tax assets included the following procedures, among others. We evaluated the design and tested the operating effectiveness of the key controls over the Company’s forecasting process, evaluation of the realizability of deferred tax assets and establishment of valuation allowances. We assessed the historical accuracy of management’s forecasted Canadian taxable income and compared the forecasts to historical trends and current industry and economic trends. Additionally, we performed sensitivity analyses around the assessment. We involved tax professionals to evaluate the application of jurisdictional tax laws and regulations used in the Company’s assumptions and calculations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Jacksonville, Florida
March 1, 2021

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rayonier Advanced Materials Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Rayonier Advanced Materials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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
March 1, 2021

Rayonier Advanced Materials Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31,
(Dollars in thousands, except per share amounts)

	2020	2019	2018
Net Sales	$1,738,899	$1,775,392	$1,956,994
Cost of Sales	(1,601,115)	(1,721,235)	(1,665,847)
Gross Margin	137,784	54,157	291,147

Selling, general and administrative expenses	(85,193)	(89,644)	(104,989)
Duties	(10,304)	(22,634)	(25,921)
Other operating expense, net (Note 19)	(15,213)	(24,997)	(12,422)
Operating Income (Loss)	27,074	(83,118)	147,815
Interest expense	(64,214)	(60,267)	(55,923)
Interest income (loss) and other, net	(7,265)	(24)	5,019
Other components of net periodic benefit income (expense)	6,216	(4,875)	8,345
Gain on bargain purchase (Note 4)	—	—	20,449
(Loss) gain on debt extinguishment	(7,841)	—	786
Income (Loss) from Continuing Operations Before Income Taxes	(46,030)	(148,284)	126,491
Income tax benefit (expense) (Note 20)	46,607	29,676	(27,040)
Equity in income (loss) of equity method investment	(730)	—	—
Income (Loss) from Continuing Operations	(153)	(118,608)	99,451
Income from discontinued operations (Note 3)	708	96,158	28,965
Net Income (Loss) Attributable to the Company	555	(22,450)	128,416
Mandatory convertible stock dividends	—	(8,582)	(13,800)
Net Income (Loss) Available to Common Stockholders	$555	$(31,032)	$114,616

Basic Earnings (Loss) Per Share of Common Stock (Note 16)
Income (loss) from continuing operations	$—	$(2.33)	$1.70
Income from discontinued operations	0.01	1.76	0.57
Net income (loss) per common share-basic	$0.01	$(0.57)	$2.27
Diluted Earnings (Loss) Per Share of Common Stock (Note 16)
Income (loss) from continuing operations	$—	$(2.33)	$1.52
Income from discontinued operations	0.01	1.76	0.44
Net income (loss) per common share-diluted	$0.01	$(0.57)	$1.96

Comprehensive Income:
Net Income (Loss)	$555	$(22,450)	$128,416
Other Comprehensive Income (Loss), net of tax (Note 15)
Foreign currency translation adjustments	25,024	(5,394)	(13,353)
Unrealized gain (loss) on derivative instruments	544	12,912	(12,241)
Net gain (loss) from pension and postretirement plans	(19,976)	8,952	(31,527)
Total other comprehensive income (loss)	5,592	16,470	(57,121)
Comprehensive Income (Loss)	$6,147	$(5,980)	$71,295
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
As of December 31,
(Dollars in thousands, except common share amounts)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$93,653	$64,025
Accounts receivable, net (Note 6)	179,208	181,658
Inventory (Note 7)	233,484	251,180
Prepaid and other current assets	68,570	60,846
Income tax receivable (Note 20)	58,657	16,118
Total current assets	633,572	573,827

Property, Plant and Equipment, Net (Note 8)	1,274,942	1,316,055
Deferred Tax Assets (Note 20)	385,459	384,513
Intangible Assets, Net	38,441	45,451
Other Assets	197,451	160,301
Total Assets	$2,529,865	$2,480,147
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$156,721	$153,181
Accrued and other current liabilities (Note 9)	110,495	102,178
Debt due within one year (Note 10)	17,100	19,448
Current environmental liabilities (Note 11)	8,684	11,339
Total current liabilities	293,000	286,146

Long-Term Debt (Note 10)	1,066,837	1,062,695
Non-Current Environmental Liabilities (Note 11)	162,995	160,037
Pension and Other Postretirement Benefits (Note 18)	260,708	236,625
Deferred Tax Liabilities (Note 20)	24,462	24,847
Other Non-Current Liabilities	26,776	26,999
Commitments and Contingencies (Note 22)

Stockholders’ Equity (Note 14)
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,359,839 and 63,136,129 issued and outstanding, as of December 31, 2020 and 2019, respectively	633	632
Additional paid-in capital	405,161	399,020
Retained earnings	422,928	422,373
Accumulated other comprehensive income (loss) (Note 15)	(133,635)	(139,227)
Total Stockholders’ Equity	695,087	682,798
Total Liabilities and Stockholders’ Equity	$2,529,865	$2,480,147
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, (Dollars in thousands)

	2020	2019	2018
Operating Activities
Net income (loss)	$555	$(22,450)	$128,416
Loss (income) from discontinued operations	(708)	(96,158)	(28,965)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	151,462	153,275	145,957
Stock-based incentive compensation expense	6,599	6,531	13,007
Amortization of capitalized debt costs and debt discount	2,682	2,292	835
Deferred income tax (benefit) expense	2,040	(25,552)	7,637
Gain on bargain purchase	—	—	(19,071)
Increase in environmental liabilities	5,381	16,384	7,285
Loss (gain) on debt extinguishment	7,750	—	(786)
Net periodic benefit cost of pension and postretirement plans	5,588	16,580	5,063
Loss from sale/disposal of property, plant and equipment	896	1,295	3,186
Loss (gain) on foreign currency exchange	7,894	6,574	(12,170)
Other	—	(3,332)	4,176
Changes in operating assets and liabilities:
Receivables	4,539	14,443	(31,532)
Inventories	19,962	52,347	(21,579)
Income tax receivables	(52,568)	(6,175)	9,442
Accounts payable	(6,055)	(26,025)	30,162
Accrued liabilities	8,659	(20,034)	4,864
All other operating activities	(25,448)	(29,899)	155
Payments for pension and other postretirement benefit plans	(9,654)	(11,593)	(12,153)
Expenditures for environmental liabilities	(5,308)	(6,444)	(11,852)
Cash provided by operating activities-continuing operations	124,266	22,059	222,077
Cash provided by operating activities-discontinued operations	204	19,845	24,867
Cash Provided by Operating Activities	124,470	41,904	246,944

Investing Activities
Capital expenditures	(77,159)	(105,462)	(128,796)
Proceeds from sale of resins operations	—	—	16,233
Proceeds from sale of assets	3,764	2,655	10
Investment in equity method investment	(4,426)	—	—
Cash used for investing activities-continuing operations	(77,821)	(102,807)	(112,553)
Cash provided by (used for) investing activities-discontinued operations	—	155,309	(3,413)
Cash (Used for) Provided by Investing Activities	(77,821)	52,502	(115,966)

Financing Activities
Issuance of long-term debt	500,000	—	—
Revolving credit facility and other borrowings	29,043	91,158	—
Repayments of revolving credit facility and other borrowings	(30,328)	(86,000)	—
Repayment of debt long-term debt	(498,875)	(114,331)	(45,270)
Short-term financing, net	5,044	—	—
Dividends paid on common stock	—	(8,569)	(15,058)
Dividends paid on preferred stock	—	(10,350)	(13,800)
Proceeds from the issuance of common stock	—	—	451
Repurchase of common stock	(457)	(6,878)	(42,780)
Debt issuance costs	(23,817)	(3,514)	—
Cash (Used for) Provided by Financing Activities	(19,390)	(138,484)	(116,457)

Change in cash and cash equivalents	27,259	(44,078)	14,521
Net effect of foreign exchange on cash and cash equivalents	2,369	(863)	(1,790)
Balance, beginning of year	64,025	108,966	96,235
Balance, end of year	$93,653	$64,025	$108,966
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
Forest Products
The Company, through its six sawmills in Canada, manufactures and markets high-quality, construction-grade lumber in North America. The lumber, primarily spruce, pine, or fir, is used in the construction of residential and multi-family homes, light industrial and commercial facilities, and the home repair and remodel markets. The wood chips, manufactured as a by-product of the lumber manufacturing process, are used in the Company’s Canadian High Purity Cellulose, Pulp and Paper plants.
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
Discontinued Operations
As a result of the sale of its Matane, Quebec, Canada high-yield pulp mill, the Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 3 - Discontinued Operations for additional information.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Fiscal Year
The Company’s fiscal year end is the last day of the calendar year. For interim reporting periods, the Company uses the last Saturday of the fiscal quarter.
Coronavirus Pandemic
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

Due to the financial impacts of COVID-19, the Company is actively monitoring the recoverability of the carrying value of its long-term assets. During the year ended December 31, 2020, the Company did not recognize any impairment charges related to long-lived assets held for use. The Company will continue to evaluate the recoverability of these and other assets as necessary.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through March 1, 2021, the date these financial statements were available to be issued. The following events were identified for disclosure:
During 2020, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help Canadian employers whose businesses were affected by the COVID-19 pandemic. CEWS provides a subsidy to eligible employees’ employment remuneration, subject to certain criteria. In January 2021, the Company's Canadian subsidiaries applied for the CEWS in the amount of CAD$25 million. The Company will record the impact of this benefit upon its realization.
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
Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable are stated at the net amount expected to be collected. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company maintains an allowance for expected credit losses resulting from the inability of its customers to make required payments. The Company's allowance is established based on historical patterns of accounts receivable collections and expected losses, including consideration of general economic conditions. Outstanding accounts receivable balances are reviewed quarterly or more frequently when circumstances indicate a review is warranted, for example if there is a significant change in the aging of the Company’s receivables or a customer’s

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

financial condition. Write-offs are recorded at the time a customer receivable is deemed uncollectible and collection efforts have been exhausted.
Inventory
Finished goods, work-in-process and raw materials inventories are valued at the lower of cost, as determined on the first-in, first-out basis, or net realizable value. Manufacturing and maintenance supplies are valued at average cost. Inventory costs include material, labor and manufacturing overhead. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.
Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. The Forest Products segment production related plant and equipment are depreciated using the straight-line method over 3 to 20 years. High Purity Cellulose, Paperboard and Pulp & Newsprint production related plant and equipment are depreciated using the units-of-production method. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. Production related assets under finance leases are depreciated using the straight-line method over the related lease term. The Company depreciates its non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Depreciation expense reflected in cost of sales in the Consolidated Statements of Income was $136 million, $137 million and $135 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Maintenance Costs
The Company performs scheduled inspections, repairs and maintenance of plant machinery and equipment at the Company’s High Purity, Paperboard and Pulp & Newsprint manufacturing facilities during a full plant shutdown. Costs associated with these planned outage periods are referred to as shutdown costs and are incurred to ensure the long-term reliability and safety of the manufacturing operations. Shutdown costs are accounted for using the deferral method, under which expenditures related to shutdown are capitalized in other assets when incurred and amortized to production costs on a straight-line basis over the period benefited, or the period of time until the next scheduled shutdown which can generally range from one year to eighteen months. Shutdown costs are classified as working capital in operating activities in the consolidated statements of cash flows. As of December 31, 2020 and 2019 the Company had $27 million and $19 million, respectively, in shut down costs capitalized in other current assets.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s definite-lived intangible assets are summarized as follows (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Customer Lists	$51,680	$(20,047)	$31,633	4.9 years
Trade Names	8,604	(1,796)	6,808	11.9 years
Total Definite-Lived Intangibles	$60,284	$(21,843)	$38,441	6.2 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Customer Lists	$51,680	$(13,613)	$38,067	5.9 years
Trade Names	8,604	(1,220)	7,384	12.9 years
Total Definite-Lived Intangibles	$60,284	$(14,833)	$45,451	7.0 years

Total amortization expense related to definite-lived assets was $7 million, $7 million and $7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2020:

December 31, 2020
2021	$7,009
2022	7,009
2023	7,009
2024	7,009
2025	6,473
Thereafter	3,932
Total	$38,441
Equity Method Investments
Anomera, Inc.
The Company is an investor in Anomera, Inc. (“Anomera”), a Canadian start-up corporation headquartered in Montreal, Quebec. Anomera manufactures Carboxylated Cellulose Nanocrystals (CNC), a patented, biodegradable product, with uses in the cosmetics industry and various other industrial applications, including concrete, inks and pigments, polymer composites, coatings and adhesives industries. Anomera has a product development lab in Mississauga, Ontario and is constructing a pilot production facility on the Company’s Temiscaming site. In exchange for voting and non-voting interests, the Company has invested a total of $7 million in Anomera through December 31, 2020, and expects to make additional investments at various times over the next five years. The Company and Anomera have also entered into various service, leasing and supply agreements to support Anomera’s operations starting in 2021.

The Company has a 44 percent voting interest in Anomera and is able to exercise significant influence, but not control, as it does not have the ability to direct the decisions that most significantly impact its economic performance. As such, the Company has determined it is not the primary beneficiary of the investment and therefore accounts for it under the equity method of accounting. The Company records its share of net earnings and losses on the investment in “Income (loss) from equity method investee, net of tax” in the Consolidated Statements of Income and Comprehensive Income. During the year ended December 31, 2020, the Company recorded a loss of $1 million from its equity investment in Anomera.
There are no financing agreements at Anomera for which the Company is liable.
LignoTech Florida LLC

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company recorded $7 million and $6 million of lignin sales to the LTF joint venture during the years ended December 31, 2020 and 2019, respectively. The Company records its share of net earnings and losses on the investment within “Other operating expense, net” in the Consolidated Statements of Income and Comprehensive Income. During each of the years ended December 31, 2020, 2019 and 2018, the Company recorded losses of $4 million, $5 million and $4 million, respectively, from its equity investment in LTF. See Note 19 — Other Operating Expense, Net
The Company is liable for certain financing agreements related to the entity. See Note 22 — Commitments and Contingencies for further discussion.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

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
Contract liabilities primarily relate to prepayments received from our customers before revenue is recognized and sales volume rebates payable to customers. These amounts are included in accrued customer incentives and prepayments in the consolidated balance sheets (see Note 9 — Accrued and Other Current Liabilities). The Company does not have any material contract assets as of December 31, 2020.
These methodologies are consistent with the manner in which we have historically accounted for the recognition of revenue.
Environmental Costs
The Company has established liabilities to assess, remediate, maintain and monitor sites related to disposed operations from which no current or future benefit is discernible. These obligations are established based on projected spending over the next 20 years and require significant estimates to determine the proper amount at any point in time. The projected period, from 2021 through 2041, reflects the time during which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current liabilities for disposed operations in the consolidated balance sheets.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

New and Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which, among other things, eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters when a year-to-date loss exceeds the anticipated loss for the year and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for the Company beginning January 1, 2021 with early adoption permitted. The Company adopted ASU 2019-12 during 2020 with no material impact on the Company’s consolidated financial statements.
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

3.    Discontinued Operations
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Income (loss) from discontinued operations is comprised of the following:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues	$—	$127,561	$177,419
Cost of sales	—	(106,572)	(124,396)
Gross margin	—	20,989	53,023
Selling, general and administrative expenses and other	—	(1,536)	(3,196)
Operating income (loss)	—	19,453	49,827
Interest expense (a)	—	(3,957)	(4,485)
Other non-operating income	—	321	377
Income from discontinued operations before income taxes	—	15,817	45,719
Income tax expense	—	(4,096)	(16,754)
Income from discontinued operations, net of taxes	—	11,721	28,965

Gain from sale of discontinued operation, pre-tax	956	118,888	—
Income tax expense on gain	(248)	(34,451)	—
Gain from sale of discontinued operations, net of tax	708	84,437	—

Income from Discontinued Operations	$708	$96,158	$28,965
(a)    The Company was required to repay $100 million of debt from proceeds received from the sale of Matane. As such, interest expense has been allocated to discontinued operations using the weighted-average interest rates in effect for each period presented based on the proportionate amounts required to be repaid.

Other discontinued operations information is as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Depreciation and amortization	$—	$1,590	$2,459
Capital expenditures	$—	$2,956	$3,662

4.    Tembec Acquisition
On November 17, 2017, the Company acquired all of the outstanding common shares of Tembec for an aggregate purchase price of approximately $317 million Canadian dollars cash and 8.4 million shares of the Company’s common stock, par value $0.01 per share (the “Acquisition”). A preliminary gain on bargain purchase of $317 million was recognized in the year ended December 31, 2017, primarily associated with the value of certain deferred tax assets. The Company recognized an additional gain on bargain purchase of $20 million during the year ended December 31, 2018 upon finalizing the valuation.

5.     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of December 31, 2020, the Company’s leases have remaining lease terms of 1 year to 8.2 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

assets and liabilities as of December 31, 2020 and December 31, 2019 was 6.1 percent and 6.0 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of December 31, 2020 and December 31, 2019 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Operating Leases
Operating lease expense	$7,270	$6,474
Finance Leases
Amortization of ROU assets	328	306
Interest	187	209
Total	$7,785	$6,989
As of December 31, 2020, the weighted average remaining lease term is 3.6 years and 5.9 years for operating leases and financing leases, respectively. As of December 31, 2019, the weighted average remaining lease term is 4.3 years and 6.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $7 million and $6 million from operating lease payments made during the year ended December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, assets acquired under finance leases of $2 million and $3 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases liabilities are included as debt and the maturities for the next five years and thereafter are included in Note 10 — Debt and Finance Leases.
The Company’s balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Right-of-use assets	Other assets	$17,566	$22,406
Lease liabilities, current	Accrued and other current liabilities	$5,666	$5,887
Lease liabilities, non-current	Other non-current liabilities	$13,007	$17,522

As of December 31, 2020, operating lease maturities for 2021 through 2025 and thereafter are as follows:

December 31, 2020
2021	$6,609
2022	6,035
2023	4,960
2024	1,645
2025	788
Thereafter	831
Total minimum lease payments	20,868
Less: imputed interest	(2,195)
Present value of future minimum lease payments	$18,673

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

6.    Accounts Receivable
The Company’s accounts receivable included the following for the years ended December 31:

	2020	2019
Accounts receivable, trade	$140,036	$142,181
Accounts receivable, other (a)	39,659	40,082
Allowance for expected credit losses	(487)	(605)
Total accounts receivable, net	$179,208	$181,658
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, government grants receivable and accrued billings due from government agencies.
7.    Inventory
The Company’s inventory included the following for the years ended December 31:

	2020	2019
Finished goods	$138,064	$150,259
Work-in-progress	17,246	17,065
Raw materials	70,009	73,385
Manufacturing and maintenance supplies	8,165	10,471
Total inventory	$233,484	$251,180
8.    Property, Plant and Equipment
The Company’s property, plant and equipment included the following as of December 31,:

	2020	2019
Land and land improvements	$30,247	$29,912
Buildings	255,381	248,395
Machinery and equipment	2,506,764	2,453,568
Other	24,968	20,063
Construction in progress	68,036	46,378
Total property, plant and equipment, gross	2,885,396	2,798,316
Accumulated depreciation	(1,610,454)	(1,482,261)
Total property, plant and equipment, net	$1,274,942	$1,316,055
9.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following as of December 31,:

	2020	2019
Accrued customer incentives and prepayments	$29,387	$31,696
Accrued payroll and benefits	21,500	23,593
Accrued interest	3,230	2,785
Accrued income taxes	5,052	3,616
Foreign currency forward contracts	—	995
Accrued property taxes	3,995	5,643
Accrued stumpage	10,045	1,867
Other current liabilities	37,286	31,983
Total accrued and other current liabilities	$110,495	$102,178

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

10.    Debt and Finance Leases
The Company’s debt and finance leases include the following for the years ended December 31,:

	2020	2019
ABL Credit Facility due 2025, $102 million available, bearing interest at 0.25% LIBOR floor plus 2.75%, interest rate of 3.00% at December 31, 2020	$—	$—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	500,000	—
U.S. Revolver of $84 million, $39 million available, bearing interest at LIBOR plus 3.75% at December 31, 2019; debt extinguished in December 2020	—	—
Multi-currency Revolver of $126 million, $48 million available, bearing interest at LIBOR plus 3.75% at December 31, 2019; debt extinguished in December 2020	—	—
Term A-1 Loan Facility borrowings, bearing interest at LIBOR plus 3.75%, interest rate of 5.54% at December 31, 2019; debt extinguished in December 2020	—	133,283
Term A-2 Loan Facility borrowings bearing interest at LIBOR plus 3.40% (after consideration of 0.60% patronage benefit), interest rate of 5.19% at December 31, 2019; debt extinguished in December 2020	—	365,592
Senior Notes due 2024 at a fixed interest rate of 5.50%	495,647	495,647
Canadian dollar based, fixed rate term loans with interest rates ranging from 5.50% to 6.86% and maturity dates ranging from July 2022 through April 2028	73,791	83,122
Other loans	18,193	7,285
Short-term factoring facility-France	5,089	—
Finance lease obligations	2,489	2,818
Total principal payments due	1,095,209	1,087,747
Less: debt premium, original issue discount and issuance costs	(11,272)	(5,604)
Total debt	1,083,937	1,082,143
Less: debt due within one year	(17,100)	(19,448)
Long-term debt	$1,066,837	$1,062,695
Debt and finance lease payments due during the next five years and thereafter are as follows:

	Finance Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
2021	$515	$163	$352	$16,748
2022	515	138	377	30,195
2023	515	110	405	10,358
2024	515	81	434	505,923
2025	515	50	465	10,918
Thereafter	472	16	456	518,578
Total payments	$3,047	$558	$2,489	$1,092,720

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Asset Backed Loan due 2025
On December 23, 2020, the Company entered into a 5-year senior secured asset-based revolving credit facility with an initial committed amount of $200 million (the “ABL Credit Facility”). The outstanding letters of credit issued thereunder were reissued under the ABL Credit Facility. The ABL Credit Facility is secured by certain U.S. and Canadian assets, including a first priority lien on inventory, accounts receivable and bank accounts. The ABL Credit Facility also is secured by second priority lien on certain of the assets securing the Senior Secured Notes.

Availability under the ABL Credit Facility fluctuates based on eligible accounts receivable and inventory levels. As of December 31, 2020, the Company had $146 million of gross availability under the ABL Credit Facility and net available borrowings of $102 million of after taking into account $44 million used to secure outstanding letters of credit. Additionally. the Company is subject to cash dominion if availability falls below a certain threshold, currently $25 million.

The credit agreement governing the ABL Credit Facility does not contain an ongoing financial maintenance covenant. However, the agreement requires the Company to meet a fixed charge coverage ratio of not less than 1.0 if availability falls below a certain threshold, currently $25 million. The agreement also contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the ABL Credit Facility, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the ABL Credit Facility contains customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2020, the Company was in compliance with all covenants under the ABL Credit Facility.

In connection with entering into this agreement and through December 31, 2020, the Company incurred and capitalized fees totaling $9 million.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

7.625% Senior Secured Notes due 2026
On December 23, 2020, the Company issued $500 million in aggregate principal amount of 7.625 percent senior secured notes due 2026 (the “Senior Secured Notes”), at an offering price of 100 percent of the principal amount thereof. The Company used the net proceeds from the sale of the Senior Secured Notes, together with cash on hand, to repay all outstanding obligations under its previous Senior Secured Credit Facility.
The Senior Secured Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and non-U.S. persons pursuant to Regulation S under the Securities Act.
The lenders under the Senior Secured Notes have a first priority security interest in substantially all of the Company’s current and future U.S. and Canadian material assets. The ABL Credit Facility is also secured by certain U.S. and Canadian assets, including a first priority lien on inventory, accounts receivable and bank accounts, while the Senior Secured Notes will have second priority liens on certain of the assets securing the ABL Credit Facility.
In connection with the early repayment of the outstanding obligations of the previous Senior Secured Credit Facility, the Company recorded a loss from early extinguishment of long-term debt of $8 million, primarily from writing off unamortized deferred financing fees.
The indenture governing the Senior Secured Notes contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Senior Secured, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Secured Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2020, the Company was in compliance with all covenants under the Senior Secured Notes.

In connection with this issuance and through December 31, 2020, the Company incurred and capitalized fees totaling $10 million.
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
During the fourth quarter of 2018, the Company repurchased in the open market $11 million of the Senior Notes and retired them for $10 million plus accrued and unpaid interest. In connection with the retirement of these Senior Notes, the Company recorded a gain in other income of approximately $1 million, which includes the write-off of unamortized debt issuance costs. There were no open market purchases of these notes during the year ended December 31, 2020.
The indenture governing the Senior Notes contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Senior Notes, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2020, the Company was in compliance with all covenants under the Senior Notes.
Senior Secured Credit Facility
In December 2020, all outstanding liabilities under the Senior Secured Credit Facility were paid in full and the related agreements terminated. The Company’s senior secured credit facilities (collectively, the “Credit Facility”) consisted of a $230 million senior secured term loan (the “Term A-1 Loan Facility”), a $450 million senior secured year term loan (the “Term A-2 Loan Facility” and together with the Term A-1 Facility, the “Term Loan Facilities”), a $100 million revolving credit facility (the “U.S. Revolver”) and a multi-currency revolving credit facility in a U.S. Dollar equivalent amount of $150 million (the

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

“Multi-currency Revolver” and together with the U.S. Revolver, the “Revolving Credit Facility”). The lenders under the Credit Facilities had a first priority security interest in substantially all the Company’s current and future U.S. and Canadian material assets.
In June 2020, the Company entered into a second amendment of its Senior Secured Credit Agreement (the “Second Amendment”) under which, among other changes, the lenders have agreed to relax the financial covenants through 2022. The Second Amendment added a 1 percent LIBOR floor and lenders were paid a customary fee as consideration for their consent to the Second Amendment. The Second Amendment was accounted for as a debt modification and, as such, lender fees of $3 million were capitalized and third-party fees of $1 million were expensed as incurred.

In September 2019, the Company entered into the first amendment of the Credit Facility (the “Amendment”) under which, among other changes, the lenders agreed to relax the total net senior first lien secured leverage ratio and interest coverage ratio tests through 2021. The Amendment also increased the interest rate margin on borrowings to be paid to lenders by a maximum of 1.25 percent. The Amendment was accounted for as a debt modification and, as such, lender fees of $4 million were capitalized and third-party fees of $4 million were expensed as incurred.
The loans under the Credit Facility, as amended, bore interest at either (a) a base rate plus an applicable margin ranging between 2 percent and 3 percent or (b) an adjusted LIBOR rate (or 1 percent LIBOR floor) plus an applicable margin ranging between 3 percent and 4 percent. The applicable margin for borrowings under the Credit Facility is based on a consolidated total net leverage-based pricing grid.
Through its termination in December 2020, the Company was in compliance with all covenants under the Credit Facility.
Short-term Factoring Facility-France
The Company’s subsidiary in France entered into a factoring agreement with BNP-Paribas Factor ("BNP") pursuant to which it submits the value of eligible receivables up to USD $3 million and €24 million for immediate payment. Eligibility of receivables is based on invoices issued to the Company’s subsidiary from customers previously approved by BNP. Upon collection of these receivables, on average no longer than 60 days, amounts outstanding under this agreement are paid off. The Company pays interest on a monthly basis for these borrowings based on the value of factored invoices at Euribor 3-month rate (with floor at zero) plus 0.55 percent. The weighted-average interest rate on total short-term borrowings associated with this agreement at December 31, 2020 was 0.55 percent as Euribor 3-month rate was negative for the period.
11.    Environmental Liabilities
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides detail for specific sites where current estimates exceed 10 percent of the total liabilities for disposed operations at December 31, 2020, 2019, or 2018. An analysis of the activity of the liabilities for disposed operations for the years ended December 31, 2020 and 2019 is as follows:

	December 31, 2018	Payments	Increase (Decrease) to Liabilities (a)	December 31, 2019 Liability	Payments	Increase (Decrease) to Liabilities (a)	December 31, 2020 Liability
Port Angeles, Washington	$44,799	$(1,404)	$11,045	$54,440	$(1,447)	$1,011	$54,004
Augusta, Georgia	20,354	(683)	1,876	21,547	(514)	62	21,095
Baldwin, Florida	17,244	(450)	383	17,177	(55)	(700)	16,422
All other sites	78,257	(3,907)	3,862	78,212	(3,292)	5,238	80,158
Total	160,654	$(6,444)	$17,166	171,376	$(5,308)	$5,611	171,679
Less: Current portion	(11,310)			(11,339)			(8,684)
Non-Current portion	$149,344			$160,037			$162,995
(a)    Included in the Increase (Decrease) to Liabilities during the year ended December 31, 2020 and 2019 is a $229 thousand and a $1 million increase of the liability, respectively, due to foreign currency fluctuations.
A brief description of the above identified sites is as follows:
Port Angeles, Washington — The Company operated a pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since 2000, and several voluntary interim soil clean-up actions have been performed during this time. In addition, the Company may be liable under CERCLA for “natural resource damages” caused by releases from the site. As a result of an agreed order with the Washington State Department of Ecology (“Ecology”), the remainder of the MTCA regulatory process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and off-site areas may be necessary and, as a result, current cost estimates and the corresponding liability could change. During 2020, the estimated liability decreased $436 thousand as changes in the remediation costs were partly offset by an increase in the reserve. During 2019 the liability increased $10 million, due to changes in the Company’s remediation cost estimates, partly offset by payments made during the year.
Augusta, Georgia — The Company operated a wood treatment plant at this site from 1928 to 1988. This site operates under a 10-year hazardous waste permit renewed and issued pursuant to RCRA in 2015. Ongoing remediation activities currently consist primarily of groundwater recovery and treatment. Current cost estimates and the corresponding liability could vary if recovery or discharge volumes change or if changes to current remediation activities are required in the future. During 2020 and 2019, the Company recorded a $452 thousand decrease and a $1 million increase in the liability, respectively, due to payments and to the change in the estimated costs related to the site’s operation and maintenance.
Baldwin, Florida — The Company operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit renewed and issued pursuant to RCRA in 2017. Ongoing remediation activities currently consist primarily of groundwater recovery and treatment. Additional remedial activities may be necessary in the future and, therefore, current cost estimates and the corresponding liability could change. During 2020, the reserve decreased $1 million primarily from a favorable change in the estimated costs expected for the site. During 2019, the reserve remained flat as payments during the year were essentially offset by an increase in the remediation cost estimates.
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites and providing financial assurance relating thereto; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of December 31, 2020, the Company estimates this exposure could range up to approximately $78 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. This estimate excludes liabilities which would

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

otherwise be considered reasonably possible but for the fact that they are not currently estimable primarily due to the factors discussed above.
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
12.    Derivative Instruments
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
In December 2020, the Company terminated all outstanding derivative instruments, consisting of six foreign exchange forward contracts. These instruments were previously designated as hedging instruments and had various maturity dates through 2028. In connection with these terminations, the Company received approximately $3.6 million. Accumulated gains and losses associated with these instruments are deferred as a component of accumulated other comprehensive income (loss), totaling a net after-tax gain of $2 million, and will be recognized in earnings as the underlying hedged transactions occur and affect earnings.
Interest Rate Risk
The Company’s current debt obligations are primarily fixed and therefore not materially exposed to variability in interest payments due to changes in interest rates. The Company previously entered into interest rate swap agreements to reduce the volatility of interest expense, achieve a desired proportion of fixed-rate versus floating-rate debt and to hedge the variability in cash flows attributable to interest rate risks caused by changes in the LIBOR benchmark.
The Company had designated the swaps as cash flow hedges and assesses their effectiveness using the hypothetical derivative method in conjunction with regression. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated hedge. Ineffective gains and losses are classified to earnings immediately. There was no hedge ineffectiveness during 2020 or 2019.
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
The notional amounts and maturity dates of outstanding derivative instruments as of December 31, 2020 and 2019 are presented below.

	December 31, 2020	December 31, 2019
Interest rate swaps (a)	$—	$200,000
Foreign currency contracts (b)	$—	$343,665
Foreign cross-currency contracts (b)	$—	$83,126
(a) Matured December 2020
(b) Terminated in December 2020

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The fair values of derivative instruments included in the consolidated balance sheet as of December 31, 2020 and 2019 are provided in the below table. See Note 13 — Fair Value Measurements for additional information related to the Company’s derivatives.

	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$—	$—
Interest rate swaps	Other assets	—	—
Foreign exchange forward contracts	Other current assets	—	4,857
Foreign exchange forward contracts	Other assets	—	5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	246

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	—	(639)
Foreign exchange forward contracts	Other current liabilities	—	(340)
Foreign exchange forward contracts	Other non-current liabilities	—	(759)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	—	(16)
Total derivatives		$—	$3,354
The effects of derivative instruments designated as cash flow hedges, the related changes in AOCI and the gains and losses in income for the years ended December 31, 2020 and 2019 were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31, 2020
Interest rate swaps	$(2,027)	Interest expense	$(2,666)	$—
Foreign currency contracts	$(13,045)	Other operating expense, net	$702	—
Foreign currency contracts	$6,481	Cost of sales	$(6,481)	—
Foreign currency contracts	$(197)	Interest income and other, net	$(918)	—
	December 31, 2019
Interest rate swaps	$(2,083)	Interest expense	$688	$—
Foreign currency contracts	$2,382	Other operating expense, net	$854	—
Foreign currency contracts	$10,006	Cost of sales	$(10,006)	—
Foreign currency contracts	$2,517	Interest income and other, net	$3,537	—
The effects of derivative instruments not designated as hedging instruments on the statement of income for the years ended December 31, 2020 and 2019 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	December 31, 2020	December 31, 2019
Foreign exchange contracts	Other operating expense, net	$(703)	$416

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The after-tax amounts of unrealized gains in AOCI related to hedge derivatives at December 31, 2020 and 2019 are presented below:

	December 31, 2020	December 31, 2019
Unrealized gains from interest rate cash flow hedges	$—	$(499)
Unrealized gains from foreign currency cash flow hedges	$1,834	$1,789
13.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at December 31, 2020 and 2019, using market information and what management believes to be appropriate valuation methodologies discussed in further detail below:

	December 31, 2020			December 31, 2019
	Carrying Amount	Fair Value (c)		Carrying Amount	Fair Value (c)
		Level 1	Level 2		Level 1	Level 2
Assets:
Cash and cash equivalents	$93,653	$93,653	$—	$64,025	$64,025	$—
Foreign currency forward contracts (a)	$—	$—	$—	$5,108	$—	$5,108

Liabilities (b):
Interest rate swaps (a)	$—	$—	$—	$639	$—	$639
Foreign currency forward contracts (a)	$—	$—	$—	$1,115	$—	$1,115
Fixed-rate long-term debt	$1,076,359	$—	$1,050,287	$585,027	$—	$465,449
Variable-rate long-term debt	$—	$—	$—	$494,299	$—	$498,875
(a) These items represent derivative instruments.
(b) Liabilities excludes finance lease obligation.
(c) The Company did not have Level 3 assets or liabilities at December 31, 2020 and 2019.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

14.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2017	51,717,142	$517	1,725,000	$17	$392,353	$377,020	$(76,151)	$693,756
Net income	—	—	—	—	—	128,416	—	128,416
Other comprehensive loss, net of tax	—	—	—	—	—	—	(57,121)	(57,121)
Issuance of common stock under incentive stock plans	301,560	3	—	—	448	—	—	451
Stock-based compensation	—	—	—	—	13,007	—	—	13,007
Repurchase of common stock	(2,727,572)	(27)	—	—	(6,318)	(36,435)	—	(42,780)
ASU 2018-02 adoption	—	—	—	—	—	22,425	(22,425)	—
Common stock dividends ($0.28 per share)	—	—	—	—	—	(15,058)	—	(15,058)
Preferred stock dividends ($8.00 per share)	—	—	—	—	—	(13,800)	—	(13,800)
Balance, December 31, 2018	49,291,130	493	1,725,000	17	399,490	462,568	(155,697)	706,871
Net income	—	—	—	—	—	(22,450)	—	(22,450)
Other comprehensive income, net of tax	—	—	—	—	—	—	16,470	16,470
Preferred stock converted to common stock	13,361,678	133	(1,725,000)	(17)	(116)	—	—	—
Issuance of common stock under incentive stock plans	978,091	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	6,531	—	—	6,531
Repurchase of common stock	(494,770)	(4)	—	—	(6,875)	—	—	(6,879)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,395)	—	(7,395)
Preferred stock dividends ($6.00 per share)	—	—	—	—	—	(10,350)	—	(10,350)
Balance, December 31, 2019	63,136,129	632	—	—	399,020	422,373	(139,227)	682,798
Net income	—	—	—	—	—	555	—	555
Other comprehensive income, net of tax	—	—	—	—	—	—	5,592	5,592
Issuance of common stock under incentive stock plans	416,454	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	6,599	—	—	6,599
Repurchase of common stock	(192,744)	(3)	—	—	(454)	—	—	(457)
Balance, December 31, 2020	63,359,839	$633	—	$—	$405,161	$422,928	$(133,635)	$695,087

Series A Mandatory Convertible Preferred Stock
On August 4, 2016, the Company completed a registered public offering of 1,725,000 shares of the Company’s 8.00% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”), at a public offering price of $100.00 per share. Net proceeds were $167 million after deducting underwriting discounts, commissions and expenses.
Each share of the Preferred Stock automatically converted into shares of common stock on August 15, 2019. The number of shares of common stock issuable at conversion was determined based on the volume-weighted average price of the Company’s common stock over a 20-trading day period immediately prior to the mandatory conversion date (“Applicable Market Value”). The Applicable Market Value for our common stock was less than $12.91, resulting in a conversion rate per share of 7.7459.  On August 15, 2019, the Company issued approximately 13.4 million shares of common stock at conversion.
Dividends on the Preferred Stock were payable on a cumulative basis when declared by our Board of Directors. Preferred Stock dividends were paid at an annual rate of 8.00% of the liquidation preference of $100 per share. The final dividend was paid on August 15, 2019.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During 2018, the Company repurchased and retired 2,570,449 shares of common stock under this buyback program at an average price of $15.44 per share, excluding commissions, for an aggregate purchase price of approximately $40 million. No shares were repurchased during the years ended December 31, 2020 and 2019.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

15.    Accumulated Other Comprehensive Income (Loss)
AOCI was comprised of the following for the three years ended December 31:

	2020	2019	2018
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(126,638)	$(135,590)	$(81,638)
Other comprehensive gain (loss) before reclassifications	(37,515)	(8,119)	(53,278)
Income tax on other comprehensive loss	8,940	2,413	12,160
Reclassifications to earnings: (a)
Pension settlement loss (d)	(2,548)	8,787	—
Amortization of losses	12,838	9,889	11,877
Amortization of prior service costs	564	693	572
Amortization of negative plan amendment	—	—	(153)
Income tax on reclassifications	(2,255)	(4,711)	(2,705)
Net comprehensive gain (loss) on employee benefit plans, net of tax	(19,976)	8,952	(31,527)
ASU 2018-02 adoption (c)	—	—	(22,425)
Balance, end of year	(146,614)	(126,638)	(135,590)

Unrealized gain on derivative instruments, net of tax:
Balance, beginning of year	1,290	(11,622)	619
Other comprehensive income before reclassifications	(8,788)	12,822	(22,985)
Income tax on other comprehensive income	2,171	(3,076)	5,372
Reclassifications to earnings: (b)
Interest rate contracts	2,666	(688)	(64)
Foreign exchange contracts	6,697	5,615	6,690
Income tax on reclassifications	(2,202)	(1,761)	(1,254)
Net comprehensive gain on derivative instruments, net of tax	544	12,912	(12,241)
Balance, end of year (b)	1,834	1,290	(11,622)

Foreign currency translation:
Balance, beginning of year	(13,879)	(8,485)	4,868
Foreign currency translation, net of tax effects of $0, $0, and $0	25,024	(5,394)	(13,353)
Balance, end of year	11,145	(13,879)	(8,485)

Accumulated other comprehensive income (loss), end of year	$(133,635)	$(139,227)	$(155,697)

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
(c)Represents a reclassification to retained earnings from the adoption of ASU No. 2018-02.
(d)In October 2019, the Company purchased annuity contracts from a third-party insurance company who has assumed responsibility for future pension benefits for certain participants in our Canadian defined benefit plans. As a result, we recognized a loss on the settlement and de-recognition of the projected benefit obligation.  See Note 18 — Employee Benefit Plans.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

16.    Earnings per Share of Common Stock
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
The following table provides details of the calculations of basic and diluted EPS for the three years ended December 31:

	2020	2019	2018
Income (loss) from continuing operations	$(153)	$(118,608)	$99,451
Less: Preferred Stock dividends	—	(8,582)	(13,800)
Income (loss) from continuing operations attributable to common stockholders	$(153)	$(127,190)	$85,651
Income from discontinued operations	708	96,158	28,965
Net income (loss) available for common stockholders	$555	$(31,032)	$114,616

Shares used for determining basic earnings per share of common stock	63,241,197	54,511,863	50,602,480
Dilutive effect of:
Stock options	—	—	1,307
Performance and restricted shares	—	—	1,431,794
Preferred Stock	—	—	13,361,678
Shares used for determining diluted earnings per share of common stock	63,241,197	54,511,863	65,397,259
Basic earnings per share (not in thousands)
Income (loss) from continuing operations	$—	$(2.33)	$1.70
Income from discontinued operations	0.01	1.76	0.57
Net income (loss)	$0.01	$(0.57)	$2.27
Diluted earnings per share (not in thousands)
Income (loss) from continuing operations	$—	$(2.33)	$1.52
Income from discontinued operations	0.01	1.76	0.44
Net income (loss)	$0.01	$(0.57)	$1.96
Anti-dilutive instruments excluded from the computation of diluted earnings per share for the three years ended December 31, are as follows:

	2020	2019	2018
Stock options	152,281	205,026	260,033
Performance and restricted shares	2,650,357	494,469	398,004
Total	2,802,638	699,495	658,037

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

17.    Incentive Stock Plans
As of December 31, 2020, the Company had two stock-based incentive plans. The Rayonier Advanced Materials Inc. Incentive Stock Plan (the “Prior Plan”) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, and restricted stock units, subject to certain limitations. The Company no longer issues shares under the Prior Plan. The Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan (the “2017 Plan”) provides for up to 4.8 million shares to be granted for stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, and restricted stock units. Under the 2017 Plan, shares available for issuance may be increased by any shares of common stock subject to awards under the Prior Plan that, in whole or in part, are forfeited, terminated or expire unexercised, settled in cash in lieu of stock, or released from a reserve for failure to meet the maximum payout under a program. At December 31, 2020, approximately 2.3 million shares were available for future grants under the 2017 Plan.
During the year ended December 31, 2020, the Company made new grants of restricted stock units and performance-based stock units to certain employees. The 2020 restricted stock unit awards cliff vest after three years. Prior to the 2020 award, the restricted stock units vest upon completion of periods ranging from one year to three years . During the year ended December 31, 2020, the Company made new grants of restricted stock units and performance-based stock units to certain employees. The 2020 performance-based stock unit awards will measure total shareholder return (“TSR”) on an absolute basis and relative to peers coupled with an EBITDA margin metric, with the measurement period ending on December 31, 2022. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the absolute TSR would result in a zero payout for the TSR metric; however, payouts under the EBITDA margin metric would still be possible.
In March 2020, the performance-based share units granted in 2017 were settled at an average of 76 percent of the performance-based stock units awarded, resulting in the issuance of 266,154 shares of common stock.
The Company recognizes stock-based compensation expense on a straight-line basis, net of forfeitures, over the service period of the award. The Company’s total stock-based compensation cost, including allocated amounts, for the years ended December 31, 2020, 2019 and 2018 was $7 million, $7 million and $13 million, respectively. These amounts may not reflect the cost of current or future equity awards.
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
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years. During the years ended December 31, 2020, 2019 and 2018, no options were granted.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the Company’s stock option activity is presented below for the year ended December 31, 2020:

	Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	205,026	$36.10
Forfeited	—	—
Exercised	—	—
Expired	(52,745)	29.87
Outstanding at December 31, 2020	152,281	$38.26	1.9	$—
Options vested and expected to vest	152,281	$38.26	1.9	$—
Options exercisable at December 31, 2020	152,281	$38.26	1.9	$—
A summary of additional information pertaining to stock options granted to employees is presented below:

	2020	2019	2018
Intrinsic value of options exercised	$—	$—	$108
Fair value of options vested	$—	$—	$—
Restricted Stock and Stock Unit Awards
Restricted stock and stock units granted in connection with the Company’s performance share plan generally vests upon completion of periods ranging from 1 year to four years. The fair value of each share granted is equal to the share price of the underlying stock on the date of grant. As of December 31, 2020, there was $2 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.1 years.
The following table summarizes the activity of restricted stock and stock units granted to employees for the three years ended December 31:

	2020	2019	2018
Restricted stock and stock units granted	426,469	395,260	301,384
Weighted average price of restricted stock or units granted	$3.73	$11.99	$19.73
Intrinsic value of restricted stock and units outstanding	$5,405	$3,201	$9,767
Fair value of restricted stock and units vested	$4,420	$4,881	$3,753
A summary of the Company’s restricted stock and stock units activity is presented below for the year ended December 31, 2020:

	Restricted Stock and Stock Units
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	833,596	$14.55
Granted	426,469	3.73
Forfeited	(65,838)	12.71
Vested	(365,272)	12.10
Outstanding at December 31, 2020	828,955	$10.27
Performance-Based Stock Unit Awards
The Company’s performance-based stock unit awards generally vest upon completion of a three-year period. The 2020 performance-based stock unit award payout is calculated using a combination of Company specific performance metrics and total shareholder return, which is measured on an absolute basis as well as relative to a peer group of companies. Depending on

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2020, there was $2 million of unrecognized compensation cost related to the Company’s performance-based stock unit awards. This cost is expected to be recognized over a weighted average period of 1.9 years.
The following table summarizes the activity of the Company’s performance-based stock units awarded to its employees for the three years ended December 31:

	2020	2019	2018
Common shares of stock reserved for performance-based stock units	2,201,134	980,641	1,115,747
Weighted average fair value of performance-based stock units granted	$2.07	$14.98	$22.75
Intrinsic value of outstanding performance-based stock units	$11,876	$4,572	$4,774
A summary of the Company’s performance-based stock unit award activity is presented below for the year ended December 31, 2020:

	Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,190,526	$17.77
Granted	1,100,567	2.07
Forfeited	(65,764)	17.09
Vested	(403,927)	15.68
Outstanding at December 31, 2020	1,821,402	$8.77
The expected volatility is based on representative price returns using the stock price of several peer companies. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The following chart provides a tabular overview of the weighted average assumptions used in calculating the fair value of the awards granted for the three years ended December 31:

	2020	2019	2018
Expected volatility	67.8%	49.5%	68.7%
Risk-free rate	0.9%	2.5%	2.4%
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
During 2020, the Company started the process of winding up certain Canadian pension plans and as a result recorded a settlement gain of $3 million. During 2019, the Company settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of a $9 million loss during the year ended December 31, 2019. The settlements were recognized in “Other components of net periodic benefit costs” in our Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2020 and 2019.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the changes in the projected benefit obligation and plan assets and reconciles the funded status and the amounts recognized in the Consolidated Balance Sheets for the defined benefit pension and postretirement plans for the two years ended December 31:

	Pension		Postretirement
Change in Projected Benefit Obligation	2020	2019	2020	2019
Projected benefit obligation at beginning of year	$908,373	$1,013,541	$42,571	$41,243
Service cost	10,546	9,857	1,258	1,849
Interest cost	25,327	36,138	1,002	1,432
Actuarial loss (gain)	86,137	101,576	(3,172)	(39)
Participant contributions	779	900	105	130
Benefits paid	(43,687)	(55,801)	(2,104)	(2,824)
Plan amendment	—	1,693	—	—
Settlement	(1,495)	(222,342)	—	(146)
Effects of foreign currency exchange rates	9,216	22,811	30	926
Projected benefit obligation at end of year	$995,196	$908,373	$39,690	$42,571

Change in Plan Assets
Fair value of plan assets at beginning of year	$745,858	$844,588	$—	$—
Actual return on plan assets	88,772	148,226	—	—
Employer contributions	7,656	8,899	1,999	2,694
Participant contributions	779	900	105	130
Benefits paid	(43,688)	(55,801)	(2,104)	(2,824)
Settlement	—	(222,342)	—	—
Effects of foreign currency exchange rates	7,866	21,388	—	—
Fair value of plan assets at end of year	$807,243	$745,858	$—	$—

Funded Status at end of year:	$(187,953)	$(162,515)	$(39,690)	$(42,571)
The projected benefit obligation increased during the year ended December 31, 2020 due to actuarial losses resulting from a decrease in the discount rate assumed partly offset by lower interest cost and foreign currency exchange impacts.

	Pension		Postretirement
Amounts recognized in the Consolidated Balance Sheets consist of:	2020	2019	2020	2019
Non-current assets	$39,351	$37,505	$—	$—
Current liabilities	(4,089)	(3,745)	(2,197)	(2,221)
Non-current liabilities	(223,215)	(196,275)	(37,493)	(40,350)
Net amount recognized	$(187,953)	$(162,515)	$(39,690)	$(42,571)
Net gains (losses) recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Net gains (losses)	$(38,178)	$(6,294)	$(55,918)	$663	$(97)	$2,640
Prior service (costs) gains	$—	$(1,728)	$—	$—	$—	$—

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Pension settlement (gain) loss (a)	$(2,548)	$8,787	$—	$—	$—	$—
Amortization of losses	13,026	10,244	11,648	(188)	81	229
Amortization of prior service (credit) cost	717	846	572	(153)	(153)	(153)
(a) The Company purchased annuity contracts from a third-party insurance company who has assumed responsibility for future pension benefits for certain participants in our Canadian defined benefit plans. As required under ASC 715 Compensation-Retirement Benefits, we recognized loss in 2019 on the settlement and de-recognition of the projected benefit obligation. The year ended December 31, 2020 also includes a gain for Canadian plans in the process of winding-up and expected to be settled in 2021.
Net losses, prior service costs or credits and plan amendments that have not yet been included in pension and postretirement expense for the two years ended December 31 which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2020	2019	2020	2019
Prior service cost	$(2,116)	$(2,842)	$1,032	$1,185
Net losses	(187,533)	(160,058)	(1,820)	(2,266)
Deferred income tax benefit	43,731	37,050	90	293
Accumulated other comprehensive income (loss)	$(145,918)	$(125,850)	$(698)	$(788)
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2020	2019
Projected benefit obligation	$995,192	$907,755
Accumulated benefit obligation	$954,043	$871,291
Fair value of plan assets	$807,241	$744,662
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
Components of Net Periodic Benefit Cost	2020	2019	2018	2020	2019	2018
Service cost	$10,546	$9,857	$11,663	$1,258	$1,849	$1,716
Interest cost	25,327	36,138	35,499	1,002	1,432	1,327
Expected return on plan assets	(41,308)	(52,343)	(57,438)	—	—	—
Amortization of prior service (credit) cost	717	569	572	(153)	(153)	(153)
Amortization of losses	13,026	10,363	11,648	(188)	81	229
Pension settlement (gain) loss	(2,548)	8,787	—	—	—	—
Other	—	—	—	(2,091)	—	—
Net periodic benefit cost (a)	$5,760	$13,371	$1,944	$(172)	$3,209	$3,119
(a)Service cost is included in cost of sales or selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost, amortization of losses and amortization of negative plan amendment are included in non-operating income on the consolidated statement of income.
The Company uses the spot rate approach method to determine the service and interest cost components of net periodic benefit cost. Under this method, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. The Company believes this provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the weighted average principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligations at December 31:
Discount rate	2.48%	3.46%	3.99%	2.48%	3.20%	3.82%
Rate of compensation increase	2.67%	2.67%	2.61%	3.90%	3.63%	3.68%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.15%	3.91%	3.42%	3.05%	3.91%	3.40%
Expected long-term return on plan assets	6.19%	6.37%	6.32%	N/A	N/A	N/A
Rate of compensation increase	2.67%	2.67%	2.61%	3.90%	3.63%	3.68%
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
Assumed health care cost trends have a significant effect on the amounts reported for the postretirement benefit plans. The following table sets forth the assumed health care cost trend rates as of December 31:

	Postretirement
	2020		2019
	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	6.50%	5.68%	7.00%	6.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	4.50%	5.00%	4.50%
Year that ultimate trend rate is reached	2024	2022-2025	2024	2021-2022
Investment of Plan Assets
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the defined benefit pension plans’ investment program. The investment approach of each defined benefit pension plan is designed to maximize returns and provide sufficient liquidity to meet each plans obligations while maintaining acceptable risk levels. For certain defined benefit plans, investment target allocation percentages for equity securities can range up to 65 percent. In other more well-funded plans, 100 percent is allocated to fixed income securities. All plans were within their respective targeted ranges. The Company’s weighted average defined benefit pension plan asset allocation at December 31, 2020 and 2019, by asset category are as follows:

	Percentage of Plan Assets
Asset Category	2020	2019
U.S. equity securities	22%	25%
International equity securities	27%	31%
U.S. fixed income securities	21%	19%
International fixed income securities	26%	21%
Other	4%	4%
Total	100%	100%
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier Advanced Materials common stock at December 31, 2020 or 2019.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies and New Accounting Pronouncements for definition), the assets of the plans as of December 31, 2020 and 2019.

	Fair Value at December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$5,878	$—	$—	$5,878

Investments at net asset value:
Common collective trust funds				801,365
Total assets at fair value				$807,243

	Fair Value at December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$128,000	$—	$—	$128,000

Investments at net asset value:
Common collective trust funds				617,858
Total assets at fair value				$745,858
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
There have been no changes in the methodology used during the years ended December 31, 2020 and 2019.
Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2021	$45,657	$2,038
2022	47,245	1,986
2023	48,187	1,894
2024	49,019	1,813
2025	49,934	1,815
2026 — 2030	245,613	8,712
The Company has mandatory pension contribution requirements of $3 million in 2021 and may make additional discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. The Company’s contributions charged to expense for these plans were $9 million, $9 million, and $8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

19.    Other Operating Expense, Net
Other operating expense, net was comprised of the following for the three years ended December 31:

	2020	2019	2018
Environmental liability expense (a)	$(5,962)	$(17,832)	$(8,332)
Loss on sale or disposal of property, plant and equipment	(896)	(1,295)	(3,186)
(Loss) gain on foreign exchange	(4,949)	(3,203)	1,114
Equity income (loss) from joint venture	(3,706)	(5,089)	(4,359)
Insurance settlement	—	4,500	—
Miscellaneous income (expense)	300	(2,078)	2,341
Total other operating expense, net	$(15,213)	$(24,997)	$(12,422)
(a)    Environmental liability expense reflects the adjustments to the Company’s estimates for environmental liability for the assessment, remediation and long-term monitoring and maintenance of the disposed operations sites over the next 20 years and other related costs. See Note 11 — Environmental Liabilities for additional information.
20.    Income Taxes
Income Tax Benefit (Expense) from Continuing Operations
Income tax benefit (expense) from continuing operations for the three years ended December 31 are as follows:

	2020	2019	2018
Current
Federal	$49,940	$7,789	$(8,630)
Foreign	(962)	(4,201)	(10,115)
State and other	(332)	536	(657)
	48,646	4,124	(19,402)
Deferred
Federal	339	2,471	4,238
Foreign	(3,100)	22,702	(11,901)
State and other	722	379	25
	(2,039)	25,552	(7,638)
Income tax expense	$46,607	$29,676	$(27,040)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for the three years ended December 31 is as follows:

	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
CARES Act and other tax regulations (a)	42.1	2.8	—
Change in valuation allowance (b)	29.6	(8.6)	—
Adjustment to previously filed tax returns	13.7	0.1	(2.4)
Tax credits (excluding FTC)	5.3	3.1	(3.0)
Nondeductible compensation for executives and share-based awards	(4.4)	0.7	0.7
Net changes in uncertain tax positions	(3.6)	(1.2)	(3.1)
Difference in foreign statutory rates	(2.7)	2.3	5.9
Book tax differences related to joint venture	0.7	—	2.0
Global Intangible Low Taxed Income (Net of FTC)	—	—	3.7
Nontaxable bargain purchase gain (c)	—	—	(4.2)
Other	(0.4)	(0.2)	0.8
Income tax rate as reported	101.3%	20.0%	21.4%
(a)On March 27, 2020, the United States Congress passed the “CARES Act” to provide taxpayer protection against the economic impacts of COVID-19. As part of the CARES Act, the Company is able to carry 2019 and 2020 tax net operating losses back to tax years when the U.S. Federal Statutory rate was 35 percent compared with the current 21 percent. The Company has recognized a $20 million tax benefit arising from the remeasured increased value of the tax net operating losses in 2019 and 2020. The Company has recorded a $33 million current receivable related to the 2019 loss carryback expected to be received in 2021 and a $10 million noncurrent receivable related to the 2020 loss carryback. Separately, the Company has a $22 million current receivable related to tax years under examination by the IRS. The Company believes the examination will be completed in time to receive this refund within the next twelve months.
(b)The tax benefit for the year ended December 31, 2020 includes an adjustment to reverse a valuation allowance, which was initially recorded for the year ended December 31, 2019, on a deferred tax asset generated from a disallowed interest deduction. Under the Internal Revenue Code Section 163(j), U.S. interest is only deductible up to 30 percent of “adjusted taxable income (“ATI”). The disallowed interest deduction can be carried forward indefinitely but will only be realized to the extent the Company has net U.S. interest expense below 30 percent of ATI in any given year after first utilizing its current year interest expense. Based on its projected interest expense and ATI, the Company does not believe it will be able to realize any of the existing suspended interest deductions and, as a result, had recorded a full valuation allowance on these deferred tax assets as of December 31, 2019. However, in December of 2019 the American Institute of Certified Public Accountants (“AICPA”) issued Technical Questions and Answers (“TQA”) 3300.01-02 which asserts that a valuation allowance should only be recognized to the extent that the reversal of existing deferred tax assets and liabilities is not sufficient to realize the disallowed interest carryforward, ignoring material evidence including the expectation of future earnings or losses and future interest expense. In strict compliance with the AICPA’s TQA, in 2020, the Company reversed all of the valuation allowance on the deferred tax assets generated from disallowed interest through December 31, 2020 resulting in a $14 million increase in the tax benefit, of which $9 million related to recognition of deferred tax assets recorded on December 31, 2019. The Company has determined that the adjustment was not material to the December 31, 2019 consolidated financial statements. The Company’s conclusion was reached in consideration of qualitative factors such as the fact that the deferred tax asset will likely never be realized or impact cash taxes and the fact that the income tax benefit does not impact operating cash flows, operating income, earnings before interest, depreciation and amortization and adjusted free cash flow. The continued application of this AICPA guidance is expected to result in future recognition of additional deferred tax assets that the Company believes will not be realized.
(c)The bargain purchase gain from the acquisition of Tembec of $20 million during the year ended December 31, 2018 was not taxable resulting in a decrease in the income tax rate.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax liability for the two years ended December 31 were as follows:

	2020	2019
Gross deferred tax assets:
Canadian net operating losses (a)	$168,342	$205,563
Canadian pool of scientific research and experimentation deductions ("SR&ED") (a)	87,722	87,315
Property, plant and equipment basis differences	97,767	66,653
Tax credit carryforwards (a)	84,844	74,503
Pension, postretirement and other employee benefits	52,876	47,026
Environmental liabilities	39,067	39,118
Deferred interest deductions (a)	11,290	15,537
Other compensation	6,363	5,100
State net operating losses (a)	4,290	3,249
Capitalized costs	3,521	2,979
Other	14,465	12,818
Total gross deferred tax assets	570,547	559,861
Less: valuation allowance (a)	(81,133)	(94,660)
Total deferred tax assets after valuation allowance	489,414	465,201
Gross deferred tax liabilities:
Property, plant and equipment basis differences	(103,793)	(90,290)
Intangible assets	(11,513)	(12,284)
Other	(13,111)	(2,961)
Total gross deferred tax liabilities	(128,417)	(105,535)
Net deferred tax asset	$360,997	$359,666

Included in:
Deferred tax assets	$385,459	$384,513
Deferred tax liabilities	(24,462)	(24,847)
	$360,997	$359,666

(a)    The following relates to net operating losses, tax credits, and certain other carryforwards as of December 31, 2020:

	Gross Amount	Tax Effected	Valuation Allowance	Expiration
Foreign R&D credit carryforwards	$52,746	$52,746	$(52,746)	2020-2038
State tax credit carryforwards	$22,342	$22,342	$(22,100)	2020-2029
State net operating losses	$98,058	$4,294	$(3,059)	2020-2039
Canada non-capital losses	$770,695	$168,342	$(3,191)	2024-2040
Canadian pool of SR&ED	$409,326	$87,722	$—	None
Interest limitation carryforward	$51,316	$—	$—	None
U.S. Federal net operating losses	$—	$—	$—	None

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Unrecognized Tax Benefits
The Company recognizes the impact of a tax position if it is more likely than not to prevail, based on technical merit, in the case of an audit. As of December 31, 2020, there were several positions resulting in unrecognized tax benefits that, if recognized, would affect income tax expense. A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2020	2019	2018
Balance at January 1,	$10,555	$8,844	$23,804
Decreases related to prior year tax positions	(2,251)	(193)	(17,872)
Increases related to prior year tax positions	3,009	1,904	1,137
Increases related to current year tax positions	125	—	1,775
Balance at December 31,	$11,438	$10,555	$8,844
Each of our unrecognized tax benefits would impact our effective tax rate if recognized. Total interest and penalties recorded in unrecognized tax benefits is less than $1 million.
It is reasonably possible that within the next twelve months a number of tax positions could increase or decrease, due to pending tax legislation, new tax regulations, or the conclusion of statute of limitations, impacting our unrecognized tax position reserve by between a decrease of $2 million and increase of $6 million.
Tax Statutes
In the normal course of business, the Company is regularly audited by tax authorities, and is currently under audit in the U.S. and Canada. The following table provides detail of tax years that remain open to examination by significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S.	2014-2020
France	2017-2020
Canada	2016-2020

21.    Segment and Geographical Information
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Net sales, disaggregated by product-line, was comprised of the following for the three years ended December 31:

	2020	2019	2018
Net sales:
High Purity Cellulose
Cellulose Specialties	$685,177	$765,077	$831,805
Commodity Products	282,663	279,527	243,711
Other sales (a)	83,463	82,383	116,873
Total High Purity Cellulose	1,051,303	1,126,987	1,192,389
Forest Products
Lumber	319,409	230,360	284,418
Other sales (b)	72,819	68,753	71,242
Total Forest Products	392,228	299,113	355,660
Paperboard
Paperboard	189,882	199,987	196,866
Pulp & Newsprint
Pulp	125,417	127,784	169,025
Newsprint	46,942	87,188	113,275
Total Pulp & Newsprint	172,360	214,972	282,300
Corporate
Eliminations	(66,874)	(65,667)	(70,221)
Total net sales	$1,738,899	$1,775,392	$1,956,994
(a) Other sales include sales of electricity, resins, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other segments and third-parties
Operating income by segment was comprised of the following for the years ended December 31:

	2020	2019	2018
Operating income:
High Purity Cellulose	$6,994	$6,588	$112,308
Forest Products	79,999	(30,904)	24,850
Paperboard	17,862	4,120	4,392
Pulp & Newsprint	(25,379)	1,658	71,899
Corporate	(52,402)	(64,580)	(65,634)
Total operating income	$27,074	$(83,118)	$147,815
Identifiable assets by segment were as follows for the years ended December 31:

	2020	2019
Identifiable assets:
High Purity Cellulose	$1,528,929	$1,559,073
Forest Products	186,321	171,167
Paperboard	129,871	145,030
Pulp & Newsprint	99,374	102,959
Corporate	585,370	501,918
Total identifiable assets	$2,529,865	$2,480,147

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Long-life assets by country were as follows for the years ended December 31:

	2020	2019
Long-life assets:
United States	$768,111	$791,769
Canada (a)	898,430	905,897
France	229,613	209,304
Other	138	146
Total long-life assets	$1,896,292	$1,907,116

Depreciation and amortization and capital expenditures by segment were as follows for the years ended December 31:

	2020	2019	2018
Depreciation and amortization:
High Purity Cellulose	$116,080	$123,279	$119,231
Forest Products	11,183	9,288	6,683
Paperboard	15,420	15,587	15,674
Pulp & Newsprint	4,390	4,323	3,711
Corporate	4,389	798	658
Total depreciation and amortization	$151,462	$153,275	$145,957

Capital expenditures (a):
High Purity Cellulose	$67,906	$79,293	$92,980
Forest Products	9,645	13,667	26,691
Paperboard	1,838	1,446	1,598
Pulp & Newsprint	6,043	4,664	4,938
Corporate	1,621	6,300	2,826
Total capital expenditures	$87,053	$105,370	$129,033
(a) Amounts exclude the impact of changes in capital assets purchased on account and government grants.
Geographical distribution of the Company’s sales was comprised of the following for the three years ended December 31:

	Sales by Destination
	2020	%	2019	%	2018	%
United States	$684,447	39	$694,785	39	$771,575	40
China	357,091	21	328,037	18	348,550	18
Canada	240,890	14	221,601	12	259,949	13
Japan	119,178	7	119,839	7	143,577	7
Europe	233,829	13	268,417	15	291,008	15
Latin America	12,688	1	10,223	1	11,868	1
Other Asia	73,734	4	115,332	7	125,773	6
All other	17,042	1	17,158	1	4,694	—
Total sales	$1,738,899	100	$1,775,392	100	$1,956,994	100
The Company had no significant customers representing over 10 percent of total sales for the years ended December 31, 2020, 2019 and 2018.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

22.    Commitments and Contingencies
Litigation and Contingencies
IESO Investigation of the Kapuskasing Facility.Since 2014, the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”), the governmental agency responsible for operating the wholesale electricity market and directing the operation of the bulk electrical system in the province of Ontario, Canada, has been engaged in reviewing the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. MACD has been specifically reviewing issues relating to payments made by IESO to the Company’s facility in Kapuskasing, Ontario. The inquiry has focused primarily on payments made by IESO between 2010 and 2019 under market rules in connection with multiple planned, extended and unplanned forced outages that caused extensive downtime in respect of parts or the entire Kapuskasing facility.

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

Duties on Canadian softwood lumber sold to the U.S.. The Company operates six softwood lumber mills in Ontario and Quebec, Canada and exports softwood lumber into the United States from Canada. In 2017, anti-dumping and countervailing duties were assessed by the United States Department of Commerce (“USDOC”) on lumber exported into the United States, with the Company being assigned an anti-dumping duty rate of 6 percent and a countervailing duty rate of 14 percent. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, USDOC determined revised rates for anti-dumping and countervailing duties, and the Company is now subject to an anti-dumping duty rate of approximately 1.6 percent and a countervailing duty rate of approximately 7.4 percent. The reduced rates will be applied by the Company for lumber sold into the U.S. in the future. Canada’s legal challenge to the USDOC’s assessment of duties continues in spite of the recent revision in rates.

The Company has paid approximately $91 million in lumber duties to date, recorded as expense in the periods incurred. Following the December 2020 determination of the revised rates for the 2017 and 2018 periods, the Company reversed $21 million of prior period expenses, decreasing current period duties expense, and recorded a corresponding long-term receivable included within “Other Assets” in the Consolidated Balance Sheets, as cash is not expected to return to the Company until final resolution of the softwood lumber dispute. As the duties remain subject to legal challenges and to USDOC further administrative review processes covering periods after December 31, 2018, subsequent rate adjustments may become necessary.
Other. In addition to the above, the Company is engaged in various legal and regulatory actions and proceedings, and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, either individually or in aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Commitments
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $8 million, $7 million, and $8 million in 2020, 2019 and 2018, respectively. See Note 5-Leases, for additional information on future minimum lease payments.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2020, the future minimum payments under purchase obligations were as follows:

Purchase Obligations (a)
2021	$138,341
2022	44,840
2023	31,030
2024	25,103
2025	10,036
Thereafter	92,675
Total	$342,025
(a)    Purchase obligations primarily consist of payments expected to be made on natural gas, steam energy and wood chips purchase contracts. Obligations reported in the table are estimates and may vary based on changes in actual price and volumes terms.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of December 31, 2020, the Company had $44 million of various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $82 million as of December 31, 2020, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
The Company is liable for certain financing agreements related to its LTF joint venture. The Company’s portion of the guarantee related to LTF at December 31, 2020 was $33 million.
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
The Company currently employs approximately 4,000 people in the United States, Canada and France. As of December 31, 2020, approximately 75 percent of the work force is unionized. As a result, the Company is required to negotiate wages, benefits and other terms with unionized employees collectively. As of December 31, 2020, all of the Company’s collective bargaining agreements covering its unionized employees were current.

23.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information was comprised of the following for the three years ended December 31:

	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest on debt	$57,017	$59,434	$55,286
Cash paid for income taxes, net of refunds	$1,168	$3,266	$12,558
Capital assets purchased on account	$22,549	$14,769	$16,864
Assets acquired under operating leases	$816	18,198	$—

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

24.    Quarterly Results for 2020 and 2019 (Unaudited)

	Quarter Ended
	March 28	June 27	September 26	December 31	Total Year
2020
Net Sales	$409,808	$396,753	$423,924	$508,415	$1,738,899
Gross Margin	$10,461	$20,214	$49,970	$57,139	$137,784
Operating Income	$(12,008)	$(15,420)	$17,388	$37,112	$27,074
Income (loss) from continuing operations	$(24,835)	$(12,927)	$28,877	$8,732	$(153)
Income from discontinued operations	$708	$64	$(17)	$(47)	$708
Net Income (Loss)	$(24,127)	$(12,863)	$28,860	$8,685	$555
Basic earnings per share
Continuing operations	$(0.39)	$(0.20)	$0.46	$0.14	$—
Discontinued operations	$0.01	$—	$—	$—	$0.01
Total	$(0.38)	$(0.20)	$0.46	$0.14	$0.01
Diluted earnings per share:
Continuing operations	$(0.39)	$(0.20)	$0.45	$0.14	$—
Discontinued operations	$0.01	$—	$—	$—	$0.01
Total	$(0.38)	$(0.20)	$0.45	$0.14	$0.01

	Quarter Ended
	March 30	June 29	September 28	December 31	Total Year
2019
Net Sales	$441,060	$450,233	$416,129	$467,970	$1,775,392
Gross Margin	$7,619	$17,979	$16,619	$11,940	$54,157
Operating Income	$(27,599)	$(15,320)	$(8,564)	$(31,635)	$(83,118)
Income (loss) from continuing operations	$(27,987)	$(19,274)	$(14,353)	$(56,994)	$(118,608)
Income from discontinued operations (b)	$5,937	$4,357	$137	$85,727	$96,158
Net Income	$(22,050)	$(14,917)	$(14,216)	$28,733	$(22,450)
Basic earnings per share
Continuing operations (a)	$(0.64)	$(0.46)	$(0.29)	$(0.91)	$(2.33)
Discontinued operations	$0.12	$0.09	$—	$1.36	$1.76
Total (a)	$(0.52)	$(0.37)	$(0.29)	$0.45	$(0.57)
Diluted earnings per share:
Continuing operations (a)	$(0.64)	$(0.46)	$(0.29)	$(0.91)	$(2.33)
Discontinued operations	$0.12	$0.09	$—	$1.36	$1.76
Total (a)	$(0.52)	$(0.37)	$(0.29)	$0.45	$(0.57)

(a)    Basic and diluted earnings per share may include the impact of dividends on the Company’s Preferred Stock. As a result, quarterly EPS does not crossfoot to full-year EPS. See Note 16 — Earnings per Share of Common Stock for additional information.
(b) Fourth quarter 2019 includes the gain from the sale of the Matane mill. See Note 3 —Discontinued Operations.

Table of Contents

Rayonier Advanced Materials Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019, and 2018
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Acquisition	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2020	$606	$108	$4	$—	$(231)	$487
Year ended December 31, 2019	$559	$232	$10	$—	$(195)	$606
Year ended December 31, 2018	$566	$239	$(54)	$—	$(192)	$559
Allowance for sales returns:
Year ended December 31, 2020	$730	$156	$—	$—	$(127)	$759
Year ended December 31, 2019	$1,259	$(346)	$—	$—	$(183)	$730
Year ended December 31, 2018	$1,121	$969	$—	$—	$(831)	$1,259
Deferred tax asset valuation allowance:
Year ended December 31, 2020	$94,660	$(13,527)	$—	$—	$—	$81,133
Year ended December 31, 2019	$85,938	$8,722	$—	$—	$—	$94,660
Year ended December 31, 2018	$92,081	$—	$3,715	$—	$(9,858)	$85,938
Self-insurance liabilities:
Year ended December 31, 2020	$1,357	$425	$—	$—	$(754)	$1,028
Year ended December 31, 2019	$1,011	$622	$—	$—	$(276)	$1,357
Year ended December 31, 2018	$1,289	$348	$—	$—	$(626)	$1,011