Form 10-Q
period 2021-03-27
RAYONIER ADVANCED MATERIALS INC.
filed 2021-05-06
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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
The registrant had 63,597,353 shares of common stock, $.01 par value per share, outstanding as of May 3, 2021.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net Sales	$465,141	$409,808
Cost of Sales	(380,981)	(399,347)
Gross Margin	84,160	10,461

Selling, general and administrative expenses	(17,748)	(20,247)
Duties	(6,515)	(6,451)
Foreign exchange gains (losses)	(691)	5,797
Other operating income (expense), net	(4,410)	(1,568)
Operating Income (Loss)	54,796	(12,008)
Interest expense	(17,963)	(15,225)
Interest income and other, net	(845)	423
Other components of pension and OPEB, excluding service costs	1,203	353
Income (Loss) from Continuing Operations Before Income Taxes	37,191	(26,457)
Income tax (expense) benefit (Note 16)	(63,910)	1,622
Equity in income (loss) of equity method investment	(308)	—
Income (Loss) from Continuing Operations	(27,027)	(24,835)
Income from discontinued operations, net of taxes (Note 2)	—	708
Net Income (Loss)	$(27,027)	$(24,127)

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.43)	$(0.39)
Income from discontinued operations	—	0.01
Net income (loss) per common share-basic	$(0.43)	$(0.38)
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.43)	$(0.39)
Income from discontinued operations	—	0.01
Net income (loss) per common share-diluted	$(0.43)	$(0.38)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net Income (Loss)	$(27,027)	$(24,127)
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	(9,268)	(6,471)
Unrealized gain (loss) on derivative instruments	(1,268)	(20,660)
Net gain from pension and postretirement plans	3,302	6,573
Total other comprehensive income (loss)	(7,234)	(20,558)
Comprehensive Income (Loss)	$(34,261)	$(44,685)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 27, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$106,750	$93,653
Accounts receivable, net (Note 3)	182,639	179,208
Inventory (Note 4)	295,544	233,484
Income tax receivable	53,309	58,657
Prepaid and other current assets	61,148	68,570
Total current assets	699,390	633,572

Property, Plant and Equipment (net of accumulated depreciation of $1,633,320 at March 27, 2021 and $1,610,454 at December 31, 2020)	1,249,390	1,274,942
Deferred Tax Assets	330,012	385,459
Intangible Assets, net	36,689	38,441
Other Assets	199,794	197,451
Total Assets	$2,515,275	$2,529,865

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$145,857	$156,721
Accrued and other current liabilities (Note 6)	137,850	110,495
Debt due within one year (Note 7)	17,446	17,100
Current environmental liabilities (Note 8)	8,694	8,684
Total current liabilities	309,847	293,000

Long-Term Debt (Note 7)	1,065,163	1,066,837
Long-Term Environmental Liabilities (Note 8)	162,946	162,995
Pension and Other Postretirement Benefits	258,195	260,708
Deferred Tax Liabilities	30,136	24,462
Other Long-Term Liabilities	30,234	26,776

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,597,356 and 63,359,839 issued and outstanding, as of March 27, 2021 and December 31, 2020, respectively	636	633
Additional paid-in capital	403,086	405,161
Retained earnings	395,901	422,928
Accumulated other comprehensive income (loss) (Note 11)	(140,869)	(133,635)
Total Stockholders’ Equity	658,754	695,087
Total Liabilities and Stockholders’ Equity	$2,515,275	$2,529,865

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 27, 2021	March 28, 2020
Operating Activities
Net income (loss)	$(27,027)	$(24,127)
Loss (income) from discontinued operations	—	(708)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	36,489	37,842
Stock-based incentive compensation expense	(653)	1,943
Deferred income tax expense (benefit)	61,698	17,381
Net periodic benefit cost of pension and other postretirement plans	2,250	2,677
Unrealized loss (gain) on derivative instruments	—	6,792
Unrealized loss (gain) from foreign currency	1,599	(11,368)
Other	879	275
Changes in operating assets and liabilities:
Receivables	(6,580)	(10,686)
Inventories	(63,133)	(24,924)
Accounts payable	(256)	(1,518)
Accrued liabilities	27,375	20,707
All other operating activities	7,156	(25,292)
Contributions to pension and other postretirement plans	(1,582)	(1,944)
Cash Provided by (Used for) Operating Activities-continuing operations	38,215	(12,950)
Cash Provided by (Used for) Operating Activities-discontinued operations	—	204
Cash Provided by (Used for) Operating Activities	38,215	(12,746)

Investing Activities
Capital expenditures, net	(19,525)	(12,582)
Investment in equity method investment	(987)	—
Cash Used for Investing Activities	(20,512)	(12,582)

Financing Activities
Revolving credit facility and other borrowings	—	7,592
Repayment of long-term debt	(1,549)	(1,786)
Short-term financing, net	(520)	—
Common stock repurchased	(1,420)	(438)
Cash Provided by (Used for) Financing Activities	(3,489)	5,368

Cash and Cash Equivalents
Change in cash and cash equivalents	14,214	(19,960)
Net effect of foreign exchange on cash and cash equivalents	(1,117)	(1,393)
Balance, beginning of year	93,653	64,025
Balance, end of period	$106,750	$42,672

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the November 2019 sale of its Matane high-yield pulp operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 2 —Discontinued Operations for additional information.
Coronavirus Pandemic
During 2020, the Company’s businesses were significantly impacted by the coronavirus ("COVID-19") pandemic. While market demand and pricing for certain of the Company’s products began to recover towards the end of the year and continued to improve throughout the first quarter of 2021, the Company's operations remain vulnerable to a reversal of these trends or other continuing negative effects caused by COVID-19.
In its operating facilities and work spaces, the Company continues to maintain protocols previously implemented to reduce the potential spread of COVID-19 and ensure the safety of its employees and continuity of operations.
Due to the financial impacts of COVID-19, the Company has actively monitored the recoverability of the carrying value of its long-term assets. During the three months ended March 27, 2021 and the year ended December 31, 2020, the Company did not recognize any impairment charges related to long-lived assets held for use. The Company will continue to evaluate the recoverability of these and other assets as necessary.
New or Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited consolidated interim financial statements.
Subsequent Events
Sale of lumber and newsprint assets
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through the date of issuance of these Consolidated Financial Statements. The following subsequent events warranting disclosure were identified.
On April 12, 2021, the Company announced the sale of its lumber and newsprint assets (the “Purchased Assets”) located in Ontario and Québec Canada to GreenFirst Forest Products, Inc. (“GreenFirst”), for approximately $214 million, including an assumed $74 million associated with finished goods, work-in-process and raw materials inventory value, which is subject to fluctuation until closing. The purchase price, to be adjusted at closing by changes in the value of the inventory, will be paid 85 percent in cash and the remainder in common shares of GreenFirst. In addition, a credit note will be issued to the Company by GreenFirst in the amount of CDN$8 million, which may be offset against amounts owed to GreenFirst in the future for wood chip purchases, equally over the next 5 years. The closing of the transaction, which is expected to occur in the second half of 2021, but not before July 31, is subject to customary closing conditions, including receipt of regulatory approvals, the transfer of forestry licenses and the approval of the TSX Venture Exchange.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Purchased Assets include the Company’s six lumber facilities, newsprint facility, inventory and certain real property, machinery, inventory, permits, leases, licenses, pension assets and liabilities and other related assets associated with the successful operations of these businesses. Other assets and liabilities, including accounts receivable, accounts payable, certain retained inventory and rights to softwood lumber duties, generated or incurred through the closing date, are excluded. Since 2017, the Company has paid a total of $98 million in duties.

In connection with the transaction, the Company will enter into a 20 year wood chip and residual fiber supply agreement with GreenFirst, securing supply for the Company’s operations at the Temiscaming plant. Additionally, the parties entered into a Transition Services Agreement ("TSA") whereby the Company will provide certain transitional services to GreenFirst, for a period of time following the closing of the transaction, not to exceed twelve months from such date. The TSA includes support related to information technology, accounting, treasury, human resources and payroll, tax, supply chain and procurement functions. Costs incurred by the Company associated with the TSA will be reimbursed by GreenFirst.

As of March 27, 2021, the carrying value of the net assets included in the transaction was $238 million, including the carrying value of inventory which was $107 million. The Company expects a cash tax impact in 2022 of less than $10 million as a result of this transaction, although the full extent of tax impacts are still being evaluated.
Contingency resolution
On April 19, 2021, the Company reached final settlement in its dispute with the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”) regarding the investigation of the Kapuskasing facility. See Note 18 — Contingencies and Guarantees for additional information.

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

3.    Accounts Receivable, Net
The Company’s accounts receivable included the following:

	March 27, 2021	December 31, 2020
Accounts receivable, trade	$152,194	$140,036
Accounts receivable, other (a)	30,935	39,659
Allowance for doubtful accounts	(490)	(487)
Total accounts receivable, net	$182,639	$179,208
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

4.    Inventory
The Company’s inventory included the following:

	March 27, 2021	December 31, 2020
Finished goods	$163,618	$138,064
Work-in-progress	19,243	17,246
Raw materials	104,189	70,009
Manufacturing and maintenance supplies	8,494	8,165
Total inventory	$295,544	$233,484

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
5.     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of March 27, 2021, the Company’s leases have remaining lease terms of 1 year to 7.9 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the Right of Use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of March 27, 2021 and December 31, 2020 was 5.8 percent and 6.1 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of March 27, 2021 and December 31, 2020 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Operating Leases
Operating lease expense	$1,841	$1,804
Finance Leases
Amortization of ROU assets	86	80
Interest	43	49
Total	$1,970	$1,933
As of March 27, 2021, the weighted average remaining lease term is 3.4 years and 5.7 years for operating leases and financing leases, respectively. As of December 31, 2020, the weighted average remaining lease term is 3.6 years and 5.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $2 million and $2 million from operating lease payments made during the three months ended March 27, 2021 and March 28, 2020, respectively. Finance lease cash flows were immaterial during the three months ended March 27, 2021 and March 28, 2020.
As of March 27, 2021 and December 31, 2020, assets acquired under finance leases of $2 million and $2 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases are included as debt and the maturities for the remainder of 2021 and the next four years and thereafter are included in Note 7 — Debt and Finance Leases. The Company’s consolidated balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	March 27, 2021	December 31, 2020
Right-of-use assets	Other assets	$18,238	$17,566
Lease liabilities, current	Accrued and other current liabilities	$6,266	$5,666
Lease liabilities, non-current	Other long-term liabilities	$13,140	$13,007
As of March 27, 2021, operating lease maturities for the remainder of 2021 through 2025 and thereafter are as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

March 27, 2021
Remainder of 2021	$5,437
2022	6,819
2023	5,713
2024	1,835
2025	789
Thereafter	841
Total minimum lease payments	$21,434
Less: imputed interest	(2,028)
Present value of future minimum lease payments	$19,406

6.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	March 27, 2021	December 31, 2020
Accrued customer incentives and prepayments	$24,651	$29,387
Accrued payroll and benefits	30,118	21,500
Accrued interest	19,343	3,230
Accrued income taxes	6,000	5,052
Accrued stumpage	19,017	10,045
Accrued property and other taxes	6,194	3,995
Other current liabilities	32,527	37,286
Total accrued and other current liabilities	$137,850	$110,495

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
7.    Debt and Finance Leases
The Company’s debt and finance leases included the following:

	March 27, 2021	December 31, 2020
ABL Credit Facility due 2025, $142 million available, bearing interest 0.25% LIBOR floor plus 2.75%, interest rate of 3.00% at March 27, 2021	—	—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	$500,000	$500,000
Senior Notes due 2024 at a fixed interest rate of 5.5%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from July 2022 through April 2028, secured by certain assets of the Temiscaming mill	73,686	73,791
Other loans (a)	17,082	18,193
Short-term factoring facility-France	4,471	5,089
Finance lease obligation	2,404	2,489
Total debt principal payments due	1,093,290	1,095,209
Less: Debt premium, original issue discount and issuance costs, net	(10,681)	(11,272)
Total debt	1,082,609	1,083,937
Less: Debt due within one year	(17,446)	(17,100)
Long-term debt	$1,065,163	$1,066,837
(a) Primarily loans for energy projects in France.
As of March 27, 2021, debt and finance lease payments due during the remainder of 2021, the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
Remainder of 2021	$386	$14,649
2022	515	30,426
2023	515	10,326
2024	515	505,895
2025	515	10,290
Thereafter	473	519,300
Total principal payments	$2,919	$1,090,886
Less: Imputed interest	515
Present value minimum finance lease payments	$2,404

8.    Environmental Liabilities
An analysis of liabilities for the three months ended March 27, 2021 is as follows:

Balance, December 31, 2020	$171,679
Increase in liabilities	225
Payments	(419)
Foreign currency adjustments	155
Balance, March 27, 2021	171,640
Less: Current portion	(8,694)
Long-term environmental liabilities	$162,946

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 27, 2021, the Company estimates this exposure could range up to approximately $78 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
In December 2020, the Company terminated all outstanding derivative instruments, which had been previously designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these instruments were deferred as a component of accumulated other comprehensive income (loss), totaling a net after tax gain of $2 million as of December 31, 2020, to be recognized in earnings as the underlying hedged transactions occur and affect earnings. During the three months ended March 27, 2021, the Company recognized a $1.3 million after-tax gain associated with the deferred component in accumulated other comprehensive income (loss) related to these settlements. A $0.6 million net after tax gain remains deferred within accumulated other comprehensive income (loss) as of March 27, 2021, which will be recognized in earnings as the underlying hedged transactions occur and affect earnings.
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
The Company had designated the swaps as cash flow hedges and assesses their effectiveness using the hypothetical derivative method in conjunction with regression. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated hedge. Ineffective gains and losses are classified to earnings immediately. There was no hedge ineffectiveness during 2020.

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
The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended March 27, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$—	$—	Interest expense
Foreign exchange forward contracts	$—	$—	Other operating income (expense), net
Foreign exchange forward contracts	$—	$1,828	Cost of sales
Foreign exchange forward contracts	$—	$(100)	Interest income and other, net

	Three Months Ended March 28, 2020
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,757)	$(120)	Interest expense
Foreign exchange forward contracts	$(26,532)	$(1,361)	Other operating income (expense), net
Foreign exchange forward contracts	$(394)	$394	Cost of sales
Foreign exchange forward contracts	$(6,902)	$(6,732)	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the consolidated statement of income were as follows:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	March 27, 2021	March 28, 2020
Foreign exchange forward contracts	Other operating income (expense), net	$—	$(721)
The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	March 27, 2021	December 31, 2020
Foreign exchange cash flow hedges	$566	$1,834
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

10.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	March 27, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$106,750	$106,750	$—	$93,653	$93,653	$—

Liabilities (a):
Fixed-rate long-term debt	1,075,734	—	1,104,025	1,076,359	—	1,050,287
(a) Liabilities exclude finance lease obligation.

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

11.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(146,614)	$(126,638)
Other comprehensive gain (loss) before reclassifications	—	4,781
Income tax on other comprehensive loss	—	(1,238)
Reclassifications to earnings: (a)
Amortization of losses	4,082	3,393
Amortization of prior service costs	138	141
Income tax on reclassifications	(918)	(504)
Foreign currency adjustments	—	—
Net comprehensive gain (loss) on employee benefit plans, net of tax	3,302	6,573
Balance, end of quarter	(143,312)	(120,065)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	1,834	1,290
Other comprehensive gain (loss) before reclassifications	—	(35,585)
Income tax on other comprehensive income	—	8,255
Reclassifications to earnings: (b)
Interest rate contracts	—	120
Foreign exchange contracts	(1,728)	7,699
Income tax on reclassifications	460	(1,149)
Net comprehensive gain (loss) on derivative instruments, net of tax	(1,268)	(20,660)
Balance, end of quarter	566	(19,370)

Foreign currency translation adjustments:
Balance, beginning of year	11,145	(13,879)
Foreign currency translation adjustment, net of tax of $0 and $0	(9,268)	(6,471)
Balance, end of quarter	1,877	(20,350)

Accumulated other comprehensive income (loss), end of quarter	$(140,869)	$(159,785)
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
12.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

For the three months ended March 27, 2021
Balance, January 1, 2021	63,359,839	$633	$405,161	$422,928	$(133,635)	$695,087
Net income (loss)	—	—	—	(27,027)	—	(27,027)
Other comprehensive income (loss), net of tax	—	—	—	—	(7,234)	(7,234)
Issuance of common stock under incentive stock plans	369,713	4	(4)	—	—	—
Stock-based compensation	—	—	(653)	—	—	(653)
Repurchase of common shares (a)	(132,196)	(1)	(1,418)	—	—	(1,419)
Balance, March 27, 2021	63,597,356	$636	$403,086	$395,901	$(140,869)	$658,754

For the three months ended March 28, 2020
Balance, January 1, 2020	63,136,129	$632	$399,020	$422,373	$(139,227)	$682,798
Net income (loss)	—	—	—	(24,127)	—	(24,127)
Other comprehensive income (loss), net of tax	—	—	—	—	(20,558)	(20,558)
Issuance of common stock under incentive stock plans	290,689	3	(3)	—	—	—
Stock-based compensation	—	—	1,943	—	—	1,943
Repurchase of common shares (a)	(179,951)	(3)	(435)	—	—	(438)
Balance, March 28, 2020	63,246,867	$632	$400,525	$398,246	$(159,785)	$639,618
(a) Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three months ended March 27, 2021 and March 28, 2020, the Company did not repurchase any common shares under this buyback program. As of March 27, 2021, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 27, 2021	March 28, 2020
Income (loss) from continuing operations	$(27,027)	$(24,835)
Income (loss) from discontinued operations	—	708
Net income (loss) available for common stockholders	$(27,027)	$(24,127)

Shares used for determining basic earnings per share of common stock	63,430,601	62,982,735
Dilutive effect of:
Stock options	—	—
Performance and restricted stock	—	—
Preferred stock	—	—
Shares used for determining diluted earnings per share of common stock	63,430,601	62,982,735

Basic per share amounts
Income (loss) from continuing operations	$(0.43)	$(0.39)
Income (loss) from discontinued operations	—	0.01
Net income (loss)	$(0.43)	$(0.38)
Diluted per share amounts
Income (loss) from continuing operations	$(0.43)	$(0.39)
Income (loss) from discontinued operations	—	0.01
Net income (loss)	$(0.43)	$(0.38)
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 27, 2021	March 28, 2020
Stock options	122,525	157,033
Performance and restricted stock	2,338,111	448,812
Total anti-dilutive instruments	2,460,636	605,845

14.    Incentive Stock Plans
The Company’s total stock-based compensation for the three months ended March 27, 2021 and March 28, 2020 was a benefit of $1 million and expense of $2 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first three months of 2021. The 2021 restricted stock unit awards cliff vest after three years. The 2021 performance-based stock unit awards measure total shareholder return (“TSR”) on an absolute basis and relative to peers. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the absolute TSR would result in a 0 payout for the TSR metric. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. As required by Accounting Standards Codification 718, Compensation-Stock Compensation, the portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
In March 2021, the performance-based share units granted in 2018 were settled at an average of 60 percent of the performance-based stock units awarded, resulting in the issuance of 182,811 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the three months ended March 27, 2021:

	Stock Options		Restricted Stock and Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	152,281	$38.26	828,955	$10.27	1,821,402	$8.77
Granted	—	—	409,912	10.46	135,699	17.61
Forfeited	—	—	(71,647)	14.11	(296,864)	9.01
Exercised or settled	—	—	(186,830)	22.21	(302,516)	22.76
Expired or cancelled	(29,756)	33.39	—	—	—	—
Outstanding at March 27, 2021	122,525	$39.44	980,390	$7.79	1,357,721	$6.49

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
The components of net periodic benefit costs from these plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Service cost	$3,083	$2,667	$370	$363
Interest cost	4,806	6,340	207	318
Expected return on plan assets	(10,436)	(10,545)	—	—
Amortization of prior service cost	176	179	(38)	(38)
Amortization of losses	4,079	3,427	3	(34)
Total net periodic benefit cost	$1,708	$2,068	$542	$609
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

16.    Income Taxes
The Company’s effective tax rate from continuing operations for the three months ended March 27, 2021 was an expense of 172 percent, compared with a benefit of 6 percent for the three months ended March 28, 2020.
The current quarter March 27, 2021 effective rate differs from the federal statutory rate of 21 percent primarily due to Global Intangible Low Taxed Income (“GILTI”), disallowed interest deductions in the U.S., and different statutory tax rates of foreign operations. The application of GILTI effectively results in double book taxation of the majority of the Company’s high Canadian earnings. The Company currently expects minimal cash taxes to be paid in 2021 or 2022 as a result of 2021 earnings. The effective tax rate benefit for the three months ended March 28, 2020 differs from the federal statutory rate primarily due to nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation, partially offset by benefits from the CARES Act (see below).
On March 27, 2020, the United States Congress passed the CARES Act to provide taxpayer protection against the economic impacts of COVID-19. As part of the CARES Act, the Company is able to carry 2019 and 2020 tax net operating losses back to tax years when the U.S. Federal Statutory rate was 35 percent compared with the current 21 percent. To date, the

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Company has recorded a $33 million current receivable related the 2019 loss carryback which is expected to be received in 2021 and a $9 million non-current receivable related to the 2020 loss carryback expected to be filed in the second quarter of 2021. Separately, the Company has a $22 million receivable related to tax years under examination by the IRS, $17 million of which is expected to be received within the next twelve months.
There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2020.

17.    Segment and Geographical Information
The Company currently operates in the following five business segments: High Purity Cellulose, Forest Products, Paperboard, Pulp & Newsprint and Corporate. All prior period amounts presented herein have been reclassified to conform to this segment structure. The Corporate operations consist primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. The Company allocates a portion of the cost of maintaining these support functions to its operating units.
The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of wood chips sales from Forest Products to High Purity Cellulose, Paperboard and Pulp & Newsprint segments and high-yield pulp sales from Pulp & Newsprint to Paperboard. Intersegment sales prices are at rates that approximate market for the respective operating area.
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended
	March 27, 2021	March 28, 2020
High Purity Cellulose
Cellulose Specialties	$167,837	$160,235
Commodity Products	58,933	66,524
Other sales (a)	22,991	22,819
Total High Purity Cellulose	249,761	249,578
Forest Products
Lumber	127,711	60,549
Other sales (b)	19,060	21,750
Total Forest Products	146,771	82,299
Paperboard
Paperboard	47,849	50,486
Pulp & Newsprint
Pulp	27,544	29,975
Newsprint	11,491	16,703
Total Pulp & Newsprint	39,035	46,678
Eliminations	(18,275)	(19,233)
Total net sales	$465,141	$409,808
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
(b) Other sales include sales of logs, wood chips and other by-products to other Company segments and third-parties

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Operating income (loss) by segment was comprised of the following:

	Three Months Ended
	March 27, 2021	March 28, 2020
High Purity Cellulose	$6,427	$(4,858)
Forest Products	60,750	(1,311)
Paperboard	5,755	4,674
Pulp & Newsprint	(5,900)	(5,876)
Corporate	(12,236)	(4,637)
Total operating income (loss)	$54,796	$(12,008)
Identifiable assets by segment were as follows:

	March 27, 2021	December 31, 2020
High Purity Cellulose	$1,511,465	$1,528,929
Forest Products	235,996	186,321
Paperboard	127,525	129,871
Pulp & Newsprint	100,844	99,374
Corporate	539,445	585,370
Total identifiable assets	$2,515,275	$2,529,865

18.    Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 22 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, that are outside the normal course of business for the three months ended March 27, 2021. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts entered into within the normal course of business.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5 — Leases, for additional information.
Litigation and Contingencies
Final Settlement Reached in Dispute with IESO Relating to Investigation of the Kapuskasing Newsprint Facility. From the period from 2014 to early 2021, the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”), the governmental agency responsible for operating the wholesale electricity market and directing the operation of the bulk electrical system in the province of Ontario, Canada, had been engaged in reviewing the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. The inquiry was focused primarily on payments made by IESO to the Company between 2010 and 2019 under market rules in connection with multiple planned, extended and unplanned forced outages that caused extensive downtime, in full or in part, of the Company’s Kapuskasing, Ontario newsprint facility.

In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its Kapuskasing newsprint facility and issued orders asserting penalties of CAD $25 million. These orders called for the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10 year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complied with the orders’ remaining terms. The Company, which maintained it had complied in all material respects with the published rules, vigorously contested IESO’s orders, including through the filing of judicial review proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. At the time these orders were issued, the remaining two investigations remained open, subjecting the Company to the risk that MACD may in the future issue additional orders upon finalization of these additional investigations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

On April 19, 2021, the Company and IESO entered into Minutes of Settlement (“MOS”) pursuant to which the parties agreed to fully and finally settle all claims relating to all four of the investigations (whether completed or not) and related orders, the judicial review proceedings and underlying disputes. As part of the settlement, the Company agreed to a fixed obligation to pay a sum of CAD $12 million over a period of 5 years comprised of a CAD $4.5 million up-front payment and a CAD $7.5 million payment to be spread (on a front-weighted basis) over the next 5 anniversaries of the MOS, without interest. In addition to the foregoing, the MOS provides that a “suspended” sum of CAD $10.4 million would become due and payable in the event the Company fails to comply with any of the terms and conditions of the MOS or commits an event of default, as defined under the applicable market rules, unless such breach or event of default is remedied on a timely basis. This contingent “suspended” sum decreases annually as the scheduled fixed, or non-contingent, payments are made under the MOS. Assuming no uncured event of default or breach occurs during the repayment period, upon full payment of the CAD $12 million, the entire "suspended" sum shall be extinguished and RYAM shall be released from any payment obligation with respect thereto.

Given the parties’ finalization of and entry into the MOS, the Company considers this matter concluded (subject only to the parties’ obligations yet to be performed under the MOS).

Duties on Canadian softwood lumber sold to the U.S. The Company operates six softwood lumber mills in Ontario and Quebec, Canada and exports softwood lumber into the United States from Canada. In 2017, anti-dumping and countervailing duties were assessed by the United States Department of Commerce (“USDOC”) on lumber exported into the United States, with the Company being assigned an anti-dumping duty rate of 6 percent and a countervailing duty rate of 14 percent. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, USDOC determined revised rates for anti-dumping and countervailing duties, and the Company is now subject to an anti-dumping duty rate of approximately 1.6 percent and a countervailing duty rate of approximately 7.4 percent. The reduced rates will be applied by the Company for lumber sold into the U.S. in the future. Canada’s legal challenge to the USDOC’s assessment of duties continues in spite of the recent revision in rates.

The Company has paid approximately $98 million in lumber duties to date, recorded as expense in the periods incurred. The Company currently has a $21 million long-term receivable associated with the December 2020 determination of the revised rates for the 2017 and 2018 periods. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC further administrative review processes covering periods after December 31, 2018.
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

Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 27, 2021, the Company had net exposure of $44 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $85 million as of March 27, 2021, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $33 million at March 27, 2021.
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
As of March 27, 2021, all of the Company’s collective bargaining agreements covering its unionized employees are current.

19.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information were comprised of the following for the three months ended:

	March 27, 2021	March 28, 2020

Interest paid	$851	$8,115
Income taxes paid (received)	$54	$(390)
Capital assets purchased on account	$12,848	$7,622
Assets acquired under operating leases	$1,768	$119

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Consolidated Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report.”)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. This MD&A should be read in conjunction with our 2020 Annual Report on Form 10-K and information contained in our subsequent Forms 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
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
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:
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
•Changes in raw material and energy availability and prices could have a material adverse effect on our business, results of operations and financial condition..
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
Business and Operating Risks
•Our ten largest customers represent approximately 31 percent of our 2020 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.

•A material disruption at one of our major manufacturing facilities could prevent us from meeting customer demand, reduce our sales and profitability, increase our cost of production and capital needs, or otherwise materially adversely affect our business, financial condition and results of operation.
•The availability of, and prices for, wood fiber may have a material adverse impact on our business, results of operations and financial condition.
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
•The risk of loss of the Company’s intellectual property and sensitive data, or disruption of its manufacturing operations, in each case due to cyberattacks or cybersecurity breaches, could materially adversely impact the Company.
Regulatory Risks
•Our business is subject to extensive environmental laws, regulations and permits that may materially restrict or adversely affect how we conduct business and our financial results.
•The potential longer-term impacts of climate related risks remain uncertain at this time.
•The Company considers and evaluates climate-related risks in three general categories; Regulatory, Transition to a low-carbon economy, and Physical risks related to climate-change.

Financial Risks
•We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.
•We have debt obligations that could materially adversely affect our business and our ability to meet our obligations.
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
Recent developments
Sale of lumber and newsprint assets
On April 12, 2021, we announced the sale of our lumber and newsprint assets located in Ontario and Québec Canada to GreenFirst, for approximately $214 million, including an assumed $74 million associated with finished goods, work-in-process and raw materials inventory value, which is subject to fluctuation until closing. The purchase price, to be adjusted at closing by changes in the value of the inventory, will be paid 85% in cash and the remainder in common shares of GreenFirst. In addition, a credit note will be issued to us by GreenFirst in the amount of CDN$8 million, which may be offset against amounts owed by us to GreenFirst in the future for wood chip purchases, equally over the next 5 years. The closing of the transaction, which is expected to occur in the second half of 2021, but not before July 31, is subject to customary closing conditions, including receipt of regulatory approvals, the transfer of forestry licenses and the approval of the TSX Venture Exchange. See Note 1 —Basis of Presentation and New Accounting Pronouncements for additional information.

In 2020, the assets generated approximately $439 million of revenue and $55 million of operating income and $51 million of Adjusted EBITDA.

Final Settlement Reached in Dispute with IESO Relating to Investigation of the Kapuskasing Newsprint Facility

We had previously been engaged in litigation with the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”) regarding their investigations into the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. On April 19, 2021, we and the IESO entered into Minutes of Settlement (“MOS”) pursuant to which the parties agreed to fully and finally settle all claims relating to their investigations. As part of the settlement, the Company agreed to a fixed obligation to pay a sum of CAD $12 million over a period of 5 years comprised of a CAD $4.5 million up-front payment and a CAD $7.5 payment to be spread (on a front-weighted basis) over the next 5 anniversaries of the MOS, without interest. In addition to the foregoing, the MOS provides that a “suspended” sum of CAD $10.4 million would become due and payable in the event the Company fails to comply with any of the terms and conditions of the MOS or commits an event of default, as defined under the applicable market rules, unless such breach or event of default is remedied on a timely basis. See Note 18 —Commitments and Contingencies for additional information.

We consider this matter concluded (subject only to the parties’ obligations yet to be performed under the MOS).
Coronavirus-Update
Our businesses were significantly impacted by the coronavirus ("COVID-19") pandemic in 2020. While market demand and pricing for certain of our products began to recover towards the end of the year and continued to improve throughout the first quarter of 2021, our operations remain vulnerable to a reversal of these trends or other continuing negative effects caused by COVID-19.

In our operating facilities and work spaces, we continue to maintain protocols previously implemented to reduce the potential spread of COVID-19 and ensure the safety of our employees and continuity of operations.
Due to the financial impacts of COVID-19, we have actively monitored the recoverability of the carrying value of our long-term assets. During the three months ended March 27, 2021 and the year ended December 31, 2020, we did not recognize any impairment charges related to long-lived assets held for use. We will continue to evaluate the recoverability of these and other assets as necessary.
Market Assessment
The market assessment represents our best current estimate of each business in this environment.
High Purity Cellulose
Pricing levels for our commodity products increased during the first quarter and are forecasted to increase further in the second quarter. Prices for cellulose specialties declined slightly and in line with expectations for the full year. Total High Purity Cellulose volumes are expected to remain stable for the full year, however, we expect a more favorable mix towards cellulose specialties. The annual maintenance outage at the Jesup facility in the second quarter is currently ongoing.

Key costs, including energy and commodity chemical prices have increased rapidly during the first quarter and remain difficult to predict. We remain committed to investing in this core business to reduce costs, improve reliability and provide new platforms for growth. The sale of the lumber and newsprint assets discussed below will provide us with a key opportunity to reinvest in our core high purity cellulose business and our BioFuture.
Forest Products
Prices for lumber continue to strengthen to record levels driven by the exceptional demand in the U.S housing market and high levels of repair and remodel activity. Housing starts in March 2021 reached 1.7 million units, seasonally adjusted, while building permits reached 1.8 million. We are focused on ensuring reliable operations and capturing the benefit of high lumber prices through completion of the sale, which is expected in the second half of 2021.
Paperboard
Paperboard prices have increased 5 percent from fourth quarter and are expected to increase further, helping offset increases in raw material cost.
Pulp & Newsprint
High-yield pulp and newsprint markets have experienced price increases during the first quarter and additional price increases are expected in the near-term. Additionally, we continue to manage production at the newsprint facility to minimize costs and improve sales mix while experiencing early success in the expansion of the Envirosmart™ food service bag, which targets the quick service restaurant end-market and used for items such as sandwiches and to-go orders.
Growing RYAM’s BioFuture
Upon the consummation of the sale of the lumber and newsprint assets, we will be focusing on and investing in further leveraging our four high purity cellulose plants as biorefineries. We believe we are in a unique position, starting with natural, renewably sourced feedstock, to capitalize on the global demand for more sustainable products with our leading cellulose specialties offerings as alternatives for petroleum-based incumbents and specialized assets capable of generating green fuels, electricity and other biomaterials. We have executed on several high return projects to enhance the value of these assets, including recent investments in green energy in Tartas, France. Additionally, TemSilk™, a new product being produced in Temiscaming, Quebec, is a critical input in the production of Lyocell, a more sustainable textile. We are also a lead investor in Anomera, Inc. (“Anomera”), a Canadian start-up corporation headquartered in Montreal, Quebec. Anomera manufactures Carboxylated Cellulose Nanocrystals (CNC), a patented, biodegradable product, with uses in the cosmetics industry and various other industrial applications, including concrete, inks and pigments, polymer composites, coatings and adhesives industries. The investment in Anomera provides a new platform for cellulose specialties as we leverage the combined knowledge of cellulose chemistry to develop new markets for cellulose. We will seek further opportunities to leverage our core knowledge of creating the remarkable from the renewable to drive incremental value in our BioFuture.
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
For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. For recent accounting pronouncements see Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation and New Accounting Pronouncements for additional information.

Results of Operations

Financial Information	Three Months Ended		%
(in millions, except percentages)	March 27, 2021	March 28, 2020	Change
Net Sales	$465	$410	13%
Cost of Sales	(381)	(399)
Gross Margin	84	11	664%
Selling, general and administrative expenses	(18)	(20)
Duties	(7)	(6)
Foreign exchange gains (losses)	(1)	6
Other operating income (expense), net	(4)	(2)
Operating Income (Loss)	55	(12)	558%
Interest expense	(18)	(15)
Interest income and other, net	(1)	—
Net periodic pension and OPEB income (expense), excluding service costs	1	—
Income (Loss) From Continuing Operations Before Income Taxes	37	(27)	237%
Income tax benefit (expense)	(64)	2
Equity in income (loss) of equity method investment	$—	$—
Income (Loss) from Continuing Operations	$(27)	$(25)	(8)%
Income (loss) from discontinued operations, net of taxes	—	1
Net Income (Loss)	$(27)	$(24)

Gross Margin %	18%	3%
Operating Margin %	12%	(3)%
Effective Tax Rate %	(172)%	(6)%
Net sales by segment were as follows:

	Three Months Ended
Net sales (in millions)	March 27, 2021	March 28, 2020
High Purity Cellulose	$250	$250
Forest Products	147	82
Paperboard	48	50
Pulp & Newsprint	39	47
Eliminations	(19)	(19)
Total net sales	$465	$410
Net sales increased by $55 million during the three months ended March 27, 2021 when compared to the three months ended March 28, 2020 primarily driven by higher lumber and High Purity Cellulose commodity prices along with cellulose specialties sales volumes. The increases were partially offset by lower High Purity Cellulose commodity product sales volumes. For further discussion, see Operating Results by Segment.

Operating income (loss) by segment was as follows:

	Three Months Ended
Operating income (loss) (in millions)	March 27, 2021	March 28, 2020
High Purity Cellulose	$6	$(5)
Forest Products	61	(1)
Paperboard	6	5
Pulp & Newsprint	(6)	(6)
Corporate	(12)	(5)
Total operating income (loss)	$55	$(12)
The operating results for the three month period ended March 27, 2021 improved by $67 million, to operating income of $55 million when compared to the same prior year period primarily due to strong lumber prices, lower operating costs, higher High Purity Cellulose commodity prices and increased cellulose specialties sales volumes.
Non-operating Expenses
Interest expense increased $3 million to $18 million for the three months ended March 27, 2021 when compared to the same prior year period. The increase was principally driven by the higher interest rate and additional amortization of debt issuance costs related to the December 2020 refinancing of certain debt instruments. See Note 7 — Debt and Finance Leases for further information.
Income Tax Benefit (Expense)
The effective tax rate expense for the first quarter of 2021 was 172 percent compared to a benefit rate of 6 percent in the same period of 2020. The 2021 effective tax rate differs from the statutory rate of 21 percent primarily due to Global Intangible Low Taxed Income (“GILTI”) on foreign earnings, disallowed interest deductions in the U.S., and different statutory tax rates of foreign operations. The application of GILTI effectively results in double book taxation of the majority of the Company’s high Canadian earnings. The Company currently expects minimal cash taxes to be paid in 2021 or 2022 as a result of 2021 earnings. See Note 16 — Income Taxes for additional information.
Discontinued Operations
The Company has presented the operating results for its Matane operations that was sold in November 2019 as discontinued operations. The Company had an after tax benefit of $1 million as a result of the working capital adjustments as required by the sale agreement for the three months ended March 28, 2020.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net Sales	$250	$250
Operating income (loss)	$6	$(5)
Average Sales Prices ($ per metric ton):
High Purity Cellulose	$1,046	963
Sales Volumes (thousands of metric tons):
High Purity Cellulose	217	235

Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	March 28, 2020	Price	Volume/Mix/Other	March 27, 2021
Cellulose Specialties	$160	$(2)	$10	$168
Commodity Products	67	8	(16)	59
Other sales (a)	23	—	—	23
Total Net Sales	$250	$6	$(6)	$250
(a) Other sales consist of electricity, lignin and other by-products to third-parties.
Total net sales for the three months ended March 27, 2021 were comparable to the same prior year period at $250 million. Cellulose specialties volumes improved by 6 percent while sales prices declined slightly by 1 percent during the quarter ended March 27, 2021. Commodity product sales prices increased 15 percent during the first quarter of 2021, however sales volumes decreased by 23 percent.
Changes in High Purity Cellulose operating income are as follows

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 28, 2020	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 27, 2021
Operating income (loss)	$(5)	$6	$(1)	$5	$1	$6
Operating margin %	(2.0)%	2.4%	(0.4)%	2.0%	0.4%	2.4%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $11 million during the three months ended March 27, 2021 to operating income of $6 million when compared to the same prior year period. Sales prices for the segment increased 9 percent during the current three-month period driven by higher commodity prices and increased cellulose specialties sales when compared to the same prior year period. Compared to the prior year, sales volumes for the segment were impacted by shipping constraints and declined 8 percent during the current three-month period driven by lower commodities volumes, partially offset by higher cellulose specialties sales volumes driven by improved demand. Additionally, better productivity and the impact of shutdowns improved operational costs.
Forest Products

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net Sales	$147	$82
Operating income (loss)	$61	$(1)
Average Sales Prices ($ per thousand board feet):
Lumber	$888	$407
Sales Volumes (millions of board feet):
Lumber	144	149

Changes in Forest Products net sales are as follows:

Three Months Ended	March 28, 2020	Changes Attributable to:		March 27, 2021
Net Sales (in millions)		Price	Volume/Mix/Other
Lumber	$61	$70	$(3)	$128
Other sales (a)	21	—	(2)	19
Total Net Sales	$82	$70	$(5)	$147
(a) Other sales consist of sales of logs, wood chips, and other by-products to other segments and third-parties
Total net sales for the three months ended March 27, 2021 increased $65 million, or 78 percent when compared to the same prior year period ended 2020. The improvement is due to a 118 percent increase in lumber prices. Sales volumes were slightly lower than in the prior year resulting from timing of shipments and logistic constraints.
Changes in Forest Products operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a)
(in millions)	March 28, 2020	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 27, 2021
Operating income (loss)	$(1)	$70	$(5)	$(3)	$—	$61
Operating margin %	(1.2)%	46.6%	(1.9)%	(2.0)%	—%	41.5%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $62 million during the three months ended March 27, 2021 to an operating income of $61 million. The favorable results were driven by higher lumber prices partly offset by lower sales volumes discussed above and the impact of higher residual stumpage costs. The Company deposited $7 million and $6 million of softwood lumber duties in the quarter ended March 27, 2021 and 2020, respectively. While the Company benefits from the December 2020 rate reduction from 20% to 9%, the increase in lumber prices resulted in an increase to the total value of the duties paid.
Paperboard

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net Sales	$48	$50
Operating income	$6	$5
Average Sales Prices ($ per metric tons):
Paperboard	$1,111	$1,107
Sales Volumes (in thousands of metric tons):
Paperboard	43	46
Changes in Paperboard net sales are as follows:

Three Months Ended	March 28, 2020	Changes Attributable to:		March 27, 2021
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$50	$—	$(2)	$48

Sales for the three months ended March 27, 2021 decreased $2 million as sales volumes declined 7 percent driven by timing of sales compared to the prior year.

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 28, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 27, 2021
Operating income (loss)	$5	$—	$(1)	$2	$—	$6
Operating margin %	10.0%	—%	(1.7)%	4.2%	—%	12.5%
(a) Computed based on contribution margin.
Operating results improved by $1 million during the three months ended March 27, 2021 to operating income of $6 million. The improvement was primarily due to lower operational costs.
Pulp and Newsprint

	Three Months Ended
(in millions)	March 27, 2021	March 28, 2020
Net Sales	$39	$47
Operating income (loss)	$(6)	$(6)
Average Sales Prices ($ per metric ton):
Pulp (a)	$474	$463
Newsprint	$468	$417
Sales Volumes (in metric tons):
Pulp (a)	44	52
Newsprint	25	40
(a) Average sales prices and volumes for external sales only. For the three month period ended March 27, 2021 and March 28, 2020, the Pulp & Newsprint segment sold approximately 17,000 metric tons and 16,000 metric tons of high-yield pulp for $7 million and $6 million, respectively, to the Paperboard segment.

Changes in Pulp & Newsprint net sales are as follows:

Three Months Ended	March 28, 2020	Changes Attributable to:		March 27, 2021
Net Sales (in millions)		Price	Volume/Mix
Pulp	$30	$1	$(4)	$28
Newsprint	17	1	(6)	11
Total Net Sales	$47	$2	$(10)	$39

Total sales for the three months ended March 27, 2021 were down $8 million or 16 percent when compared to the same three months ended March 28, 2020. High-yield pulp and newsprint sales prices were up 2 percent and 12 percent, respectively, while high-yield pulp and newsprint sales volumes decreased 15 percent and 38 percent, respectively. Declines in newsprint volumes were due to continued weak demand stemming from the COVID-19 pandemic and management’s decision to produce on only one of its newsprint two operating lines.
Changes in Pulp & Newsprint operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 28, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 27, 2021
Operating income (loss)	$(6)	$2	$(4)	$2	$—	$(6)
Operating margin %	(12.8)%	4.6%	(12.3)%	5.1%	—%	(15.4)%
(a) Sales Volume computed based on contribution margin.
Operating results for the three months ended March 27, 2021 remained flat when compared to the same prior year period. Lower newsprint and high-yield pulp sales volumes were offset by improvements in high-yield pulp and newsprint sales prices. Declines in high-yield pulp volumes were impacted by the timing of shipments and logistics constraints.
Corporate

	Three Months Ended
Operating Income (Loss) (in millions)	March 27, 2021	March 28, 2020
Operating loss	$(12)	$(5)
The operating loss for the three months ended March 27, 2021 increased $7 million when compared to the same prior year period primarily due to unfavorable foreign exchange impacts and an increased reserve associated with the dispute settlement discussed above.

Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, our operating cash flows have been volatile in recent years due to decreases in market prices for our commodity products as well as the impact on demand driven by the COVID-19 pandemic. In response, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures.
As of March 27, 2021, we are in compliance with all financial and other customary covenants. We believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities.
The non-guarantor subsidiaries had assets of $719 million, year-to-date revenue of $54 million, covenant EBITDA for the last twelve months is a $33 million loss and liabilities of $285 million as of March 27, 2021.
On September 6, 2019, our Board of Directors suspended our quarterly common stock dividend. No dividends have been declared since. The declaration and payment of future common stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deem relevant. In addition, our debt facilities place limitations on the declaration and payment of future dividends.
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. For the three months ended March 27, 2021 and March 28, 2020, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 27, 2021	December 31, 2020
Cash and cash equivalents (a)	$107	$94
Availability under the ABL Credit Facility (b)	142	102
Total debt (c)	1,083	1,084
Stockholders’ equity	659	695
Total capitalization (total debt plus equity)	$1,742	$1,779
Debt to capital ratio	62%	61%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b) Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At March 27, 2021, we had $186 million of gross availability and net available borrowings of $142 million after taking into account standby letters of credit of approximately $44 million. In addition to the availability under the ABL Credit Facility, we have $19 million available under an accounts receivable factoring line of credit in France.
(c)    See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Flows Provided by (Used for):	March 27, 2021	March 28, 2020
Operating activities	$38	$(13)
Investing activities	$(21)	$(13)
Financing activities	$(3)	$5
Cash flows provided by operating activities improved $51 million during the three months ended March 27, 2021 to $38 million when compared to the same prior year period due to favorable operating results driven from higher lumber and High Purity Cellulose prices and lower operating costs partially offset by seasonal working capital increases. Higher non-cash expenses primarily related to deferred tax expense were partly offset by unfavorable changes to working capital. The three months ended March 28, 2020 included a $20 million increase to the U.S. income tax receivable from the passage of the CARES Act in March of 2020.
Cash flows used for investing activities increased $8 million during the three months ended March 27, 2021 when compared to the same prior year period from increased capital spending. The increase also includes a $1 million non-voting investment in Anomera, Inc.
Cash flows from financing activities changed by $8 million during the three months ended March 27, 2021 to cash used for investing activities of $3 million when compared to the same prior year period. The decline is primarily from a decrease in borrowings, net of payments, during the three months ended March 27, 2021, partially offset by cash paid for common stock repurchased in lieu of income taxes from the vesting of incentive stock grants which was $1 million higher during the current period. See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes the following measures of financial results: EBITDA, adjusted EBITDA and adjusted free cash flows. These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA, adjusted EBITDA and adjusted free cash flows is not intended to conflict with or change any of the GAAP disclosures described above. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. Our management considers these measures, in addition to operating income, to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Our management uses EBITDA and adjusted EBITDA as performance measures and adjusted free cash flows as a liquidity measure. See “Note about Non-GAAP Financial Measures” on page 21 for limitations associated with non-GAAP measures.
EBITDA is defined by SEC rules as earnings before interest, taxes, depreciation and amortization. EBITDA is not necessarily indicative of results that may be generated in future periods.
Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA by segment (in millions of dollars):

Three Months Ended	Forest Products	Paperboard	Pulp & Newsprint (a)		High Purity Cellulose	Corporate & Other	Total
March 27, 2021
			Newsprint	Pulp
Income (loss) from continuing operations	$61	$6	$(5)	$—	$7	$(96)	$(27)
Depreciation and amortization	2	4	1	—	28	1	36
Interest expense, net	—	—	—	—	—	18	18
Income tax expense (benefit)	—	—	—	—	—	64	64
EBITDA	$63	$10	$(4)	$—	$35	$(13)	$91

March 28, 2020
Income (loss) from continuing operations	$(1)	$5	$(4)	$(1)	$(5)	$(19)	$(25)
Depreciation and amortization	2	4	—	1	30	—	38
Interest expense, net	—	—	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	—	(2)	(2)
EBITDA	$1	$9	$(4)	$—	$26	$(5)	$27
(a) Due to the announced sale of our lumber and newsprint assets, we are providing a break out of EBITDA for the Pulp & Newsprint segment.

EBITDA for the three months ended March 27, 2021 improved by $64 million when compared to the quarter ended March 28, 2020, primarily from favorable operating results driven by higher lumber and High Purity Cellulose prices and lower costs. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations to adjusted free cash flows for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	March 27, 2021	March 28, 2020
Cash provided by (used for) operating activities - continuing operations	$38	$(13)
Capital expenditures (a)	(17)	(10)
Adjusted Free Cash Flows	$21	$(23)
(a)    Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first three months of 2021 were approximately $2 million. Strategic capital expenditures for the same period of 2020 were approximately $2 million.
Adjusted free cash flows improved primarily due to favorable operating results primarily from higher lumber and High Purity Cellulose prices partly offset by higher capital expenditure requirements. For the full discussion of operating cash flows, see Management’s Discussion and Analysis of Cash Flows.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of March 27, 2021.

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

As of March 27, 2021, we had $4 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 27, 2021 was $1,104 million compared to the $1,076 million carrying value of principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 27, 2021.
During the quarter ended March 27, 2021, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Final Settlement Reached in Dispute with IESO Relating to Investigation of the Kapuskasing Newsprint Facility
From the period from 2014 to early 2021, the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”), the governmental agency responsible for operating the wholesale electricity market and directing the operation of the bulk electrical system in the province of Ontario, Canada, had been engaged in reviewing the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. The inquiry was focused primarily on payments made by IESO to the Company between 2010 and 2019 under market rules in connection with multiple planned, extended and unplanned forced outages that caused extensive downtime, in full or in part, of the Company’s Kapuskasing, Ontario newsprint facility.
In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its Kapuskasing newsprint facility and issued orders asserting penalties of CAD $25 million. These orders called for the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10-year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complied with the orders’ remaining terms. The Company, which maintained it had complied in all material respects with the published rules, vigorously contested IESO’s orders, including through the filing of judicial review proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. At the time these orders were issued, the remaining two investigations remained open, subjecting the Company to the risk that MACD may in the future issue additional orders upon finalization of these additional investigations.

On April 19, 2021, the Company and IESO entered into Minutes of Settlement (“MOS”) pursuant to which the parties agreed to fully and finally settle all claims relating to all four of the investigations (whether completed or not) and related orders, the judicial review proceedings and underlying disputes. As part of the settlement, the Company agreed to a fixed obligation to pay a sum of CAD $12 million over a period of 5 years comprised of a CAD $4.5 million up-front payment and a CAD $7.5 payment to be spread (on a front-weighted basis) over the next 5 anniversaries of the MOS, without interest. In addition to the foregoing, the MOS provides that a “suspended” sum of CAD $10.4 million would become due and payable in the event the Company fails to comply with any of the terms and conditions of the MOS or commits an event of default, as defined under the applicable market rules, unless such breach or event of default is remedied on a timely basis. This contingent “suspended” sum decreases annually as the scheduled fixed, or non-contingent, payments are made under the MOS. Assuming no uncured event of default or breach occurs during the repayment period, upon full payment of the CAD $12 million, the entire "suspended" sum shall be extinguished and RYAM shall be released from any payment obligation with respect thereto.

Given the parties’ finalization of and entry into the MOS, the Company considers this matter concluded (subject only to the parties’ obligations yet to be performed under the MOS).

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2020 Annual Report on Form 10-K during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 27, 2021:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 30	—	$—	—	$60,294,000
January 31 to February 27	3,828	$12.04	—	$60,294,000
February 28 to March 27	127,801	$10.70	—	$60,294,000
Total	131,629		—
(a)    As of March 27, 2021, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
(b)     Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.1	Asset Purchase Agreement by and between 9437-6001 Quebec Inc., as purchaser and GreenFirst Forest Products Inc., as Purchaser guarantor, and Rayonier A.M. Canada G.P. and Rayonier A.M. Canada Industries Inc., collectively the Seller, dated as of April 10, 2021¹	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 27, 2021 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Month Ended March 27, 2021 and March 28, 2020; (ii) the Condensed Consolidated Balance Sheets as of March 27, 2021 and December 31, 2020; (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 27, 2021 and March 28, 2020; and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
¹ Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: May 6, 2021