Form 10-Q
period 2021-06-26
RAYONIER ADVANCED MATERIALS INC.
filed 2021-08-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
The registrant had 63,737,353 shares of common stock, $.01 par value per share, outstanding as of August 2, 2021.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net Sales	$341,019	$324,170	$659,697	$648,645
Cost of Sales	(318,740)	(301,632)	(616,994)	(617,827)
Gross Margin	22,279	22,538	42,703	30,818

Selling, general and administrative expenses	(18,235)	(20,491)	(34,075)	(39,068)
Foreign exchange gains (losses)	(2,127)	(4,591)	(2,733)	1,158
Other operating income (expense), net	(540)	(3,617)	(4,992)	(5,235)
Operating Income (Loss)	1,377	(6,161)	903	(12,327)
Interest expense	(16,470)	(13,651)	(31,819)	(26,815)
Interest income and other, net	(939)	(1,036)	(1,733)	(563)
Other components of pension and OPEB, excluding service costs	(66)	(257)	742	(607)
Income (Loss) from Continuing Operations Before Income Taxes	(16,098)	(21,105)	(31,907)	(40,312)
Income tax (expense) benefit (Note 16)	24,656	17,600	24,564	18,819
Equity in income (loss) of equity method investment	(261)	—	(570)	—
Income (Loss) from Continuing Operations	8,297	(3,505)	(7,913)	(21,493)
Income (loss) from discontinued operations, net of taxes (Note 2)	113,931	(9,358)	103,114	(15,497)
Net Income (Loss)	$122,228	$(12,863)	$95,201	$(36,990)

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$0.13	$(0.05)	$(0.12)	$(0.34)
Income (loss) from discontinued operations	1.79	(0.15)	1.62	(0.25)
Net income (loss) per common share-basic	$1.92	$(0.20)	$1.50	$(0.59)
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$0.13	$(0.05)	$(0.12)	$(0.34)
Income (loss) from discontinued operations	1.76	(0.15)	1.62	(0.25)
Net income (loss) per common share-diluted	$1.89	$(0.20)	$1.50	$(0.59)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net Income (Loss)	$122,228	$(12,863)	$95,201	$(36,990)
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	3,046	5,888	(6,221)	(583)
Unrealized gain (loss) on derivative instruments	(1,585)	10,129	(2,853)	(10,530)
Net gain from pension and postretirement plans	3,363	2,741	6,664	9,313
Total other comprehensive income (loss)	4,824	18,758	(2,410)	(1,800)
Comprehensive Income (Loss)	$127,052	$5,895	$92,791	$(38,790)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 26, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$214,739	$93,653
Accounts receivable, net (Note 3)	187,882	179,208
Inventory (Note 4)	195,171	170,647
Income tax receivable	48,663	58,657
Prepaid and other current assets	68,504	58,845
Assets of discontinued operations-held for sale (Note 2)	245,643	72,562
Total current assets	960,602	633,572

Property, Plant and Equipment (net of accumulated depreciation of $1,623,146 at June 26, 2021 and $1,578,140 at December 31, 2020)	1,161,012	1,177,791
Deferred Tax Assets	342,749	382,959
Intangible Assets, net	34,937	38,441
Other Assets	149,002	156,399
Assets of discontinued operations-held for sale (Note 2)	—	140,703
Total Assets	$2,648,302	$2,529,865

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$157,166	$156,721
Accrued and other current liabilities (Note 6)	137,489	109,715
Debt due within one year (Note 7)	17,013	17,100
Current environmental liabilities (Note 8)	8,712	8,684
Liabilities of discontinued operations-held for sale (Note 2)	13,913	780
Total current liabilities	334,293	293,000

Long-Term Debt (Note 7)	1,063,739	1,066,837
Long-Term Environmental Liabilities (Note 8)	162,384	162,995
Pension and Other Postretirement Benefits	246,681	251,391
Deferred Tax Liabilities	23,822	24,462
Other Long-Term Liabilities	30,542	24,279
Liabilities of Discontinued Operations-Held for Sale (Note 2)	—	11,814
Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,737,356 and 63,359,839 issued and outstanding, as of June 26, 2021 and December 31, 2020, respectively	637	633
Additional paid-in capital	404,120	405,161
Retained earnings	518,129	422,928
Accumulated other comprehensive income (loss) (Note 11)	(136,045)	(133,635)
Total Stockholders’ Equity	786,841	695,087
Total Liabilities and Stockholders’ Equity	$2,648,302	$2,529,865

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 26, 2021	June 27, 2020
Operating Activities
Net income (loss)	$95,201	$(36,990)
Loss (income) from discontinued operations	(103,114)	15,497
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	65,728	67,235
Stock-based incentive compensation expense	317	5,074
Deferred income tax expense (benefit)	(23,290)	3,952
Net periodic benefit cost of pension and other postretirement plans	5,163	5,762
Unrealized loss (gain) on derivative instruments	(3,885)	2,311
Unrealized loss (gain) from foreign currency	5,236	(7,054)
Other	(145)	270
Changes in operating assets and liabilities:
Receivables	(13,283)	4,851
Inventories	(25,231)	1,335
Accounts payable	6,126	6,058
Accrued liabilities	27,555	12,001
All other operating activities	12,943	(51,925)
Contributions to pension and other postretirement plans	(3,535)	(5,783)
Cash Provided by Operating Activities-continuing operations	45,786	22,594
Cash Provided by (Used for) Operating Activities-discontinued operations	140,633	(11,523)
Cash Provided by Operating Activities	186,419	11,071

Investing Activities
Capital expenditures, net	(47,048)	(19,169)
Investment in equity method investment	(4,013)	—
Cash Used for Investing Activities-continuing operations	(51,061)	(19,169)
Cash Used for Investing Activities-discontinued operations	(5,758)	(3,428)
Cash Used for Investing Activities	(56,819)	(22,597)

Financing Activities
Revolving credit facility and other borrowings	—	10,561
Repayments of revolving credit and other facilities	—	(8,000)
Repayment of long-term debt	(4,651)	(2,359)
Short-term financing, net	(1,296)	—
Common stock repurchased	(1,423)	(438)
Debt issue costs	(449)	(3,378)
Cash Used for Financing Activities	(7,819)	(3,614)

Cash and Cash Equivalents
Change in cash and cash equivalents	121,781	(15,140)
Net effect of foreign exchange on cash and cash equivalents	(695)	(146)
Balance, beginning of year	93,653	64,025
Balance, end of period	$214,739	$48,739

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
On April 12, 2021, the Company announced the sale of its lumber and newsprint assets (the “Purchased Assets”) located in Ontario and Québec Canada to GreenFirst Forest Products, Inc. (“GreenFirst”). As a result of the announced sale of its lumber and newsprint assets, these operations have been presented as discontinued operations and the Company has reclassified certain prior year amounts to conform to this presentation. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2 —Discontinued Operations for additional information.
Coronavirus Pandemic
During 2020, the Company’s businesses were significantly impacted by the coronavirus ("COVID-19") pandemic. While market demand and pricing for certain of the Company’s products began to recover towards the end of the year and continued to improve throughout the first half of 2021, the Company's operations remain vulnerable to a reversal of these trends or other continuing negative effects caused by COVID-19.
In its operating facilities and work spaces, the Company continues to maintain protocols previously implemented to reduce the potential spread of COVID-19 and ensure the safety of its employees and continuity of operations.
New or Recently Adopted Accounting Pronouncements
There have been no new or recently adopted accounting pronouncements impacting the Company’s unaudited consolidated interim financial statements.
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through the date of issuance of these Consolidated Financial Statements. The following subsequent event warranting disclosure was identified.
As previously disclosed, in January 2021, the Company's Canadian subsidiaries applied for the Canada Emergency Wage Subsidy (“CEWS”) in the amount of CAD $25 million for periods between March 2020 and August 2020. Through June 26, 2021, the Company had received cash of CAD $6 million and subsequently has received the remaining CAD $19 million. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time that there is sufficient evidence that it will not be required to repay such amounts.

2.    Discontinued Operations

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
On April 12, 2021, the Company announced the sale of its lumber and newsprint assets (the “Purchased Assets”) located in Ontario and Québec Canada to GreenFirst Forest Products, Inc. (“GreenFirst”), for approximately $214 million, including an assumed $74 million associated with finished goods, work-in-process and raw materials inventory value, which is subject to dollar-for-dollar fluctuation until closing. The purchase price will be paid 85 percent in cash and the remainder in common shares of GreenFirst, to be held for a minimum of six months. In addition, a credit note will be issued to the Company by GreenFirst in the amount of CDN$8 million, which may be offset against amounts owed to GreenFirst in the future for wood chip purchases, equally over the next 5 years. The closing of the transaction is expected to occur on August 28, 2021. The sale completes the strategic portfolio optimization plans for the Company.
The Purchased Assets include the Company’s six lumber facilities, newsprint facility, inventory and certain real property, machinery, permits, leases, licenses, pension assets and liabilities and other related assets associated with the successful operations of these businesses. Other assets and liabilities, including accounts receivable, accounts payable, certain retained inventory and rights and obligations to softwood lumber duties, generated or incurred through the closing date, are excluded. Since 2017, the Company has paid a total of $108 million in duties.

In connection with the transaction, the Company will enter into a 20-year wood chip and residual fiber supply agreement with GreenFirst, securing supply for the Company’s operations at the Temiscaming plant. Additionally, the parties entered into a Transition Services Agreement ("TSA") whereby the Company will provide certain transitional services to GreenFirst, for a period of time following the closing of the transaction, not to exceed twelve months from such date. The TSA includes support related to information technology, accounting, treasury, human resources and payroll, tax, supply chain and procurement functions. Costs incurred by the Company associated with the TSA will be reimbursed by GreenFirst.

As of June 26, 2021, the carrying value of the net assets included in the transaction was $232 million, including the carrying value of inventory which was $93 million. The Company expects a cash tax impact in 2021 and 2022 totaling less than $5 million as a result of this transaction, although the full extent of tax impacts are still being evaluated.

Income (loss) from discontinued operations is comprised of the following:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales (a)	$212,376	$72,583	$358,838	$157,916
Cost of sales	(86,961)	(74,907)	(169,688)	(158,057)
Gross margin	125,415	(2,324)	189,150	(141)
Selling, general and administrative expenses and other	(10,428)	(6,935)	(18,894)	(14,958)
Operating income (loss)	114,987	(9,259)	170,256	(15,099)
Interest expense (b)	(2,703)	(2,110)	(5,317)	(4,172)
Other non-operating income	368	604	713	1,257
Income (loss) from discontinued operations before income taxes	112,652	(10,765)	165,652	(18,014)
Income tax benefit (expense)	1,279	1,343	(62,538)	1,745
Income (loss) from discontinued operations, net of taxes	$113,931	$(9,422)	$103,114	$(16,269)

Gain from sale of discontinued operation, pre-tax	—	—	—	955
Income tax benefit (expense) on gain		64	—	(183)
Gain from sale of discontinued operations, net of tax (c)	—	64	—	772

Income (Loss) from Discontinued Operations	$113,931	$(9,358)	$103,114	$(15,497)

(a) Net of intercompany sales of $10 million and $9 million for three months ended June 26, 2021 and June 27, 2020, respectively, and $22 million and $22 million for the six months ended June 26, 2021 and June 27, 2020, respectively.
(b)    The Company has allocated interest expense to discontinued operations based on the portion of debt not attributable to other operations that it expects to repay as a result of the transaction.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

(c)    Also included in income from discontinued operations for the three and six months ended June 27, 2020 is income of $64 thousand and $772 thousand, respectively, from working capital adjustments that arose following the closing of the November 2019 sale of the Company’s Matane, Quebec pulp mill.

Other discontinued operations information is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Depreciation and amortization	$—	$2,957	$3,173	$5,782
Capital expenditures	$2,326	$(187)	$5,814	$3,428

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale:

	June 26, 2021	December 31, 2020
Inventory	$92,624	$62,837
Prepaid and other current assets	9,446	9,725
Total current assets	102,070	72,562
Property, plant and equipment, net	97,980	97,151
Other assets	45,593	43,552
Total assets	$245,643	$213,265

Accrued and other current liabilities	$933	$780
Total current liabilities	933	780
Pension and Other Postretirement Benefits	9,578	9,316
Other long-term liabilities	3,402	2,498
Total liabilities	$13,913	$12,594
As of June 26, 2021, the assets and liabilities are classified as current in the Company’s consolidated balance sheet as the transaction is expected to close within one year.
As of June 26, 2021, collective bargaining agreements covering approximately 400 unionized employees in Canada working in the lumber and newsprint operations had expired. In all cases, the parties have continued to work under the terms of the expired contracts while negotiations continue. While there can be no assurances, the Company expects to reach agreements with the unions, for the benefit of GreenFirst. However, a work stoppage could have a significant negative effect on these operations, including results of operations and financial condition.

3.    Accounts Receivable, Net
The Company’s accounts receivable included the following:

	June 26, 2021	December 31, 2020
Accounts receivable, trade	$154,417	$140,036
Accounts receivable, other (a)	33,900	39,659
Allowance for expected credit losses	(435)	(487)
Total accounts receivable, net	$187,882	$179,208
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
4.    Inventory
The Company’s inventory included the following:

	June 26, 2021	December 31, 2020
Finished goods	$141,586	$119,549
Work-in-progress	4,968	2,242
Raw materials	44,654	43,697
Manufacturing and maintenance supplies	3,963	5,159
Total inventory	$195,171	$170,647
5.     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of June 26, 2021, the Company’s leases have remaining lease terms of 1 year to 7.7 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the Right of Use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of June 26, 2021 and December 31, 2020 was 6.1 percent and 6.1 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of June 26, 2021 and December 31, 2020 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating Leases
Operating lease expense	$1,423	$1,499	$2,838	$2,991
Finance Leases
Amortization of ROU assets	87	81	173	161
Interest	42	47	85	96
Total	$1,552	$1,627	$3,096	$3,248
As of June 26, 2021, the weighted average remaining lease term is 3.1 years and 5.4 years for operating leases and financing leases, respectively. As of December 31, 2020, the weighted average remaining lease term is 3.5 years and 5.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $3 million and $3 million from operating lease payments made during the six months ended June 26, 2021 and June 27, 2020, respectively. Finance lease cash flows were immaterial during the six months ended June 26, 2021 and June 27, 2020.
As of June 26, 2021 and December 31, 2020, assets acquired under finance leases of $2 million and $2 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases are included as debt and the maturities for the remainder of 2021 and the next four years and thereafter are included in Note 7 — Debt and Finance Leases. The Company’s consolidated balance sheet includes the following operating lease assets and liabilities:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Balance Sheet Classification	June 26, 2021	December 31, 2020
Right-of-use assets	Other assets	$14,084	$15,847
Lease liabilities, current	Accrued and other current liabilities	$5,301	$4,886
Lease liabilities, non-current	Other long-term liabilities	$9,922	$11,974
As of June 26, 2021, operating lease maturities for the remainder of 2021 through 2025 and thereafter are as follows:

June 26, 2021
Remainder of 2021	$3,024
2022	5,978
2023	5,089
2024	1,498
2025	657
Thereafter	476
Total minimum lease payments	$16,722
Less: imputed interest	(1,499)
Present value of future minimum lease payments	$15,223

6.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	June 26, 2021	December 31, 2020
Accrued customer incentives and prepayments	$28,769	$29,387
Accrued payroll and benefits	32,509	21,500
Accrued interest	22,073	3,230
Accrued income taxes	4,996	5,052
Accrued stumpage	2,072	10,045
Accrued property and other taxes	7,941	3,995
Other current liabilities	39,129	36,506
Total accrued and other current liabilities	$137,489	$109,715

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
7.    Debt and Finance Leases
The Company’s debt and finance leases included the following:

	June 26, 2021	December 31, 2020
ABL Credit Facility due 2025, $124 million available, bearing interest 0.25% LIBOR floor plus 2.75%, interest rate of 3.00% at June 26, 2021	—	—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	$500,000	$500,000
Senior Notes due 2024 at a fixed interest rate of 5.5%	495,647	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from July 2022 through April 2028, secured by certain assets of the Temiscaming mill	72,983	73,791
Other loans (a)	16,605	18,193
Short-term factoring facility-France	3,730	5,089
Finance lease obligation	2,317	2,489
Total debt principal payments due	1,091,282	1,095,209
Less: Debt premium, original issue discount and issuance costs, net	(10,530)	(11,272)
Total debt	1,080,752	1,083,937
Less: Debt due within one year	(17,013)	(17,100)
Long-term debt	$1,063,739	$1,066,837
(a) Primarily loans for energy projects in France.
As of June 26, 2021, debt and finance lease payments due during the remainder of 2021, the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
Remainder of 2021	$258	$11,041
2022	515	31,082
2023	515	10,533
2024	515	506,100
2025	515	10,495
Thereafter	472	519,714
Total principal payments	$2,790	$1,088,965
Less: Imputed interest	473
Present value minimum finance lease payments	$2,317

8.    Environmental Liabilities
An analysis of liabilities for the six months ended June 26, 2021 is as follows:

Balance, December 31, 2020	$171,679
Increase in liabilities	1,168
Payments	(2,165)
Foreign currency adjustments	414
Balance, June 26, 2021	171,096
Less: Current portion	(8,712)
Long-term environmental liabilities	$162,384

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 26, 2021, the Company estimates this exposure could range up to approximately $78 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
In December 2020, the Company terminated all outstanding derivative instruments, which had been previously designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these instruments were deferred as a component of accumulated other comprehensive income (loss), totaling a net after tax gain of $2 million as of December 31, 2020, to be recognized in earnings as the underlying hedged transactions occur and affect earnings. During the three and six months ended June 26, 2021, the Company recognized after-tax gains of $1.6 million and $2.9 million, respectively, associated with the deferred component in accumulated other comprehensive income (loss) related to these settlements. A $1.0 million net after-tax loss remains deferred within accumulated other comprehensive income (loss) as of June 26, 2021, which will be recognized in earnings as the underlying hedged transactions occur and affect earnings.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income is as follows:

	Three Months Ended June 26, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$2,260	Cost of sales
Foreign exchange forward contracts	$—	$(102)	Interest income and other, net

	Three Months Ended June 27, 2020
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(225)	$(716)	Interest expense
Foreign exchange forward contracts	$5,914	$367	Other operating income (expense), net
Foreign exchange forward contracts	$3,863	$(3,863)	Cost of sales
Foreign exchange forward contracts	$2,192	$2,135	Interest income and other, net

	Six Months Ended June 26, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$4,088	Cost of sales
Foreign exchange forward contracts	$—	$(202)	Interest income and other, net

	Six Months Ended June 27, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,982)	$(836)	Interest expense
Foreign exchange forward contracts	$(20,618)	$(994)	Other operating income (expense), net
Foreign exchange forward contracts	$3,469	$(3,469)	Cost of sales
Foreign exchange forward contracts	$(4,710)	$(4,597)	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the consolidated statement of income were as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Foreign exchange forward contracts	Other operating income (expense), net	$—	$18	$—	$(703)

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	June 26, 2021	December 31, 2020
Foreign exchange cash flow hedges	$(1,019)	$1,834
The amount of future reclassifications from AOCI will fluctuate with movements in the underlying markets.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

10.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	June 26, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$214,739	$214,739	$—	$93,653	$93,653	$—

Liabilities (a):
Fixed-rate long-term debt	1,074,705	—	1,093,500	1,076,359	—	1,050,287
(a) Liabilities exclude finance lease obligation.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Six Months Ended
	June 26, 2021	June 27, 2020
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(146,614)	$(126,638)
Other comprehensive gain (loss) before reclassifications	—	4,781
Income tax on other comprehensive loss	—	(1,238)
Reclassifications to earnings: (a)
Pension settlement loss	111	—
Amortization of losses	8,169	6,764
Amortization of prior service costs	276	280
Income tax on reclassifications	(1,892)	(1,274)
Net comprehensive gain (loss) on employee benefit plans, net of tax	6,664	9,313
Balance, end of period	(139,950)	(117,325)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	1,834	1,290
Other comprehensive gain (loss) before reclassifications	—	(23,841)
Income tax on other comprehensive income	—	5,487
Reclassifications to earnings: (b)
Interest rate contracts	—	836
Foreign exchange contracts	(3,886)	9,060
Income tax on reclassifications	1,033	(2,072)
Net comprehensive gain (loss) on derivative instruments, net of tax	(2,853)	(10,530)
Balance, end of period	(1,019)	(9,240)

Foreign currency translation adjustments:
Balance, beginning of year	11,145	(13,879)
Foreign currency translation adjustment, net of tax of $0 and $0	(6,221)	(583)
Balance, end of period	4,924	(14,462)

Accumulated other comprehensive income (loss), end of quarter	$(136,045)	$(141,027)
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
12.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
For the six months ended June 26, 2021
Balance, January 1, 2021	63,359,839	$633	$405,161	$422,928	$(133,635)	$695,087
Net income (loss)	—	—	—	95,201	—	95,201
Other comprehensive income (loss), net of tax	—	—	—	—	(2,410)	(2,410)
Issuance of common stock under incentive stock plans	509,713	5	(5)	—	—	—
Stock-based compensation	—	—	385	—	—	385
Repurchase of common shares (a)	(132,196)	(1)	(1,421)	—	—	(1,422)
Balance June 26, 2021	63,737,356	$637	$404,120	$518,129	$(136,045)	$786,841

For the three months ended June 26, 2021
Balance March 27, 2021	63,597,356	$636	$403,086	$395,901	$(140,869)	$658,754
Net income (loss)	—	—	—	122,228	—	122,228
Other comprehensive income (loss), net of tax	—	—	—	—	4,824	4,824
Issuance of common stock under incentive stock plans	140,000	1	(1)	—	—	—
Stock-based compensation	—	—	1,038	—	—	1,038
Repurchase of common shares (a)	—	—	(3)	—	—	(3)
Balance, June 26, 2021	63,737,356	$637	$404,120	$518,129	$(136,045)	$786,841

For the six months ended June 27, 2020
Balance, January 1, 2020	63,136,129	$632	$399,020	$422,373	$(139,227)	$682,798
Net income (loss)	—	—	—	(36,990)	—	(36,990)
Other comprehensive income (loss), net of tax	—	—	—	—	(1,800)	(1,800)
Issuance of common stock under incentive stock plans	396,753	3	(4)	—	—	(1)
Stock-based compensation	—	—	5,157	—	—	5,157
Repurchase of common shares (a)	(185,556)	(2)	(436)	—	—	(438)
Balance June 27, 2020	63,347,326	$633	$403,737	$385,383	$(141,027)	$648,726

For the three months ended June 27, 2020
Balance, March 28, 2020	63,246,867	$632	$400,525	$398,246	$(159,785)	$639,618
Net income (loss)	—	—	—	(12,863)	—	(12,863)
Other comprehensive income (loss), net of tax	—	—	—	—	18,758	18,758
Issuance of common stock under incentive stock plans	106,064	1	(2)	—	—	(1)
Stock-based compensation	—	—	3,214	—	—	3,214
Repurchase of common shares (a)	(5,605)	—	—	—	—	—
Balance, June 27, 2020	63,347,326	$633	$403,737	$385,383	$(141,027)	$648,726
(a) Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three months ended June 26, 2021 and June 27, 2020, the Company did not repurchase any common shares under this buyback program. As of June 26, 2021, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Income (loss) from continuing operations	$8,297	$(3,505)	$(7,913)	$(21,493)
Income (loss) from discontinued operations	113,931	(9,358)	103,114	(15,497)
Net income (loss) available for common stockholders	$122,228	$(12,863)	$95,201	$(36,990)

Shares used for determining basic earnings per share of common stock	63,654,278	63,235,151	63,545,599	63,111,058
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	1,159,735	—	—	—
Shares used for determining diluted earnings per share of common stock	64,814,013	63,235,151	63,545,599	63,111,058

Basic per share amounts
Income (loss) from continuing operations	$0.13	$(0.05)	$(0.12)	$(0.34)
Income (loss) from discontinued operations	1.79	(0.15)	1.62	(0.25)
Net income (loss)	$1.92	$(0.20)	$1.50	$(0.59)
Diluted per share amounts
Income (loss) from continuing operations	$0.13	$(0.05)	$(0.12)	$(0.34)
Income (loss) from discontinued operations	1.76	(0.15)	1.62	(0.25)
Net income (loss)	$1.89	$(0.20)	$1.50	$(0.59)
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Stock options	122,525	153,977	122,525	153,977
Performance and restricted stock	655,540	2,691,362	2,286,865	2,691,362
Total anti-dilutive instruments	778,065	2,845,339	2,409,390	2,845,339

14.    Incentive Stock Plans
The Company’s total stock-based compensation expense for the three months ended June 26, 2021 and June 27, 2020 was $1 million and $3 million, respectively. Stock-based compensation expense for the six months ended June 26, 2021 and June 27, 2020 was $385 thousand and $5 million, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first six months of 2021. The 2021 restricted stock unit awards cliff vest after three years. The 2021 performance-based stock unit awards measure total shareholder return (“TSR”) on an absolute basis and relative to peers. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the absolute TSR would result in a 0 payout for the TSR metric. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. As required by Accounting Standards Codification 718, Compensation-Stock Compensation, the portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2021, the performance-based share units granted in 2018 were settled at an average of 60 percent of the performance-based stock units awarded, resulting in the issuance of 182,811 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 26, 2021:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	152,281	$38.26	828,955	$10.27	1,821,402	$8.77
Granted	—	—	551,476	9.76	136,061	17.61
Forfeited	—	—	(108,986)	11.68	(312,697)	8.92
Exercised or settled	—	—	(326,830)	13.50	(302,516)	22.76
Expired or cancelled	(29,756)	33.39	—	—	—	—
Outstanding at June 26, 2021	122,525	$39.44	944,615	$8.69	1,342,250	$6.48

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
During 2019, the Company settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of a $1 million loss during the three and six months ended June 26, 2021. The settlement was recognized in “Other components of net periodic benefit costs” in our Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 26, 2021.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The components of net periodic benefit costs from these plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$2,600	$2,207	$363	$316
Interest cost	4,446	5,844	176	149
Expected return on plan assets	(9,673)	(9,246)	—	—
Amortization of prior service cost	177	178	(38)	(38)
Amortization of losses	4,086	3,427	2	(57)
Pension settlement loss (gain)	890	—	—	—
Total net periodic benefit cost	$2,526	$2,410	$503	$370

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$5,181	$4,482	$725	$674
Interest cost	8,851	11,748	351	428
Expected return on plan assets	(19,279)	(18,612)	—	—
Amortization of prior service cost	352	357	(76)	(77)
Amortization of losses	8,163	6,854	6	(91)
Pension settlement loss (gain)	890	—	—	—
Total net periodic benefit cost	$4,158	$4,829	$1,006	$934
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

16.    Income Taxes
The Company’s effective tax benefit rate from continuing operations for the three and six months ended June 26, 2021 was 153 percent and 77 percent, respectively, compared with a benefit rate of 83 percent and 47 percent for the three and six months ended June 27, 2020, respectively.
The current quarter and year to date June 26, 2021 effective rate differs from the federal statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher Canadian blended statutory tax rate. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces once the sale of FPG and Newsprint is completed. Other factors impacting the effective benefit rate are return to accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation.

The effective tax rate benefit for the period ended June 27, 2020 differs from the federal statutory rate primarily due to the release of certain valuation allowances related to nondeductible interest expense, benefits from the CARES Act, return to accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S., taxable income generated from the 2020 credit agreement amendment, increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation.

There has been no material change to the balance of unrecognized tax benefits reported at December 31, 2020.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
17.    Segment and Geographical Information
As a result of the announced sale of the Company’s lumber and newsprint assets, the Company operates in the following business segments: High Purity Cellulose, Paperboard, High-Yield Pulp and Corporate. The Corporate operations consist primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. The Company allocates a portion of the cost of maintaining these support functions to its operating units.
The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of High-Yield Pulp sales to Paperboard. Intersegment sales prices are at rates that approximate market for the respective operating area.
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
High Purity Cellulose
Cellulose Specialties	$167,576	$161,075	$335,413	$321,310
Commodity Products	62,384	75,428	121,317	141,951
Other sales (a)	24,639	18,552	47,630	41,371
Total High Purity Cellulose	254,599	255,055	504,360	504,632
Paperboard
Paperboard	56,762	43,144	104,611	93,630
High-Yield Pulp
High-Yield Pulp	36,786	31,847	64,330	61,822

Eliminations	(7,128)	(5,876)	(13,604)	(11,439)
Total net sales	$341,019	$324,170	$659,697	$648,645
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
High Purity Cellulose	$10,623	$6,721	$17,051	$1,863
Paperboard	2,441	6,261	8,196	10,936
High-Yield Pulp	1,079	570	538	(476)
Corporate	(12,766)	(19,713)	(24,882)	(24,650)
Total operating income (loss)	$1,377	$(6,161)	$903	$(12,327)
Identifiable assets by segment were as follows:

	June 26, 2021	December 31, 2020
High Purity Cellulose	$1,540,743	$1,528,929
Paperboard	120,125	129,871
High-Yield Pulp	38,985	33,259
Corporate and other (a)	702,806	624,541
Assets Held for Sale	245,643	213,265
Total identifiable assets	$2,648,302	$2,529,865

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
(a) Includes the remaining assets of the lumber and newsprint operations excluded from the GreenFirst sale.

18.    Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 22 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, that are outside the normal course of business for the three months ended June 26, 2021. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts entered into within the normal course of business.
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

Duties on Canadian softwood lumber sold to the U.S. The Company has operated six softwood lumber mills in Ontario and Quebec, Canada and has exported softwood lumber into the United States from Canada. In 2017, anti-dumping and countervailing duties were assessed by the United States Department of Commerce (“USDOC”) on lumber exported into the United States, with the Company being assigned an anti-dumping duty rate of 6 percent and a countervailing duty rate of 14 percent. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, USDOC determined revised rates for anti-dumping and countervailing duties, and the Company is now subject to an anti-dumping duty rate of approximately 1.6 percent and a countervailing duty rate of approximately 7.4 percent. The reduced rates will be applied by the Company for lumber sold into the U.S. in the future. Canada’s legal challenge to the USDOC’s assessment of duties continues in spite of the recent revision in rates.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

The Company has paid approximately $108 million in lumber duties to date, recorded as expense in the periods incurred. The Company currently has a $21 million long-term receivable associated with the December 2020 determination of the revised rates for the 2017 and 2018 periods. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC further administrative review processes covering periods after December 31, 2018. As part of the sale of its lumber assets, the Company retains all rights and obligations to softwood lumber duties, generated or incurred through the closing date of the transaction.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 26, 2021, the Company had net exposure of $41 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $86 million as of June 26, 2021, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $33 million at June 26, 2021.
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
As of June 26, 2021, the Company is working to reach agreements for certain expired collective bargaining agreements covering unionized employees in Canada working in the lumber and newsprint operations. All other collective bargaining agreements covering its unionized employees are current. See Note 2 —Discontinued Operations for additional information.

19.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information were comprised of the following for the six months ended:

	June 26, 2021	June 27, 2020

Interest paid	$13,394	$24,916
Income taxes paid (received)	$(21,032)	$633
Capital assets purchased on account	$15,704	$11,136
Assets acquired under operating leases	$624	$658

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As a result of the announced sale of the lumber and newsprint assets in April 2021, these operations have been presented as discontinued operations and we have reclassified certain prior year amounts to conform to this presentation. Unless otherwise stated, information in this MD&A relates to continuing operations. We present businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2 —Discontinued Operations for additional information on the upcoming sale.
As a result of reclassifying the lumber and newsprint operations to discontinued operations as discussed above, we operate in the following business segments: High Purity Cellulose, Paperboard, High-Yield Pulp and Corporate.
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

Merger and Acquisition Risks
•Failure to consummate the closing of the sale of the lumber and newsprint facilities and related assets to GreenFirst as contemplated under the binding asset purchase agreement could negatively impact the Company’s future earnings volatility and ability to reduce its leverage and invest in its core business.
•Fifteen percent (15%) of the purchase price for the GreenFirst transaction is payable in the common shares of the capital of GreenFirst (to be held by the Company for a minimum of six (6) months following the transaction closing) and the Company’s ability to ultimately realize the benefit of this consideration is subject to market conditions and GreenFirst’s future performance.

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
Business
We are a global leader of cellulose-based technologies, which comprise a broad offering of high purity cellulose specialties, a natural polymer commonly used in the production of specialty chemicals and polymers for use in producing LCD displays, filters, fibers, performance additives for pharmaceutical, food and other industrial applications. Starting from a tree and building upon more than 90 years of experience in cellulose chemistry, we provide high quality high-purity cellulose pulp products that make up the essential building blocks for our customers’ products while providing exceptional service and value. In addition, we produce lumber, paperboard, newsprint and high-yield pulp for use in consumer products. In connection with the announced sale of the lumber and newsprint assets (see below), expected to close on August 28, 2021, we will cease to manufacture lumber and newsprint products.
Recent developments
CEWS

As previously disclosed, in January 2021, our Canadian subsidiaries applied for the Canada Emergency Wage Subsidy (“CEWS”) in the amount of CAD $25 million for periods between March 2020 and August 2020. Through June 26, 2021, we had received cash of CAD $6 million and subsequently has received the remaining CAD $19 million. All CEWS claims are subject to mandatory audit. We will recognize amounts from these claims in income at the time that there is sufficient evidence that we will not be required to repay such amounts.
Sale of lumber and newsprint assets
On April 12, 2021, we announced the sale of our lumber and newsprint assets located in Ontario and Québec Canada to GreenFirst. The closing of the transaction, which is expected to occur on August 28, 2021, is subject to customary closing conditions, including receipt of regulatory approvals, the transfer of forestry licenses and the approval of the TSX Venture Exchange. See Note 2 —Discontinued Operations for additional information.

Final Settlement Reached in Dispute with IESO Relating to Investigation of the Kapuskasing Newsprint Facility

We had previously been engaged in litigation with the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”) regarding their investigations into the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. On April 19, 2021, we and the IESO entered into Minutes of Settlement (“MOS”) pursuant to which the parties agreed to fully and finally settle all claims relating to their investigations. We consider this matter concluded (subject only to the parties’ obligations yet to be performed under the MOS). See Note 18 —Commitments and Contingencies for additional information.
Coronavirus-Update
Our businesses were significantly impacted by the coronavirus ("COVID-19") pandemic in 2020. While market demand and pricing for certain of our products began to recover towards the end of the year and continued to improve throughout the first half of 2021, our operations remain vulnerable to a reversal of these trends or other continuing negative effects caused by COVID-19.
In our operating facilities and work spaces, we continue to maintain protocols previously implemented to reduce the potential spread of COVID-19 and ensure the safety of our employees and continuity of operations.
Market Assessment
The market assessment represents our best current estimate of each business in this environment.
High Purity Cellulose
Pricing levels for our commodity products increased significantly during the second quarter and we expect this upward trend to continue into the third quarter. Prices for cellulose specialties are in line with expectations for the full year. Cellulose specialties volumes are expected to be well above prior year due to strong demand while total segment volumes will decline slightly for the full year mainly due to the length of extended planned maintenance outages. Volumes for both cellulose specialties and commodity products are expected to increase significantly in the second half of 2021 from first half levels.
Key costs are difficult to predict. Prices for energy, wood and commodity chemicals as well as logistics costs, have continued to increase during the second quarter and are expected to escalate in the back half of the year. Further, logistic and shipping constraints may negatively impact operating and sales results through the end of the year.
With current market conditions, including strong demand for cellulose specialties products, specifically in construction, automotive and plastics end markets, and elevated pricing for commodity viscose and fluff products, we believe we are well positioned to maintain or improve cellulose specialties margins in 2022 in spite of inflationary pressures. We also remain committed to investing in our core business to reduce costs, improve reliability, optimize performance and provide new platforms for growth.
Paperboard
Paperboard prices continued to increase in the second quarter as expected, due to strong demand in both commercial printing and packaging segments, helping offset increases in raw material costs. Paperboard prices are expected to increase further as demand for our products continues to strengthen, and additionally supported by industry supply disruptions.

High-Yield Pulp
High-yield pulp markets experienced additional price increases during the second quarter that we will recognize in the third quarter due to the typical sales lag. However, pulp market prices are forecasted to decrease later in the year. Logistics constraints and higher costs may negatively impact operating results through the end of the year.
Growing RYAM’s BioFuture
Upon the completion of the sale of the lumber and newsprint assets, we will focus on and invest in leveraging our four high purity cellulose plants to capitalize on the global demand for more sustainable products with our leading cellulose specialties offerings as alternatives for petroleum-based incumbents. Not only are these specialized assets capable of creating the world’s leading plant-based high purity cellulose, they are also ideally suited for generating green fuels, bioelectricity and other biomaterials such as lignins and tall oils. We have executed on several high return projects to enhance the value of these assets, including investments in green energy in Tartas, France, in TemSilk™ pulp, a critical input in the production of Lyocell, a more sustainable textile, and in Anomera, Inc., a company that manufactures carboxylated cellulose nanocrystals (CNC), a patented, biodegradable product for use in cosmetics and a wide variety of industrial applications. The Tartas green energy project is fully operational in the second quarter and we anticipate realizing $10 million in annualized benefits from this investment. We will also leverage our world-class R&D facilities to work with new and existing customers to develop natural-based solutions.
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

Results of Operations

Financial Information	Three Months Ended		%	Six Months Ended		%
(in millions, except percentages)	June 26, 2021	June 27, 2020	Change	June 26, 2021	June 27, 2020	Change
Net Sales	$341	$324	5%	$660	$649	2%
Cost of Sales	(319)	(301)		(617)	(618)
Gross Margin	22	23	(1)%	43	31	39%
Selling, general and administrative expenses	(18)	(20)		(34)	(39)
Foreign exchange gains (losses)	(2)	(5)		(3)	1
Other operating income (expense), net	(1)	(4)		(5)	(5)
Operating Income (Loss)	1	(6)	123%	1	(12)	108%
Interest expense	(16)	(14)		(32)	(27)
Interest income and other, net	(2)	(1)		(2)	(1)
Net periodic pension and OPEB income (expense), excluding service costs	—	—		1	—
Income (Loss) From Continuing Operations Before Income Taxes	(17)	(21)	19%	(32)	(40)	20%
Income tax benefit (expense)	25	17		25	19
Equity in income (loss) of equity method investment	—	$—		$(1)	$—
Income (Loss) from Continuing Operations	$8	$(4)	300%	$(8)	$(21)	62%
Income (loss) from discontinued operations, net of taxes	114	(9)		103	(16)
Net Income (Loss)	$122	$(13)		$95	$(37)

Gross Margin %	7%	7%		6%	5%
Operating Margin %	—%	(2)%		—%	(2)%
Effective Tax Rate %	153%	83%		77%	47%
Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Net sales (in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
High Purity Cellulose	$255	$255	$504	$505
Paperboard	57	43	105	94
High-Yield Pulp	37	32	64	62
Eliminations	(8)	(6)	(13)	(12)
Total net sales	$341	$324	$660	$649
Net sales increased by $17 million and $11 million during the three and six months ended June 26, 2021 when compared to the same prior periods ended June 27, 2020, respectively, primarily driven by higher High Purity Cellulose commodity sales prices along with stronger cellulose specialties sales volumes, in addition to increased Paperboard sales volumes and prices. The increases were partially offset by lower High Purity Cellulose commodity product sales volumes. For further discussion, see Operating Results by Segment.

Operating income (loss) by segment was as follows:

	Three Months Ended		Six Months Ended
Operating income (loss) (in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
High Purity Cellulose	$11	$7	$17	$2
Paperboard	2	6	8	11
High-Yield Pulp	1	1	1	—
Corporate	(13)	(20)	(25)	(25)
Total operating income (loss)	$1	$(6)	$1	$(12)
The operating results for the three and six month periods ended June 26, 2021 improved by $7 million and $13 million, respectively, when compared to the same prior year periods ended June 27, 2020. The three months ended June 26, 2021 was primarily due to higher High Purity Cellulose commodity prices and Paperboard sales volumes, partially offset by lower commodity volumes. The improvements during the six months ended June 26, 2021 were primarily driven by higher High Purity Cellulose commodity prices and cellulose specialties sales prices, partly offset by lower commodity sales volumes.
Non-operating Expenses
Interest expense increased $2 million and $5 million to $16 million and $32 million during the three and six months ended June 26, 2021, respectively, when compared to the same prior year periods. The increases were principally driven by the higher interest rate and additional amortization of debt issuance costs related to the December 2020 refinancing of certain debt instruments. See Note 7 — Debt and Finance Leases for further information.
Income Tax Benefit (Expense)
The effective tax rate for the second quarter 2021 was a benefit of 153 percent compared to a benefit of 83 percent in the same quarter of 2020. The effective tax rate for the six months ended June 26, 2021 was a benefit of 77 percent compared to a benefit of 47 percent for the comparable prior year period. The 2021 effective tax rates differ from the statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher blended statutory tax rate in Canada. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces once the sale of the lumber and newsprint assets is completed. See Note 16 — Income Taxes for additional information.
Discontinued Operations
Income from discontinued operations, net of taxes, for the three months ended June 26, 2021 was $114 million compared to a loss of $9 million for the comparable prior period ended June 27, 2020. The improvement was driven by an increase in prices for lumber of 213 percent and higher volumes by 10 percent partially offset by higher operational and residual stumpage costs as well as the impact of Global Intangible Low Taxed Income (“GILTI”) on foreign earnings. The application of GILTI effectively results in double book taxation of the majority of the Company’s high Canadian earnings.

Income from discontinued operations net of taxes, during the six months ended June 26, 2021 was $103 million compared to a loss of $16 million for the same prior year period ended June 27, 2020. The improvement was driven by an increase in prices for lumber of 166 percent and higher volumes by 3 percent partially offset by higher operational and residual stumpage costs as well as the impact of GILTI on foreign earnings.
We expect minimal cash taxes to be paid in 2021 or 2022 as a result of 2021 earnings associated with its discontinued operations.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net Sales	$255	$255	$504	$505
Operating income (loss)	$11	$7	$17	$2
Average Sales Prices ($ per metric ton):
High Purity Cellulose	$1,128	$966	$1,086	$965
Sales Volumes (thousands of metric tons):
High Purity Cellulose	204	245	421	480
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	June 27, 2020	Price	Volume/Mix/Other	June 26, 2021
Total Net Sales (a)	$255	$14	$(14)	$255
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.
Total sales for the three months ended June 26, 2021 were flat when compared to the same prior year quarter. Cellulose specialties sales volumes increased 6 percent driven by improved demand, while sales prices declined slightly during the three months ended June 26, 2021. Commodity product prices rose 37 percent whiles commodity product sales volumes decreased 40 percent due to a more favorable mix of cellulose specialties, logistics constraints and the extended planned maintenance outage at the Jesup, Georgia facility.

Six Months Ended		Changes Attributable to:
Net Sales (in millions)	June 27, 2020	Price	Volume/Mix/Other	June 26, 2021
Total Net Sales (a)	$505	$19	$(20)	$504
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.

Total net sales for the six months ended June 26, 2021 were down slightly when compared to the same prior year period at $504 million. Cellulose specialties volumes improved by 6 percent due to increased demand, while sales prices declined slightly by 1 percent during the year to date ended June 26, 2021. Commodity product sales prices increased 25 percent during the first six months of 2021, however sales volumes decreased by 32 percent due to a more favorable mix of cellulose specialties, logistics constraints and the extended planned maintenance outage at the Jesup, Georgia facility.
Changes in High Purity Cellulose operating income are as follows

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 27, 2020	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 26, 2021
Operating income	$7	$14	$(1)	$(10)	$1	$11
Operating margin %	2.7%	5.1%	—%	(3.9)%	0.4%	4.3%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $4 million during the three months ended June 26, 2021 to operating income of $11 million when compared to the same prior year quarter. Sales prices for the segment increased 17 percent during the current quarter driven by higher commodity prices. Compared to the prior year, sales volumes declined 17 percent during the current quarter driven by lower commodities volumes, shipping constraints and planned maintenance shutdowns, partially offset by higher cellulose specialties sales volumes. Additionally, costs increased during the second quarter of 2021 primarily due to the impact of inflation on key input costs and higher maintenance and logistic expenses.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 27, 2020	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 26, 2021
Operating income (loss)	$2	$19	$(2)	$(4)	$2	$17
Operating margin %	0.4%	3.6%	(0.2)%	(0.8)%	0.4%	3.4%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $15 million during the six months ended June 26, 2021 to operating income of $17 million when compared to the same prior year period. Sales prices for the segment increased 13 percent during the year to date period driven by higher commodity prices from increased demand. Compared to the prior year, sales volumes for the segment were impacted by shipping constraints and planned maintenance outages. Volumes declined 12 percent during the current six-month period driven by lower commodities volumes, partially offset by higher cellulose specialties sales volumes. Additionally, costs increased during the year to date period ended June 26, 2021 primarily due to due to the impact of inflation on key input costs and higher maintenance and logistic expenses.
Paperboard

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net Sales	$57	$43	$105	$94
Operating income	$2	$6	$8	$11
Average Sales Prices ($ per metric tons):
Paperboard	$1,150	$1,091	$1,132	$1,100
Sales Volumes (in thousands of metric tons):
Paperboard	49	40	92	85

Changes in Paperboard net sales are as follows:

Three Months Ended	June 27, 2020	Changes Attributable to:		June 26, 2021
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$43	$3	$11	$57
Sales for the three months ended June 26, 2021 increased $14 million compared to the three months ended June 26, 2020. During the second quarter ended June 26, 2021, sales volumes increased 23 percent while sales prices were up 5 percent when compared to the same prior year period.

Six Months Ended	June 27, 2020	Changes Attributable to:		June 26, 2021
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$94	$3	$8	$105
Sales for the six months ended June 26, 2021 increased $11 million as sales volumes and prices improved by 8 percent and 3 percent, respectively, when compared to the same prior year period. The increased volumes and prices were driven by improved market demand.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 27, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 26, 2021
Operating income (loss)	$6	$3	$5	$(12)	$—	$2
Operating margin %	13.6%	5.5%	5.4%	(21.1)%	—%	3.5%
(a) Computed based on contribution margin.
Operating income for the three months ended June 26, 2021 declined $4 million when compared to the same prior year period primarily due to higher raw material input costs and higher operational costs partially offset by improvements in sales prices and volumes.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 27, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 26, 2021
Operating income (loss)	$11	$3	$4	$(10)	$—	$8
Operating margin %	11.7%	2.7%	2.7%	(9.5)%	—%	7.6%
(a) Computed based on contribution margin.

Operating results declined by $3 million during the three months ended June 26, 2021 to operating income of $8 million. The decrease was primarily due to higher raw material input costs and higher operational costs partially offset by improvements in sales prices and volumes.
High-Yield Pulp

	Three Months Ended		Six Months Ended
(in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net Sales	$37	$32	$64	$62
Operating income (loss)	$1	$1	$1	$—
Average Sales Prices ($ per metric ton):
High-Yield Pulp (a)	$539	$493	$510	$478
Sales Volumes (in metric tons):
High-Yield Pulp (a)	55	53	99	105
(a) Average sales prices and volumes for external sales only. For the three month period ended June 26, 2021 and June 27, 2020, the High-Yield Pulp segment sold 17,000 metric tons and 17,000 metric tons of high-yield pulp for $7 million and $6 million, respectively, to the Paperboard segment. For the six months ended June 26, 2021 and June 27, 2020, the High-Yield Pulp segment sold 34,000 metric tons and 33,000 metric tons of high-yield pulp for $14 million and $12 million, respectively, to the Paperboard segment.

Changes in High-Yield Pulp net sales are as follows:

Three Months Ended	June 27, 2020	Changes Attributable to:		June 26, 2021
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$32	$4	$1	$37
High-yield pulp sales prices and volumes increased 9 percent and 4 percent, respectively, during the three months ended June 26, 2021 when compared to the same prior year period. The increases were primarily driven by market demand improvements.

Six Months Ended	June 27, 2020	Changes Attributable to:		June 26, 2021
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$62	$5	$(3)	$64
Total sales for the six months ended June 26, 2021 were up $2 million or 4 percent when compared to the comparable period in 2020. High-yield pulp sales prices were up 7 percent while high-yield pulp sales volumes decreased 6 percent during the period ended June 26, 2021.
Changes in High-Yield Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 27, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 26, 2021
Operating income (loss)	$1	$4	$—	$(4)	$—	$1
Operating margin %	3.1%	10.8%	(0.4)%	(10.8)%	—%	2.7%
(a) Sales Volume computed based on contribution margin.
Operating results for the second quarter ended June 26, 2021 remained flat when compared to the same prior year period. Higher high-yield pulp sales prices were partly offset by higher operational costs.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 27, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 26, 2021
Operating income (loss)	$—	$5	$(1)	$(3)	$—	$1
Operating margin %	—%	7.5%	(1.2)%	(4.7)%	—%	1.6%
(a) Sales Volume computed based on contribution margin.
Operating results for the six months ended June 26, 2021 improved by $1 million when compared to the same prior year period. Higher high-yield pulp sales prices were partly offset by lower volumes impacted by logistics constraints and higher operational costs.
Corporate

	Three Months Ended		Six Months Ended
Operating Income (Loss) (in millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating loss	$(13)	$(20)	$(25)	$(25)
The operating loss for the three-month period ended June 26, 2021 improved by $7 million to $13 million, when compared to the same prior year period primarily due to favorable foreign currency impacts and lower variable compensation costs. The operating loss for the six-month period ended June 26, 2021, remained unchanged at $25 million when compared to the same prior year period as unfavorable foreign exchange impacts were offset by lower variable compensation costs.

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
As of June 26, 2021, we are in compliance with all financial and other customary covenants. We believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities.
The non-guarantor subsidiaries had assets of $758 million, year-to-date revenue of $112 million, covenant EBITDA for the last twelve months is a $41 million loss and liabilities of $277 million as of June 26, 2021.
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
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. For the three and six months ended June 26, 2021 and June 27, 2020, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 26, 2021	December 31, 2020
Cash and cash equivalents (a)	$215	$94
Availability under the ABL Credit Facility (b)	124	102
Total debt (c)	1,081	1,084
Stockholders’ equity	787	695
Total capitalization (total debt plus equity)	$1,868	$1,779
Debt to capital ratio	58%	61%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b) Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At June 26, 2021, we had $165 million of gross availability and net available borrowings of $124 million after taking into account standby letters of credit of approximately $41 million. Subsequent to the sale of the lumber and newsprint assets, we expect net availability under the ABL Credit Facility will decrease by $30 million to $40 million. In addition to the availability under the ABL Credit Facility, we have $20 million available under an accounts receivable factoring line of credit in France.
(c)    See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Flows Provided by (Used for):	June 26, 2021	June 27, 2020
Operating activities-continuing operations	$46	$23
Operating activities-discontinued operations	$141	$(12)
Investing activities-continuing operations	$(51)	$(19)
Investing activities-discontinued operations	$(6)	$(3)
Financing activities	$(8)	$(4)

Cash flows provided by operating activities of continuing operations improved $23 million during the six months ended June 26, 2021 to $46 million when compared to the same prior year period due to favorable operating results driven from higher High Purity Cellulose prices in addition to $21 million of total income tax cash refunds received in the current period, partially offset by higher operational costs. Higher non-cash benefits primarily related to deferred tax expense were partly offset by favorable working capital and other balance sheet changes. The six months ended June 27, 2020 included a $24 million increase to the U.S. income tax receivable from the passage of the CARES Act in March of 2020.
Cash provided by operating activities of discontinued operations during the six months ended June 26, 2021 improved by $152 million when compared to the same prior year period primarily driven by the increase in lumber sales prices. In addition, newsprint operations improved with sales price increases and lower operational costs during the six months ended June 26, 2021.
Cash flows used for investing activities of continuing operations increased $32 million during the six months ended June 26, 2021 when compared to the same prior year period primarily from increased capital spending. The increase also includes a $4 million investment in Anomera, Inc.
Cash used for investing activities of discontinued operations increased $2 million to $6 million during the six months ended June 26, 2021 compared to the same prior year period ended. The increase is driven by higher capital expenditures.
Cash flows used for financing activities increased by $4 million during the six months ended June 26, 2021 to $8 million when compared to the same prior year period. The increase is primarily from lower borrowings partly offset by lower repayments, during the six months ended June 26, 2021. Cash used to repurchase common stock in lieu of income taxes from the vesting of incentive stock grants was $1 million higher during the current period. In addition, the six months ended June 27, 2020 had $3 million of higher debt issuance costs when compared to the current period. See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
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

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA from continuing operations by segment (in millions of dollars):

Three Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
June 26, 2021
Income (loss) from continuing operations	$11	$3	$1	$(7)	$8
Depreciation and amortization	27	4	1	1	33
Interest expense, net	—	—	—	16	16
Income tax expense (benefit)	—	—	—	(25)	(25)
EBITDA from continuing operations	$38	$6	$2	$(15)	$32
Pension settlement (gain) loss	—	—	—	1	1
Adjusted EBITDA from continuing operations	$38	$6	$2	$(14)	$33

June 27, 2020
Income (loss) from continuing operations	$5	$6	$1	$(16)	$(4)
Depreciation and amortization	26	4	1	1	32
Interest expense, net	—	—	—	14	14
Income tax expense (benefit)	—	—	—	(17)	(17)
EBITDA from continuing operations	$31	$10	$2	$(18)	$25
Six Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
June 26, 2021
Income (loss) from continuing operations	$18	$9	$1	$(36)	$(8)
Depreciation and amortization	55	8	1	2	66
Interest expense, net	—	—	—	32	32
Income tax expense (benefit)	—	—	—	(25)	(25)
EBITDA form continuing operations	$73	$17	$2	$(27)	$65
Pension settlement (gain) loss	—	—	—	1	1
Adjusted EBITDA from continuing operations	$73	$17	$2	$(26)	$66

June 27, 2020
Income (loss) from continuing operations	$—	$11	$—	$(32)	$(21)
Depreciation and amortization	57	8	1	1	67
Interest expense, net	—	—	—	27	27
Income tax expense (benefit)	—	—	—	(19)	(19)
EBITDA from continuing operations	$57	$19	$1	$(23)	$54

EBITDA from continuing operations for the three and six months ended June 26, 2021 improved by $8 million and $12 million, respectively, when compared to the quarter ended June 27, 2020, primarily from favorable operating results driven by higher High Purity Cellulose prices, partially offset by higher operational costs. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations of continuing operations to adjusted free cash flows of continuing operations for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 26, 2021	June 27, 2020
Cash provided by (used for) operating activities - continuing operations	$46	$23
Capital expenditures (a)	(43)	(15)
Adjusted Free Cash Flows	$3	$8
(a)    Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first six months of 2021 were approximately $4 million. Strategic capital expenditures for the same period of 2020 were approximately $4 million.
Adjusted free cash flows of continuing operations declined primarily due to higher capital expenditures. For the full discussion of operating cash flows, see Management’s Discussion and Analysis of Cash Flows.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of June 26, 2021.

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

The prices, sales volumes and margins of the commodity products of our High Purity Cellulose segment and all the products of the High-Yield Pulp segment have historically been cyclically affected by economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates. In general, these products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. While these prices are not directly correlated to commodity dissolving wood pulp and paper pulp prices, changes in commodity dissolving wood pulp and paper pulp prices may impact competitors' actions which can lead to an impact in prices for cellulose specialties products. In addition, approximately half of our cellulose specialties contracted volumes are under multi-year contracts that expire between 2021 and 2023.

As of June 26, 2021, we had $4 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 26, 2021 was $1,093 million compared to the $1,075 million carrying value of principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 26, 2021.
During the quarter ended June 26, 2021, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the risk factors previously disclosed in our 2020 Annual Report on Form 10-K, the following risk factors are hereby added:

Merger and Acquisition Risks
•Failure to consummate the closing of the sale of the lumber and newsprint facilities and related assets to GreenFirst as contemplated under the binding asset purchase agreement could negatively impact the Company’s future earnings volatility and ability to reduce its leverage and invest in its core business.

•Fifteen percent (15%) of the purchase price for the GreenFirst transaction is payable in the common shares of the capital of GreenFirst (to be held by the Company for a minimum of six (6) months following transaction closing), and the Company’s ability to ultimately realize the benefit of this consideration is subject to market conditions and GreenFirst’s future performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 26, 2021:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
March 28 to April 1	—	$—	—	$60,294,000
April 2 to May 29	—	$—	—	$60,294,000
May 30 to June 26	—	$—	—	$60,294,000
Total	—		—
(a)    As of June 26, 2021, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
(b)     Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.1	Rayonier Advanced Materials Inc. 2021 Incentive Stock Plan*	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2021
10.2	Description of Rayonier Advanced Materials Inc. 2021 Performance Share Award Program*#	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 26, 2021 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 26, 2021 and June 27, 2020; (ii) the Condensed Consolidated Balance Sheets as of June 26, 2021 and December 31, 2020; (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 26, 2021 and June 27, 2020; and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
*Management contract or compensatory plan.

#Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: August 5, 2021