Form 10-Q
period 2021-09-25
RAYONIER ADVANCED MATERIALS INC.
filed 2021-11-04
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
The registrant had 63,737,353 shares of common stock, $.01 par value per share, outstanding as of November 1, 2021.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net Sales	$374,014	$323,483	$1,033,712	$972,128
Cost of Sales	(354,678)	(301,913)	(971,672)	(919,741)
Gross Margin	19,336	21,570	62,040	52,387

Selling, general and administrative expenses	(17,473)	(18,322)	(51,548)	(57,389)
Foreign exchange gains (losses)	3,315	(1,079)	582	79
Other operating expense, net	(2,352)	(3,279)	(7,345)	(8,514)
Operating Income (Loss)	2,826	(1,110)	3,729	(13,437)
Interest expense	(17,185)	(13,739)	(49,003)	(40,554)
Interest income and other, net	2,113	(2,700)	379	(3,263)
Other components of pension and OPEB, excluding service costs	803	1,900	1,545	1,293
Unrealized loss on GreenFirst equity securities	(7,955)	—	(7,955)	—
Gain on debt extinguishment	2,326	—	2,326	—
Loss from Continuing Operations Before Income Taxes	(17,072)	(15,649)	(48,979)	(55,961)
Income tax benefit (Note 16)	4,101	28,270	28,665	47,090
Equity in loss of equity method investment	(423)	—	(994)	—
Income (Loss) from Continuing Operations	(13,394)	12,621	(21,308)	(8,871)
Income from discontinued operations, net of taxes (Note 2)	8,636	16,239	111,751	741
Net Income (Loss)	$(4,758)	$28,860	$90,443	$(8,130)

Basic Earnings (Loss) Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.21)	$0.20	$(0.33)	$(0.14)
Income from discontinued operations	0.14	0.26	1.76	0.01
Net income (loss) per common share-basic	$(0.07)	$0.46	$1.43	$(0.13)
Diluted Earnings (Loss) Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.21)	$0.20	$(0.33)	$(0.14)
Income from discontinued operations	0.14	0.25	1.76	0.01
Net income (loss) per common share-diluted	$(0.07)	$0.45	$1.43	$(0.13)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net Income (Loss)	$(4,758)	$28,860	$90,443	$(8,130)
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	(4,336)	10,572	(10,558)	9,989
Unrealized gain (loss) on derivative instruments	86	7,589	(2,767)	(2,942)
Net gain from pension and postretirement plans	6,177	2,733	12,842	12,047
Total other comprehensive income (loss)	1,927	20,894	(483)	19,094
Comprehensive Income (Loss)	$(2,831)	$49,754	$89,960	$10,964

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 25, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$279,156	$93,653
Accounts receivable, net (Note 3)	203,932	179,208
Inventory (Note 4)	206,209	170,647
Income tax receivable	28,921	58,657
Investment in GreenFirst equity securities (Note 2)	34,204	—
Prepaid and other current assets	54,155	58,845
Assets of discontinued operations-held for sale (Note 2)	—	72,562
Total current assets	806,577	633,572

Property, Plant and Equipment (net of accumulated depreciation of $1,637,866 at September 25, 2021 and $1,578,140 at December 31, 2020)	1,133,277	1,177,791
Deferred Tax Assets	340,736	382,959
Intangible Assets, net	33,184	38,441
Other Assets	160,763	156,399
Assets of discontinued operations-held for sale (Note 2)	—	140,703
Total Assets	$2,474,537	$2,529,865

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$143,889	$156,721
Accrued and other current liabilities (Note 6)	138,118	109,715
Debt due within one year (Note 7)	22,482	17,100
Current environmental liabilities (Note 8)	8,685	8,684
Liabilities of discontinued operations-held for sale (Note 2)	—	780
Total current liabilities	313,174	293,000

Long-Term Debt (Note 7)	924,040	1,066,837
Long-Term Environmental Liabilities (Note 8)	161,547	162,995
Pension and Other Postretirement Benefits	239,733	251,391
Deferred Tax Liabilities	21,803	24,462
Other Long-Term Liabilities	28,996	24,279
Liabilities of Discontinued Operations-Held for Sale (Note 2)	—	11,814
Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,737,356 and 63,359,839 issued and outstanding, as of September 25, 2021 and December 31, 2020, respectively	637	633
Additional paid-in capital	405,354	405,161
Retained earnings	513,371	422,928
Accumulated other comprehensive income (loss) (Note 11)	(134,118)	(133,635)
Total Stockholders’ Equity	785,244	695,087
Total Liabilities and Stockholders’ Equity	$2,474,537	$2,529,865

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Operating Activities
Net income (loss)	$90,443	$(8,130)
Loss (income) from discontinued operations	(111,751)	(741)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	101,284	101,285
Stock-based incentive compensation expense	1,620	6,714
Deferred income tax expense (benefit)	(29,569)	9,316
Gain on debt extinguishment	(2,326)	—
Unrealized loss on GreenFirst equity securities	7,955	—
Net periodic benefit cost of pension and other postretirement plans	7,338	6,495
Unrealized loss (gain) on derivative instruments	(3,787)	3,049
Unrealized loss (gain) from foreign currency	(1,304)	(1,482)
Other	6,615	5,102
Changes in operating assets and liabilities:
Receivables	(36,264)	16,113
Inventories	(33,560)	(5,958)
Accounts payable	(2,903)	(2,203)
Accrued liabilities	25,858	16,560
All other operating activities	30,263	(82,075)
Contributions to pension and other postretirement plans	(5,243)	(7,433)
Cash Provided by Operating Activities-continuing operations	44,669	56,612
Cash Provided by Operating Activities-discontinued operations	162,230	6,463
Cash Provided by Operating Activities	206,899	63,075

Investing Activities
Capital expenditures, net	(61,029)	(35,416)
Investment in equity method investment	(4,142)	—
Cash Used for Investing Activities-continuing operations	(65,171)	(35,416)
Cash Provided by (Used for) Investing Activities-discontinued operations	182,690	(7,403)
Cash Provided by (Used for) Investing Activities	117,519	(42,819)

Financing Activities
Revolving credit facility and other borrowings	—	22,887
Repayments of revolving credit and other facilities	—	(17,000)
Repayment of long-term debt	(131,171)	(4,209)
Short-term financing, net	(4,492)	—
Common stock repurchased	(1,422)	(456)
Debt issue costs	(636)	(3,378)
Cash Used for Financing Activities	(137,721)	(2,156)

Cash and Cash Equivalents
Change in cash and cash equivalents	186,697	18,100
Net effect of foreign exchange on cash and cash equivalents	(1,194)	764
Balance, beginning of year	93,653	64,025
Balance, end of period	$279,156	$82,889

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
On August 28, 2021, the Company completed the previously announced sale of its lumber and newsprint facilities and certain related assets (the “Purchased Assets”) located in Ontario and Québec Canada to GreenFirst Forest Products, Inc. (“GreenFirst”). As a result of the sale, the lumber and newsprint assets and operations have been presented as discontinued operations and the Company has reclassified certain prior year amounts to conform to this presentation. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2 —Discontinued Operations for additional information.
Coronavirus Pandemic
During 2020, the Company’s businesses were significantly impacted by the coronavirus ("COVID-19") pandemic. While market demand and pricing for certain of the Company’s products began to recover towards the end of 2020 and have continued to improve throughout 2021, the Company's operations remain vulnerable to a reversal of these trends or other continuing negative effects caused by COVID-19.
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
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through the date of issuance of these Consolidated Financial Statements. The following subsequent events warranting disclosure were identified:
On October 7, 2021, pursuant to a notice previously provided to the trustee under the indenture governing its 7.625% Senior Secured Notes due 2026 (the “Secured Notes”), the Company redeemed $25 million of the Secured Notes at a redemption price of 103 percent.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
2.    Discontinued Operations
On August 28, 2021, the Company completed the previously announced sale of its lumber and newsprint facilities and certain related assets (the “Purchased Assets”) located in Ontario and Québec Canada, to GreenFirst for $232 million. At closing, the Company received $193 million in cash, approximately 28.7 million shares of GreenFirst’s common stock with a deemed fair value of $42 million and a credit note issued to the Company by GreenFirst in the amount of CDN $8 million (approximately $5 million after present value discount). The credit note may be offset against amounts owed by the Company to GreenFirst in the future for wood chip purchases, equally over the next 5 years. The GreenFirst shares will be held for a minimum of six months and accounted for at fair value, with changes in fair value recorded in the consolidated statement of income. See Note 10 — Fair Value Measurements for additional information.
The cash received at closing was preliminary and subject to final purchase price adjustments to be completed within 90 days following the close of the transaction. Driven primarily by lower inventory balances, the Company currently estimates the cash portion of the purchase price will be reduced by $8 million, from $193 million to $185 million. However, concurrently with purchase price adjustments, the Company and GreenFirst will settle other adjustments resulting from events related to the sale, expected to result in a net cash outflow by the Company of approximately $2 million to $3 million.
As of August 28, 2021, the carrying value of the Purchased Assets was $215 million. The Purchased Assets included six lumber facilities, a newsprint facility, inventory and certain real property, machinery, permits, leases, licenses, pension assets and liabilities and other related assets associated with the successful operations of these businesses. Other assets and liabilities, including accounts receivable, accounts payable, certain retained inventory and rights and obligations to softwood lumber duties, generated or incurred through the closing date, are excluded. Since 2017, the Company has paid a total of $112 million in duties. In connection with the sale, the Company recorded a preliminary gain on sale of $6 million, net of tax, inclusive of currently estimated purchase price adjustments. The preliminary net gain is included in the results of discontinued operations.
In connection with the transaction, the Company entered into a 20-year wood chip and residual fiber supply agreement with GreenFirst, securing supply for the Company’s operations at the Temiscaming plant. Additionally, the parties entered into a Transition Services Agreement ("TSA") whereby the Company will provide certain transitional services to GreenFirst, for a period of time following the closing of the transaction, not to exceed twelve months from such date. The TSA includes support related to information technology, accounting, treasury, human resources and payroll, tax, supply chain and procurement functions. Costs incurred by the Company associated with the TSA will be reimbursed by GreenFirst.

Income (loss) from discontinued operations is comprised of the following:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales (a)	$83,994	$100,440	$442,833	$258,356
Cost of sales	(68,224)	(72,040)	(237,912)	(230,098)
Gross margin	15,770	28,400	204,921	28,258
Selling, general and administrative expenses and other	(7,571)	(9,901)	(26,465)	(24,860)
Operating income (loss)	8,199	18,499	178,456	3,398
Interest expense (b)	(1,973)	(2,162)	(7,290)	(6,333)
Other non-operating income	254	711	967	1,969
Income (loss) from discontinued operations before income taxes	6,480	17,048	172,133	(966)
Income tax benefit (expense)	(4,239)	(793)	(66,777)	952
Income (loss) from discontinued operations, net of taxes	$2,241	$16,255	$105,356	$(14)

Gain from sale of discontinued operations, pre-tax	9,217	—	9,217	956
Income tax expense on gain	(2,822)	(17)	(2,822)	(200)
Gain from sale of discontinued operations, net of tax (c)	6,395	(17)	6,395	756

Income from Discontinued Operations	$8,636	$16,238	$111,751	$742

(a)    Net of intercompany sales of $8 million and $10 million for three months ended September 25, 2021 and September 26, 2020, respectively, and $31 million and $33 million for the nine months ended September 25, 2021 and September 26, 2020, respectively.

(b)    The Company has allocated interest expense to discontinued operations based on the total portion of debt not attributable to other operations repaid as a result of the transaction.

(c)    Also included in income from discontinued operations for the three and nine months ended September 26, 2020 is income/ (expense) of $(17) thousand and $756 thousand, respectively, from working capital adjustments that arose following the closing of the November 2019 sale of the Company’s Matane, Quebec pulp mill.

Other discontinued operations information is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Depreciation and amortization	$—	$3,477	$3,172	$9,259
Capital expenditures	$2,119	$3,976	$7,933	$7,403

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	September 25, 2021	December 31, 2020
Inventory	$—	$62,837
Prepaid and other current assets	—	9,725
Total current assets	—	72,562
Property, plant and equipment, net	—	97,151
Other assets	—	43,552
Total assets	$—	$213,265

Accrued and other current liabilities	$—	$780
Total current liabilities	—	780
Pension and Other Postretirement Benefits	—	9,316
Other long-term liabilities	—	2,498
Total liabilities	$—	$12,594

As of September 25, 2021, collective bargaining agreements currently covering less than 40 unionized employees in Canada working in the lumber and newsprint operations had expired. The unionized employees have continued to work under the terms of the expired contracts while negotiations continue with GreenFirst. The Company is no longer a party to these negotiations.

3.    Accounts Receivable, Net
The Company’s accounts receivable included the following:

	September 25, 2021	December 31, 2020
Accounts receivable, trade	$163,022	$140,036
Accounts receivable, other (a)	41,646	39,659
Allowance for expected credit losses	(736)	(487)
Total accounts receivable, net	$203,932	$179,208
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

4.    Inventory
The Company’s inventory included the following:

	September 25, 2021	December 31, 2020
Finished goods	$152,411	$119,549
Work-in-progress	4,885	2,242
Raw materials	43,672	43,697
Manufacturing and maintenance supplies	5,241	5,159
Total inventory	$206,209	$170,647

5.     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 25, 2021, the Company’s leases have remaining lease terms of 1 year to 7.4 years with standard renewal and

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the Right of Use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of September 25, 2021 and December 31, 2020 was 7.9 percent and 6.1 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of September 25, 2021 and December 31, 2020 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating Leases
Operating lease expense	$1,416	$1,419	$4,254	$4,411
Finance Leases
Amortization of ROU assets	89	83	262	244
Interest	40	46	125	142
Total	$1,545	$1,548	$4,641	$4,797
As of September 25, 2021, the weighted average remaining lease term is 4.3 years and 5.2 years for operating leases and financing leases, respectively. As of December 31, 2020, the weighted average remaining lease term is 3.5 years and 5.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $5 million and $4 million from operating lease payments made during the nine months ended September 25, 2021 and September 26, 2020, respectively. Finance lease cash flows were immaterial during the nine months ended September 25, 2021 and September 26, 2020.
As of September 25, 2021 and December 31, 2020, assets acquired under finance leases of $2 million and $2 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases are included as debt and the maturities for the remainder of 2021 and the next four years and thereafter are included in Note 7 — Debt and Finance Leases. The Company’s consolidated balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	September 25, 2021	December 31, 2020
Right-of-use assets	Other assets	$12,865	$15,847
Lease liabilities, current	Accrued and other current liabilities	$5,256	$4,886
Lease liabilities, non-current	Other long-term liabilities	$8,430	$11,974
As of September 25, 2021, operating lease maturities for the remainder of 2021 through 2025 and thereafter are as follows:

September 25, 2021
Remainder of 2021	$1,484
2022	5,875
2023	4,998
2024	1,481
2025	648
Thereafter	462
Total minimum lease payments	$14,948
Less: imputed interest	(1,262)
Present value of future minimum lease payments	$13,686

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

6.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	September 25, 2021	December 31, 2020
Accrued customer incentives and prepayments	$27,660	$29,387
Accrued payroll and benefits	22,354	21,500
Accrued interest	14,934	3,230
Accrued income taxes	5,697	5,052
Accrued stumpage	2,608	10,045
Accrued property and other taxes	9,951	3,995
Deferred revenue (a)	20,463	721
Other current liabilities	34,451	35,785
Total accrued and other current liabilities	$138,118	$109,715
(a) In January 2021, the Company's Canadian subsidiaries applied for the Canada Emergency Wage Subsidy (“CEWS”) in the amount of CAD $25 million for periods between March 2020 and August 2020. As of September 25, 2021, the Company had received the full amount. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time that there is sufficient evidence that it will not be required to repay such amounts.

7.    Debt and Finance Leases
The Company’s debt and finance leases included the following:

	September 25, 2021	December 31, 2020
ABL Credit Facility due 2025, $76 million available, bearing interest 0.25% LIBOR floor plus 2.50%, interest rate of 2.75% at September 25, 2021	$—	$—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	500,000	500,000
Senior Notes due 2024 at a fixed interest rate of 5.5%	369,185	495,647
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from July 2022 through April 2028, secured by certain assets of the Temiscaming mill	68,332	73,791
Other loans (a)	15,574	18,193
Short-term factoring facility-France	597	5,089
Finance lease obligation	2,228	2,489
Total debt principal payments due	955,916	1,095,209
Less: Debt premium, original issue discount and issuance costs, net	(9,394)	(11,272)
Total debt	946,522	1,083,937
Less: Debt due within one year	(22,482)	(17,100)
Long-term debt	$924,040	$1,066,837
(a) Primarily loans for energy projects in France.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
During the third quarter, the Company repurchased approximately $127 million of its 5.50% Senior Notes due 2024 (the “Unsecured Notes”) through open-market transactions and retired such Unsecured Notes for approximately $124 million in cash. In connection with the repurchases, the Company wrote off $1 million of deferred financing costs associated with the Unsecured Notes. The net gain of $2 million is recorded in Gain on debt extinguishment in the Consolidated Statement of Income.

As of September 25, 2021, debt and finance lease payments due during the remainder of 2021, the next four years and thereafter are as follows:

	Finance Lease Payments	Debt Principal Payments
Remainder of 2021	$129	$4,703
2022	515	30,115
2023	515	10,232
2024	515	379,338
2025	515	10,195
Thereafter	472	519,105
Total principal payments	$2,661	$953,688
Less: Imputed interest	433
Present value minimum finance lease payments	$2,228

8.    Environmental Liabilities
An analysis of liabilities for the nine months ended September 25, 2021 is as follows:

Balance, December 31, 2020	$171,679
Increase in liabilities	2,972
Payments	(4,456)
Foreign currency adjustments	37
Balance, September 25, 2021	170,232
Less: Current portion	(8,685)
Long-term environmental liabilities	$161,547
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 25, 2021, the Company estimates this exposure could range up to approximately $78 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
In December 2020, the Company terminated all outstanding derivative instruments, which had been previously designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these instruments were deferred as a component of accumulated other comprehensive income (loss), totaling a net after tax gain of $2 million as of December 31, 2020, to be recognized in earnings as the underlying hedged transactions occur and affect earnings. During the three and nine months ended September 25, 2021, the Company recognized after-tax gains of $86 thousand and $2.8 million, respectively, associated with the deferred component in accumulated other comprehensive income (loss) related to these settlements. A $0.9 million net after-tax loss remains deferred within accumulated other comprehensive income (loss) as of September 25, 2021, which will be recognized in earnings as the underlying hedged transactions occur and affect earnings.
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

The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended September 25, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$(99)	Interest income and other, net

	Three Months Ended September 26, 2020
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$273	$(595)	Interest expense
Foreign exchange forward contracts	$2,176	$223	Other operating income (expense), net
Foreign exchange forward contracts	$3,197	$(3,197)	Cost of sales
Foreign exchange forward contracts	$1,992	$1,316	Interest income and other, net

	Nine Months Ended September 25, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$4,088	Cost of sales
Foreign exchange forward contracts	$—	$(301)	Interest income and other, net

	Nine Months Ended September 26, 2020
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Interest rate swaps	$(1,709)	$(1,431)	Interest expense
Foreign exchange forward contracts	$(18,442)	$(771)	Other operating income (expense), net
Foreign exchange forward contracts	$6,666	$(6,666)	Cost of sales
Foreign exchange forward contracts	$(2,718)	$(3,281)	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the consolidated statement of income were as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Foreign exchange forward contracts	Other operating income (expense), net	$—	$—	$—	$(703)

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	September 25, 2021	December 31, 2020
Foreign exchange cash flow hedges	$(934)	$1,834
The portion of future reclassifications from AOCI into earnings will fluctuate as the underlying hedged transactions occur and affect earnings.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
10.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	September 25, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$279,156	$279,156	$—	$93,653	$93,653	$—
Investment in GreenFirst equity securities	$34,204	$—	$34,204	$—	$—	$—

Liabilities (a):
Fixed-rate long-term debt	943,697	—	989,112	1,076,359	—	1,050,287
(a) Liabilities exclude finance lease obligation.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Investment in GreenFirst shares — The fair value of the shares of common stock received in connection with the sale of the lumber and newsprint assets to GreenFirst reflects a discount for lack of marketability (“DLOM”) given the restriction on sale by the Company for a minimum of six months following the close of the transaction. The primary inputs in the fair value estimate are expected term, dividend yield, volatility and risk-free rate. All inputs to the DLOM are obvservable. GreenFirst is based in Canada and currently does not pay a dividend. The following are the key inputs at each measurement date:

	At closing of transaction	At period end
Expected Term	0.5 years	0.425 years
Risk-free rate	0.20%	0.15%
Dividend yield	—	—
Volatility	92.04%	88.79%

DLOM	14.38%	12.90%

Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Nine Months Ended
	September 25, 2021	September 26, 2020
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(146,614)	$(126,638)
Other comprehensive gain (loss) before reclassifications	(236)	4,781
Income tax on other comprehensive loss	61	(1,238)
Reclassifications to earnings: (a)
Pension settlement loss	226	—
Amortization of losses	12,258	10,143
Amortization of prior service costs	413	422
Income tax on reclassifications	(2,853)	(2,061)
Plans included in sale of assets to GreenFirst	4,012	—
Income Tax on plans included in sale of assets to GreenFirst	(1,039)	—
Net comprehensive gain on employee benefit plans, net of tax	12,842	12,047
Balance, end of period	(133,772)	(114,591)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	1,834	1,290
Other comprehensive gain (loss) before reclassifications	—	(16,203)
Income tax on other comprehensive income	—	3,778
Reclassifications to earnings: (b)
Interest rate contracts	—	1,431
Foreign exchange contracts	(3,787)	10,718
Income tax on reclassifications	1,020	(2,666)
Net comprehensive loss on derivative instruments, net of tax	(2,767)	(2,942)
Balance, end of period	(933)	(1,652)

Foreign currency translation adjustments:
Balance, beginning of year	11,145	(13,879)
Foreign currency translation adjustment, net of tax of $0 and $0	(10,558)	9,989
Balance, end of period	587	(3,890)

Accumulated other comprehensive income (loss), end of period	$(134,118)	$(120,133)
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
12.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
For the nine months ended September 25, 2021
Balance, January 1, 2021	63,359,839	$633	$405,161	$422,928	$(133,635)	$695,087
Net income (loss)	—	—	—	90,443	—	90,443
Other comprehensive income (loss), net of tax	—	—	—	—	(483)	(483)
Issuance of common stock under incentive stock plans	509,713	5	(5)	—	—	—
Stock-based compensation	—	—	1,619	—	—	1,619
Repurchase of common shares (a)	(132,196)	(1)	(1,421)	—	—	(1,422)
Balance September 25, 2021	63,737,356	$637	$405,354	$513,371	$(134,118)	$785,244

For the three months ended September 25, 2021
Balance, June 26, 2021	63,737,356	$637	$404,120	$518,129	$(136,045)	$786,841
Net income (loss)	—	—	—	(4,758)	—	(4,758)
Other comprehensive income (loss), net of tax	—	—	—	—	1,927	1,927
Issuance of common stock under incentive stock plans	—	—	—	—	—	—
Stock-based compensation	—	—	1,234	—	—	1,234
Repurchase of common shares (a)	—	—	—	—	—	—
Balance, September 25, 2021	63,737,356	$637	$405,354	$513,371	$(134,118)	$785,244

For the nine months ended September 26, 2020
Balance, January 1, 2020	63,136,129	$632	$399,020	$422,373	$(139,227)	$682,798
Net income (loss)	—	—	—	(8,130)	—	(8,130)
Other comprehensive income (loss), net of tax	—	—	—	—	19,094	19,094
Issuance of common stock under incentive stock plans	390,448	4	(4)	—	—	—
Stock-based compensation	—	—	6,839	—	—	6,839
Repurchase of common shares (a)	(191,659)	(3)	(454)	—	—	(457)
Balance, September 26, 2020	63,334,918	$633	$405,401	$414,243	$(120,133)	$700,144

For the three months ended September 26, 2020
Balance, June 27, 2020	63,347,326	$633	$403,737	$385,383	$(141,027)	$648,726
Net income (loss)	—	—	—	28,860	—	28,860
Other comprehensive income (loss), net of tax	—	—	—	—	20,894	20,894
Issuance of common stock under incentive stock plans	(6,305)	—	—	—	—	—
Stock-based compensation	—	—	1,682	—	—	1,682
Repurchase of common shares (a)	(6,103)	—	(18)	—	—	(18)
Balance, September 26, 2020	63,334,918	$633	$405,401	$414,243	$(120,133)	$700,144
(a) Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three and nine months ended September 25, 2021 and September 26, 2020, the Company did not repurchase any common shares under this buyback program. As of September 25, 2021, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.

13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income (loss) from continuing operations	$(13,394)	$12,621	$(21,308)	$(8,871)
Income from discontinued operations	8,636	16,239	111,751	741
Net income (loss) available for common stockholders	$(4,758)	$28,860	$90,443	$(8,130)

Shares used for determining basic earnings per share of common stock	63,737,355	63,310,689	63,610,710	63,178,342
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	—	605,553	—	—
Shares used for determining diluted earnings per share of common stock	63,737,355	63,916,242	63,610,710	63,178,342

Basic per share amounts
Income (loss) from continuing operations	$(0.21)	$0.20	$(0.33)	$(0.14)
Income from discontinued operations	0.14	0.26	1.76	0.01
Net income (loss)	$(0.07)	$0.46	$1.43	$(0.13)
Diluted per share amounts
Income (loss) from continuing operations	$(0.21)	$0.20	$(0.33)	$(0.14)
Income from discontinued operations	0.14	0.25	1.76	0.01
Net income (loss)	$(0.07)	$0.45	$1.43	$(0.13)
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stock options	115,973	152,281	115,973	152,281
Performance and restricted stock	2,390,153	564,425	2,390,153	2,676,002
Total anti-dilutive instruments	2,506,126	716,706	2,506,126	2,828,283

14.    Incentive Stock Plans
The Company’s total stock-based compensation expense for the three months ended September 25, 2021 and September 26, 2020 was $1 million and $2 million, respectively. Stock-based compensation expense for the nine months ended September 25, 2021 and September 26, 2020 was $2 million and $7 million, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first nine months of 2021. The 2021 restricted stock unit awards cliff vest after three years. The 2021 performance-based stock unit awards measure total shareholder return (“TSR”) on an absolute basis and relative to peers. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the absolute TSR would result in a 0 payout for the TSR metric. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. As required by Accounting Standards Codification 718, Compensation-Stock Compensation, the portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2021, the performance-based share units granted in 2018 were settled at an average of 60 percent of the performance-based stock units awarded, resulting in the issuance of 182,811 shares of common stock.
The following table summarizes the activity on the Company’s incentive stock awards for the nine months ended September 25, 2021:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	152,281	$38.26	828,955	$10.27	1,821,402	$8.77
Granted	—	—	561,025	9.71	267,086	17.61
Forfeited	—	—	(132,713)	10.81	(326,256)	22.76
Exercised or settled	—	—	(326,830)	13.50	(302,516)	8.81
Expired or cancelled	(36,308)	34.52	—	—	—	—
Outstanding at September 25, 2021	115,973	$39.43	930,437	$8.72	1,459,716	$7.48

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
During 2019, the Company settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement received final government approval, resulting in the recognition of a $1 million loss during the nine months ended September 25, 2021. The settlement was recognized in “Other components of net periodic benefit costs” in our Consolidated Statement of Income and Comprehensive Income for the nine months ended September 25, 2021.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The components of net periodic benefit costs from these plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$2,619	$2,293	$358	$340
Interest cost	4,287	5,875	179	(2,012)
Expected return on plan assets	(9,586)	(9,284)	—	—
Amortization of prior service cost	176	179	(38)	(38)
Amortization of losses	4,084	3,428	5	(47)
Pension settlement loss (gain)	90	—	—	—
Total net periodic benefit cost	$1,670	$2,491	$504	$(1,757)

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$7,800	$6,774	$1,083	$1,013
Interest cost	13,138	17,621	530	(1,583)
Expected return on plan assets	(28,865)	(27,896)	—	—
Amortization of prior service cost	527	537	(115)	(115)
Amortization of losses	12,247	10,282	11	(138)
Pension settlement loss (gain)	980	—	—	—
Total net periodic benefit cost	$5,828	$7,318	$1,510	$(823)
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

16.    Income Taxes
The Company’s effective tax benefit rate from continuing operations for the three and nine months ended September 25, 2021 was 24 percent and 59 percent, respectively, compared with a benefit rate of 181 percent and 84 percent for the three and nine months ended September 26, 2020, respectively.
The year to date September 25, 2021 effective rate differs from the federal statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher Canadian blended statutory tax rate. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces as a result of the sale of FPG and Newsprint. Other factors impacting the effective benefit rate are return to accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation.

The effective tax rate benefit for the period ended September 26, 2020 differs from the federal statutory rate primarily due to the release of certain valuation allowances related to nondeductible interest expense, benefits from the CARES Act, return to accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S., taxable income generated from the 2020 credit agreement amendment, increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation.

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
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
High Purity Cellulose
Cellulose Specialties	$186,029	$168,549	$521,442	$489,859
Commodity Products	74,577	64,916	195,894	206,867
Other sales (a)	26,902	19,243	74,532	60,614
Total High Purity Cellulose	287,508	252,708	791,868	757,341
Paperboard
Paperboard	52,188	46,862	156,799	140,492
High-Yield Pulp
High-Yield Pulp	41,877	29,622	106,207	91,444

Eliminations	(7,559)	(5,709)	(21,163)	(17,148)
Total net sales	$374,014	$323,483	$1,033,712	$972,128
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
High Purity Cellulose	$1,852	$7,752	$18,903	$9,615
Paperboard	1,978	3,380	10,174	14,315
High-Yield Pulp	7,612	973	8,150	497
Corporate	(8,616)	(13,215)	(33,498)	(37,864)
Total operating income (loss)	$2,826	$(1,110)	$3,729	$(13,437)
Identifiable assets by segment were as follows:

	September 25, 2021	December 31, 2020
High Purity Cellulose	$1,534,149	$1,528,929
Paperboard	116,721	129,871
High-Yield Pulp	43,708	33,259
Corporate and other (a)	779,959	624,541
Assets Held for Sale	—	213,265
Total identifiable assets	$2,474,537	$2,529,865

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
(a) Includes the remaining assets of the lumber and newsprint operations excluded from the sale to GreenFirst.

18.    Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 22 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, that are outside the normal course of business for the nine months ended September 25, 2021. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and electricity contracts entered into within the normal course of business.
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

Duties on Canadian softwood lumber sold to the U.S. The Company operated six softwood lumber mills in Ontario and Quebec, Canada and exported softwood lumber into the United States from Canada. In 2017, anti-dumping and countervailing duties were assessed by the United States Department of Commerce (“USDOC”) on lumber exported into the United States, with the Company being assigned an anti-dumping duty rate of 6 percent and a countervailing duty rate of 14 percent. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, USDOC determined revised rates for anti-dumping and countervailing duties. As such, from December 2020 through the closing of the sale of the lumber assets on August 28, 2021, the Company was subject to an anti-dumping duty rate of approximately 1.6

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
percent and a countervailing duty rate of approximately 7.4 percent. Canada’s legal challenge to the USDOC’s assessment of duties continues in spite of the recent revision in rates.

The Company paid approximately $112 million in lumber duties through August 28, 2021, recorded as expense in the periods incurred. The Company currently has a $20 million long-term receivable associated with the December 2020 determination of the revised rates for the 2017 and 2018 periods. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC further administrative review processes covering periods after December 31, 2018. As part of the sale of its lumber assets, the Company retains all rights and obligations to softwood lumber duties, generated or incurred through the closing date of the transaction.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 25, 2021, the Company had net exposure of $40 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $86 million as of September 25, 2021, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $32 million at September 25, 2021.
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
As of September 25, 2021, all of the Company’s collective bargaining agreements covering its unionized employees are current.

19.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information were comprised of the following for the nine months ended:

	September 25, 2021	September 26, 2020

Interest paid	$34,852	$29,350
Income taxes paid (received)	$(27,268)	$1,086
Capital assets purchased on account	$9,609	$11,442

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As a result of the sale of the lumber and newsprint assets completed on August 28, 2021, these operations are presented as discontinued operations and certain prior year amounts are reclassified to conform to this presentation. Unless otherwise stated, information in this MD&A relates to continuing operations. We present businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2 —Discontinued Operations for additional information on the sale.
As a result of reclassifying the lumber and newsprint operations to discontinued operations as discussed above, we operate in the following business segments: High Purity Cellulose, Paperboard, High-Yield Pulp and Corporate.
Note About Forward-Looking Statements
Certain statements in this Report regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ (“the Company” ) future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The following risk factors and those contained in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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
Business and Operating Risks
•After giving effect to the sale of the lumber and newsprint assets, our ten largest customers represented approximately 37 percent of our 2020 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.
•A material disruption at one of our major manufacturing facilities could prevent us from meeting customer demand, reduce our sales and profitability, increase our cost of production and capital needs, or otherwise materially adversely affect our business, results of operations and financial condition.
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
Merger and Acquisition Risk
•Approximately fifteen percent (15%) of the purchase price for the GreenFirst transaction was payable in the common shares of the capital of GreenFirst (to be held by the Company for a minimum of six (6) months following the transaction closing) and the Company’s ability to ultimately realize the benefit of this consideration is subject to market conditions and GreenFirst’s future performance.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-Q, 10-K, 8-K and other reports. Details on each of the above risk factors are more specifically described in Item 1A - Risk Factor sin our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.
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
Business
We are a global leader of cellulose-based technologies, which comprise a broad offering of high purity cellulose specialties, a natural polymer commonly used in the production of specialty chemicals and polymers for use in producing LCD displays, filters, fibers, performance additives for pharmaceutical, food and other industrial applications. Starting from a tree and building upon more than 90 years of experience in cellulose chemistry, we provide high quality high-purity cellulose pulp products that make up the essential building blocks for our customers’ products while providing exceptional service and value. In addition, we produce paperboard and high-yield pulp for use in consumer products. In connection with the closing of the sale of the lumber and newsprint assets on August 28, 2021, we ceased the manufacturing of lumber and newsprint products.

Recent developments
Debt repayments
During the third quarter we repurchased approximately $127 million of our 5.50% Senior Notes due 2024 (the “Unsecured Notes”) through open-market transactions and retired such Unsecured Notes for approximately $124 million in cash. In connection with the repurchases, we wrote off $1 million of deferred financing costs associated with the Unsecured Notes. The net gain of $2 million is recorded in Gain on debt extinguishment in the Consolidated Statement of Income.
On October 7, 2021, pursuant to a notice previously provided to the trustee under the indenture governing our 7.625% Senior Secured Notes due 2026 (the “Secured Notes”), we redeemed $25 million of the Secured Notes at a redemption price of 103 percent.
Sale of lumber and newsprint assets
On August 28, 2021, we completed the previously announced sale of our lumber and newsprint assets located in Ontario and Québec Canada, to GreenFirst. See Note 2 —Discontinued Operations for additional information.

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
Coronavirus-Update
Our businesses were significantly impacted by the coronavirus ("COVID-19") pandemic in 2020. While market demand and pricing for certain of our products began to recover towards the end of 2020 and have continued to improve throughout 2021, our operations remain vulnerable to a reversal of these trends or other continuing negative effects caused by COVID-19.
In our operating facilities and work spaces, we continue to maintain protocols previously implemented to reduce the potential spread of COVID-19 and ensure the safety of our employees and continuity of operations.
Market Assessment
The market assessment represents our best current estimate of each business in this environment.
High Purity Cellulose
Pricing levels for our commodity products increased during the third quarter; however, prices are expected to moderate for the fourth quarter. Prices for cellulose specialties remain in line with expectations for the full year but are expected to increase for 2022. Demand for cellulose specialties volumes remains strong. Total segment volumes are expected to decline for the full year mainly due to logistics constraints, the kiln disruption in the third quarter at the Jesup, GA facility that negatively impacted production and the extended planned maintenance outages in 2021 and early 2022. Volumes for both cellulose specialties and commodity products are expected to remain strong in the fourth quarter and into 2022. However, logistic and shipping constraints may negatively impact sales volumes in the near term.
Key costs remain difficult to predict. Prices for energy, wood and chemicals as well as logistics costs, have increased significantly for the year and are expected to escalate further in the fourth quarter and into 2022.
With current market conditions, including strong demand in most cellulose specialties end markets, and elevated pricing for commodity viscose and fluff products along with cotton and petroleum-based substitute products, we announced significant price increases for our cellulose specialties products, which positions us well to help offset inflationary pressures in 2022. We also remain committed to investing in our core business to reduce costs, improve reliability and provide new platforms for growth.
Paperboard

Paperboard prices continued to increase in the third quarter as expected, due to strong demand in both commercial printing and packaging segments, helping offset increases in raw material costs. Prices for our unique Kallima® brand paperboard are expected to increase further as demand for our products continues to strengthen, while industry supply remains constrained due to competitor production disruptions. Raw material costs are expected to decline as pulp prices moderate.
High-Yield Pulp
High-yield pulp markets experienced additional price increases during the third quarter due to the typical sales lag in the business. However, pulp market prices have recently declined and lower realized prices are expected for the remainder of the year. Logistics constraints and higher costs also may negatively impact operating results in the coming quarter.

Investing in the Future
With the completion of the sale of the lumber and newsprint assets, we are focused on our four high purity cellulose plants and capitalizing on the global demand for more sustainable products with our leading cellulose specialties offerings. These specialized biorefinery assets are capable of creating the world’s leading plant-based high purity cellulose and ideally suited for generating green fuels, bioelectricity and other biomaterials such as lignin and tall oils. We will invest to improve reliability in 2022. Additionally, we are evaluating specific strategic capital projects similar to several recently completed high return projects to enhance the value of our assets. These strategic investments include expenditures in green energy in Tartas, France and in TemSilk™ pulp, a critical input in the production of Lyocell, a more sustainable textile, and in Anomera, Inc., a company that manufactures carboxylated cellulose nanocrystals (CNC), a patented, biodegradable product for use in cosmetics and a wide variety of industrial applications. The Tartas green energy project is fully operational and we anticipate realizing $10 million in annualized benefits from this investment. We will also leverage our world-class R&D facilities to work with new and existing customers to develop natural-based solutions. The investments in reliability, strategic growth and innovation are expected to drive significant incremental margins in the coming years.

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

Results of Operations

Financial Information	Three Months Ended		%	Nine Months Ended		%
(in millions, except percentages)	September 25, 2021	September 26, 2020	Change	September 25, 2021	September 26, 2020	Change
Net Sales	$374	$323	16%	$1,034	$972	6%
Cost of Sales	(355)	(302)		(972)	(920)
Gross Margin	19	21	(10)%	62	52	19%
Selling, general and administrative expenses	(17)	(18)		(52)	(57)
Foreign exchange gains (losses)	3	(1)		1	—
Other operating income (expense), net	(2)	(3)		(7)	(9)
Operating Income (Loss)	3	(1)	NA	4	(13)	131%
Interest expense	(17)	(14)		(49)	(41)
Interest income and other, net	2	(3)		—	(3)
Net periodic pension and OPEB income (expense), excluding service costs	1	2		2	1
Unrealized loss on GreenFirst equity securities	(8)	—		(8)	—
Gain on debt extinguishment	2	—		2	—
Income (Loss) From Continuing Operations Before Income Taxes	(17)	(16)	(6)%	(49)	(56)	13%
Income tax benefit (expense)	4	29		29	47
Equity in income (loss) of equity method investment	—	$—		(1)	—
Income (Loss) from Continuing Operations	$(13)	$13	(200)%	$(21)	$(9)	(133)%
Income from discontinued operations, net of taxes	9	16		112	1
Net Income (Loss)	$(5)	$29		$90	$(8)

Gross Margin %	5%	7%		6%	5%
Operating Margin %	1%	—%		—%	(1)%
Effective Tax Rate %	24%	181%		59%	84%
Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Net sales (in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
High Purity Cellulose	$288	$253	$792	$757
Paperboard	52	47	157	140
High-Yield Pulp	42	30	106	91
Eliminations	(8)	(7)	(21)	(16)
Total net sales	$374	$323	$1,034	$972
Net sales increased by $51 million and $62 million during the three and nine months ended September 25, 2021 when compared to the same prior periods ended September 26, 2020, respectively, primarily driven by higher High Purity

Cellulose commodity sales prices along with stronger Cellulose Specialties sales volumes. In addition, sales prices increased for both Paperboard and High-Yield Pulp. For further discussion, see Operating Results by Segment.
Operating income (loss) by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating income (loss) (in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
High Purity Cellulose	$2	$8	$19	$10
Paperboard	2	3	10	14
High-Yield Pulp	8	1	8	—
Corporate	(9)	(13)	(33)	(37)
Total operating income (loss)	$3	$(1)	$4	$(13)
The operating results for the three and nine month periods ended September 25, 2021 improved by $4 million and $17 million, respectively, when compared to the same prior year periods ended September 26, 2020. The three months ended September 25, 2021 reflect higher High Purity Cellulose commodity, Paperboard and High-Yield Pulp sales prices and higher High Purity Cellulose specialty volumes partially offset by higher input costs, shipping constraints and equipment reliability issues resulting in lower production. The improvement during the nine months ended September 25, 2021 was primarily driven by higher High Purity Cellulose commodity prices and cellulose specialties sales volumes as well as higher High-Yield Pulp and Paperboard sales prices partly offset by higher input costs, shipping constraints and equipment reliability issues resulting in lower production.
Non-operating Expenses
Interest expense increased $3 million and $8 million to $17 million and $49 million during the three and nine months ended September 25, 2021, respectively, when compared to the same prior year periods. The increases were principally driven by the higher interest rate and additional amortization of debt issuance costs related to the December 2020 refinancing of certain debt instruments. See Note 7 — Debt and Finance Leases for further information.
Included in non-operating expenses during the three and nine months ended September 25, 2021 is a $8 million unrealized loss associated with the fair value of shares of GreenFirst received in connection with the sale of lumber and newsprint assets. See Note 10 — Fair Value Measurements for additional information.
Additionally, we recorded a $2 million net gain on debt extinguishment associated with open-market purchases of the Unsecured Notes. See Note 7 — Debt and Finance Leases for further information.
Income Tax Benefit (Expense)
The effective tax rate for the third quarter 2021 was a benefit of 24 percent compared to a benefit of 181 percent in the same quarter of 2020. The effective tax rate for the nine months ended September 25, 2021 was a benefit of 59 percent compared to a benefit of 84 percent for the comparable prior year period. The 2021 effective tax rate differs from the statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher blended statutory tax rate in Canada. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces due to the sale of lumber and newsprint assets. The 2020 effective tax rate benefit differs from the federal statutory rate of 21 percent primarily due to the release of certain valuation allowances related to nondeductible interest expense, benefits from the CARES Act, tax return to accrual adjustments, and tax credits, partially offset by nondeductible interest expense in the U.S., taxable income generated from the 2020 credit agreement amendment, increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation. See Note 16 — Income Taxes for additional information.
Discontinued Operations
Income from discontinued operations, net of taxes, for the three months ended September 25, 2021 was $9 million compared to $16 million for the comparable prior period ended September 26, 2020. The decline was driven primarily by lower lumber sales volumes due to only two months of activity in the current quarter, lower lumber prices and higher income tax expense.

Income from discontinued operations, net of taxes, during the nine months ended September 25, 2021 was $112 million compared to $1 million for the same prior year period ended September 26, 2020. The improvement was driven by an increase in prices for lumber offset by the impact of Global Intangible Low Taxed Income (“GILTI”) on foreign earnings. The application of GILTI effectively results in double book taxation of the majority of the Company’s high Canadian earnings.
We expect minimal cash taxes to be paid in 2021 and 2022 as a result of 2021 earnings associated with discontinued operations.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net Sales	$288	$253	$792	$757
Operating income	$2	$8	$19	$10
Average Sales Prices ($ per metric ton):
High Purity Cellulose	$1,159	$1,020	$1,111	$983
Sales Volumes (thousands of metric tons):
High Purity Cellulose	225	229	646	709
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	September 26, 2020	Price	Volume/Mix/Other	September 25, 2021
Total Net Sales (a)	$253	$15	$20	$288
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.
Total sales for the three months ended September 25, 2021 improved $35 million when compared to the same prior year quarter. Cellulose specialties sales volumes increased 16 percent driven by improved demand, while sales prices declined by 5 percent during the three months ended September 25, 2021 when compared to the same prior year period. Commodity product sales prices rose 50 percent while commodity product sales volumes decreased 23 percent due to a more favorable mix of cellulose specialties, logistics constraints and the impact of a kiln reliability disruption at the Jesup, GA facility that negatively impacted production by 10,000 metric tons.

Nine Months Ended		Changes Attributable to:
Net Sales (in millions)	September 26, 2020	Price	Volume/Mix/Other	September 25, 2021
Total Net Sales (a)	$757	$35	$0	$792
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.
Total net sales for the nine months ended September 25, 2021 were $792 million, an improvement of $35 million when compared to the same prior year period. Cellulose specialties sales volumes improved by 9 percent due to increased demand, while sales prices declined slightly by 3 percent during the year to date ended September 25, 2021 when compared to the same prior year period. Commodity product sales prices increased 34 percent during the first nine months of 2021 when compared to the same prior year period, however sales volumes decreased 29 percent due to a more favorable mix of cellulose specialties, logistics constraints and the extended planned maintenance outage at the Jesup, Georgia facility. Additionally, sales were impacted by a kiln reliability disruption at the Jesup, GA facility that negatively impacted production by 10,000 metric tons.
Changes in High Purity Cellulose operating income are as follows

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 26, 2020	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 25, 2021
Operating income	$8	$15	$17	$(39)	$1	$2
Operating margin %	3.2%	5.4%	5.3%	(13.5)%	0.3%	0.7%
(a) Sales Volume computed based on contribution margin.
Operating results declined by $6 million during the three months ended September 25, 2021 to operating income of $2 million when compared to the same prior year quarter. Sales prices for the segment increased 14 percent during the current quarter driven by higher commodity prices. Compared to the prior year, sales volumes declined 2 percent during the current quarter driven by lower commodity volumes, shipping constraints and an equipment reliability issue, partially offset by higher cellulose specialties sales volumes. Additionally, costs increased during the third quarter of 2021 primarily due to the impact of inflation on key material inputs and higher maintenance expenses.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 26, 2020	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	September 25, 2021
Operating income	$10	$35	$15	$(44)	$3	$19
Operating margin %	1.3%	4.4%	1.9%	(5.6)%	0.4%	2.4%
(a) Sales Volume computed based on contribution margin.
Operating results improved by $9 million during the nine months ended September 25, 2021 to operating income of $19 million when compared to the same prior year period. Sales prices for the segment increased 13 percent during the year to date period compared to the same prior year period driven by higher commodity prices. Compared to the prior year, sales volumes for the segment were impacted by shipping constraints and planned maintenance outages. Total sales volumes for the segment declined 9 percent during the current nine-month period when compared to the same prior year period driven by lower commodity volumes, partially offset by higher cellulose specialties sales volumes. Additionally, costs increased during the year to date period ended September 25, 2021 primarily due to due to the impact of inflation on key material inputs and higher maintenance and logistic expenses.
Paperboard

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net Sales	$52	$47	$157	$140
Operating income	$2	$3	$10	$14
Average Sales Prices ($ per metric tons):
Paperboard	$1,184	$1,048	$1,149	$1,082
Sales Volumes (in thousands of metric tons):
Paperboard	44	45	137	130

Changes in Paperboard net sales are as follows:

Three Months Ended	September 26, 2020	Changes Attributable to:		September 25, 2021
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$47	$6	$(1)	$52
Sales for the three months ended September 25, 2021 increased $5 million compared to the three months ended September 26, 2020. During the third quarter ended September 25, 2021, sales volumes decreased 2 percent while sales prices were up 13 percent when compared to the same prior year period.

Nine Months Ended	September 26, 2020	Changes Attributable to:		September 25, 2021
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$140	$9	$8	$157
Sales for the nine months ended September 25, 2021 increased $17 million as sales volumes and prices improved by 5 percent and 6 percent, respectively, when compared to the same prior year period. The increased volumes and prices were driven by improved market demand.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 26, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 25, 2021
Operating income	$3	$6	$—	$(7)	$—	$2
Operating margin %	6.4%	10.6%	0.3%	(13.5)%	—%	3.8%
(a) Computed based on contribution margin.
Operating income for the three months ended September 25, 2021 declined $1 million when compared to the same prior year period primarily due to higher raw material input costs partially offset by improvements in sales prices.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 26, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 25, 2021
Operating income	$14	$9	$3	$(16)	$—	$10
Operating margin %	10.0%	5.4%	1.1%	(10.2)%	—%	6.4%
(a) Computed based on contribution margin.

Operating results declined by $4 million during the nine months ended September 25, 2021 to operating income of $10 million. The decrease was primarily due to higher raw material input costs and higher operational costs partially offset by improvements in sales prices and volumes driven by increased demand.

High-Yield Pulp

	Three Months Ended		Nine Months Ended
(in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net Sales	$42	$30	$106	$91
Operating income (loss)	$8	$1	$8	$—
Average Sales Prices ($ per metric ton):
High-Yield Pulp (a)	$618	$486	$549	$481
Sales Volumes (in metric tons):
High-Yield Pulp (a)	55	49	154	154
(a) Average sales prices and volumes for external sales only. For the three month period ended September 25, 2021 and September 26, 2020, the High-Yield Pulp segment sold 17,000 metric tons and 16,000 metric tons of high-yield pulp for $8 million and $6 million, respectively, to the Paperboard segment. For the nine months ended September 25, 2021 and September 26, 2020, the High-Yield Pulp segment sold 51,000 metric tons and 50,000 metric tons of high-yield pulp for $22 million and $18 million, respectively, to the Paperboard segment.

Changes in High-Yield Pulp net sales are as follows:

Three Months Ended	September 26, 2020	Changes Attributable to:		September 25, 2021
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$30	$9	$3	$42
Sales for the three months ended September 25, 2021 increased $12 million compared to the three months ended September 26, 2020. High-yield pulp sales prices and volumes increased 27 percent and 12 percent, respectively, during the three months ended September 25, 2021 when compared to the same prior year period. The increases were primarily driven by market demand improvements.

Nine Months Ended	September 26, 2020	Changes Attributable to:		September 25, 2021
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$91	$14	$1	$106
Sales for the nine months ended September 25, 2021 increased $15 million, or 16 percent, when compared to the comparable period in 2020. High-yield pulp sales prices were up 14 percent while high-yield pulp sales volumes were flat during the period ended September 25, 2021.
Changes in High-Yield Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 26, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 25, 2021
Operating income	$1	$9	$2	$(4)	$—	$8
Operating margin %	3.3%	22.3%	2.9%	(9.5)%	—%	19.0%
(a) Sales Volume computed based on contribution margin.
Operating results for the third quarter ended September 25, 2021 increased $7 million when compared to the same prior year period. Higher high-yield pulp sales prices were partly offset by higher maintenance, wood and transportation costs.

Nine Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	September 26, 2020	Sales Price	Sales Volume/Mix	Cost	SG&A and other	September 25, 2021
Operating income (loss)	$—	$14	$—	$(6)	$—	$8
Operating margin %	—%	13.3%	(0.1)%	(5.7)%	—%	7.5%
(a) Sales Volume computed based on contribution margin.
Operating results for the nine months ended September 25, 2021 improved by $8 million when compared to the same prior year period. Higher high-yield pulp sales prices were partly offset by higher maintenance, wood and transportation costs.
Corporate

	Three Months Ended		Nine Months Ended
Operating Income (Loss) (in millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating loss	$(9)	$(13)	$(33)	$(37)
The operating loss for the three-month period ended September 25, 2021 improved by $4 million, when compared to the same prior year period primarily due primarily to favorable foreign currency impacts. The operating loss for the nine-month period ended September 25, 2021, improved by $4 million when compared to the same prior year period driven primarily by lower variable compensation costs.

Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, our operating cash flows have been volatile in recent years due to fluctuations in market prices for our commodity products as well as the impact on demand driven by the COVID-19 pandemic and the subsequent recovery. In response, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures.
As of September 25, 2021, we are in compliance with all financial and other customary covenants. We believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities.
The non-guarantor subsidiaries had assets of $730 million, year-to-date revenue of $173 million, covenant EBITDA for the last twelve months is a $19 million loss and liabilities of $267 million as of September 25, 2021.
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
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. For the three and nine months ended September 25, 2021 and September 26, 2020, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	September 25, 2021	December 31, 2020
Cash and cash equivalents (a)	$279	$94
Availability under the ABL Credit Facility (b)	76	102
Total debt (c)	947	1,084
Stockholders’ equity	785	695
Total capitalization (total debt plus equity)	$1,732	$1,779
Debt to capital ratio	55%	61%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At September 25, 2021, we had $116 million of gross availability and net available borrowings of $76 million after taking into account standby letters of credit of approximately $40 million. In addition to the availability under the ABL Credit Facility, we have $23 million available under an accounts receivable factoring line of credit in France.
(c)    See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended:

Cash Flows Provided by (Used for):	September 25, 2021	September 26, 2020
Operating activities-continuing operations	$45	$57
Operating activities-discontinued operations	$162	$6
Investing activities-continuing operations	$(65)	$(35)
Investing activities-discontinued operations	$183	$(7)
Financing activities	$(138)	$(2)

Cash flows provided by operating activities of continuing operations declined $12 million during the nine months ended September 25, 2021 to $45 million when compared to the same prior year period due to higher sales prices across segments in addition to $27 million of net income tax cash refunds and $20 million of CEWS claims received in the period, partially offset by higher costs, the impact of shipping constraints and lower production. An additional $29 million of cash tax refunds are expected in the next six to twelve months. The nine months ended September 26, 2020 included a $24 million increase to the U.S. income tax receivable from the passage of the CARES Act in March of 2020.
Cash provided by operating activities of discontinued operations during the nine months ended September 25, 2021 improved by $156 million when compared to the same prior year period primarily driven by the increase in lumber sales prices. In addition, newsprint operations improved driven by sales price increases during the nine months ended September 26, 2021.
Cash flows used for investing activities of continuing operations increased $30 million during the nine months ended September 25, 2021 when compared to the same prior year period primarily from increased custodial capital spending. The increase also includes a $4 million investment in Anomera, Inc.
Cash provided by investing activities of discontinued operations increased $190 million to $183 million during the nine months ended September 25, 2021 compared to the same prior year period ended. The increase is driven by net cash received in connection with the sale of the lumber and newsprint assets which was completed on August 28, 2021, partially offset by capital expenditures of $8 million during the current period.
Cash flows used for financing activities increased by $136 million during the nine months ended September 25, 2021 to $138 million when compared to the same prior year period. The increase is primarily driven by the open-market purchases of a portion of our Unsecured Notes during the third quarter of 2021. Additionally, cash used to repurchase common stock in lieu of income taxes from the vesting of incentive stock grants was $1 million higher during the current period. The nine months ended September 26, 2020 had $3 million of higher debt issuance costs when compared to the current period. See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
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

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA from continuing operations by segment (in millions of dollars):

Three Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
September 25, 2021
Income (loss) from continuing operations	$2	$2	$8	$(25)	$(13)
Depreciation and amortization	30	4	1	—	35
Interest expense, net	—	—	—	17	17
Income tax expense (benefit)	—	—	—	(4)	(4)
EBITDA from continuing operations	$32	$6	$9	$(12)	$35
Pension settlement (gain) loss	—	—	—	—	—
Adjusted EBITDA from continuing operations	$32	$6	$9	$(12)	$35

September 26, 2020
Income (loss) from continuing operations	$8	$3	$2	$(1)	$12
Depreciation and amortization	28	4	1	1	34
Interest expense, net	—	—	—	14	14
Income tax expense (benefit)	—	—	—	(28)	(28)
EBITDA from continuing operations	$36	$7	$3	$(14)	$32
Nine Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
September 25, 2021
Income (loss) from continuing operations	$20	$11	$9	$(61)	$(21)
Depreciation and amortization	85	11	2	3	101
Interest expense, net	—	—	—	49	49
Income tax expense (benefit)	—	—	—	(29)	(29)
EBITDA from continuing operations	$105	$22	$11	$(38)	$100
Pension settlement (gain) loss	—	—	—	1	1
Adjusted EBITDA from continuing operations	$105	$22	$11	$(37)	$101

September 26, 2020
Income (loss) from continuing operations	$8	$15	$2	$(33)	$(8)
Depreciation and amortization	85	11	2	3	101
Interest expense, net	—	—	—	40	40
Income tax expense (benefit)	—	—	—	(47)	(47)
EBITDA from continuing operations	$93	$26	$4	$(37)	$86

EBITDA from continuing operations for the three and nine months ended September 25, 2021 improved by $3 million and $15 million, respectively, when compared to the same periods ended September 26, 2020, primarily from favorable operating results driven by higher High Purity Cellulose prices, partially offset by higher operational costs. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations of continuing operations to adjusted free cash flows of continuing operations for the respective periods (in millions of dollars):

	Nine Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	September 25, 2021	September 26, 2020
Cash provided by (used for) operating activities - continuing operations	$45	$57
Capital expenditures (a)	(51)	(25)
Adjusted Free Cash Flows	$(6)	$32
(a)    Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first nine months of 2021 were approximately $10 million. Strategic capital expenditures for the same period of 2020 were approximately $10 million.
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

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of September 25, 2021.

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
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies. We previously have, and may do so again, used foreign currency forward contracts to manage these exposures. The principal objective of such contracts is to minimize the potential volatility and financial impact of changes in foreign currency exchange rates. We do not utilize financial instruments for trading or other speculative purposes.

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

As of September 25, 2021, we had $1 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 25, 2021 was $989 million compared to the $944 million carrying value of principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 25, 2021.
During the quarter ended September 25, 2021, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the risk factors previously disclosed in our 2020 Annual Report on Form 10-K, the following risk factors are hereby added:

Merger and Acquisition Risk
•Approximately fifteen percent (15%) of the purchase price for the GreenFirst transaction was received in the common shares of the capital of GreenFirst (to be held by the Company for a minimum of six (6) months following transaction closing), and the Company’s ability to ultimately realize the benefit of this consideration is subject to market conditions and GreenFirst’s future performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 25, 2021:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
June 27 to July 31	—	$—	—	$60,294,000
August 1 to August 28	—	$—	—	$60,294,000
August 29 to September 25	—	$—	—	$60,294,000
Total	—		—
(a)    As of September 25, 2021, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
(b)     Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 25, 2021 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 25, 2021 and September 26, 2020; (ii) the Condensed Consolidated Balance Sheets as of September 25, 2021 and December 31, 2020; (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2021 and September 26, 2020; and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: November 4, 2021