Form 10-K
period 2021-12-31
RAYONIER ADVANCED MATERIALS INC.
filed 2022-03-01
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
YES ☐        NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates at the close of business on June 26, 2021 was $404,407,276 based on the closing sale price as reported on the New York Stock Exchange.

The registrant had 63,738,406 shares of Common Stock, $.01 par value per share, outstanding as of February 24, 2022.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2022 annual meeting of the stockholders are incorporated by reference in Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier Advanced Materials” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 8 of this Annual Report on Form 10-K (this “Report”).
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

Epidemic and Pandemic Risks
•We are subject to risks associated with epidemics and pandemics, including the COVID-19 pandemic and related impacts. The nature and extent of ongoing and future impacts of the pandemic are highly uncertain and unpredictable.

Macroeconomic and Industry Risks
•The businesses we operate are highly competitive which may result in fluctuations in pricing and volume that can materially adversely affect our business, financial condition and results of operations.
•Changes in raw material and energy availability and prices could have a material adverse effect on our business, results of operations and financial condition.
•We are subject to material risks associated with doing business outside of the United States.
•Currency fluctuations may have a material negative impact on our business, financial condition and results of operations.
•Restrictions on trade through tariffs, countervailing and anti-dumping duties, quotas and other trade barriers, in the United States and internationally, could materially adversely affect our ability to access certain markets.

Business and Operational Risks
•Our ten largest customers represent approximately 36 percent of our 2021 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.
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
•The potential longer-term impacts of climate-related risks remain uncertain at this time.
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
•The phase-out of the London Inter Bank Offered Rate (“LIBOR”) as an interest rate benchmark in 2023 may impact our borrowing costs.
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
Merger and Acquisition Risks
•We closed on the sale of the lumber and newsprint facilities and related assets to GreenFirst on August 28, 2021; Fifteen percent (15%) of the purchase price for the GreenFirst transaction was paid in the common shares of the capital of GreenFirst (to be held by us for a minimum of six (6) months following the transaction closing) and our ability to ultimately realize the benefit of this consideration is subject to market conditions and GreenFirst’s future performance.
Forward-looking statements are only as of the date of the filing of this Report, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we have made or may make in our filings and other submissions to the U.S. Securities and Exchange Commission (the “SEC”), including those on Forms 10-K, 10-Q, 8-K and other reports. Details on each of the above risk factors are more specifically described in Item 1A - Risk Factors.
Note About Non-GAAP Financial Measures
A “non-GAAP financial measure” is generally defined as a numerical measure of a company’s historical or future performance that excludes or includes amounts, or is subject to adjustments, so as to be different from the most directly comparable measure calculated and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). This Report contains certain non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), adjusted EBITDA, and adjusted free cash flows. Each non-GAAP measure is reconciled to each of its most directly comparable GAAP financial measure in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, to determine management incentive compensation and for budgeting, forecasting and planning purposes.
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

Part I

Item 1.	Business
We are a global leader of cellulose-based technologies, which comprise a broad offering of high purity cellulose specialties, a natural polymer commonly used in the production of specialty chemicals and polymers for use in producing liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. Starting from a tree and building upon more than 95 years of experience in cellulose chemistry, we provide high quality high-purity cellulose pulp products that make up the essential building blocks for our customers’ products while providing exceptional service and value. We also produce unique, lightweight paperboard and a bulky, high-yield pulp for use in consumer products.

Additionally, we have made strategic investments in projects with sustainability benefits, including renewable energy projects at our Temiscaming facility in Quebec, Canada and our Tartas, France facility; TemSilk™, a high-purity product that helps our customers produce a more environmentally friendly product known as Lyocell; and Anomera, Inc., a company that manufactures carboxylated cellulose nanocrystals (CNC), a patented, biodegradable product for use as an ingredient in cosmetics and various industrial materials . We have also recently launched a project at our Tartas facility to produce second-generation (“2G”) bioethanol to help meet the demand for Europe’s fast-growing biofuels market. With production expected to begin mid-2023, we expect to be among the first in France to produce wood-based 2G bioethanol fuel. Our 2G bioethanol product is expected to help petrochemical companies improve the climate profile of their energy offerings in the European market.
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

In November 2019, we sold the Matane pulp mill (the “Matane Mill”), which was acquired in the Acquisition. As a result of the sale, the Matane Mill’s operating results and assets and liabilities for prior periods are shown as discontinued operations. In August 2021, we sold the lumber and newsprint assets in Ontario and Québec Canada, that we had acquired in the Acquisition. As a result of the sale, the lumber and newsprint operating results as well as the assets and liabilities included in the sale are shown as discontinued operations for prior periods. See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.

Following the sales of the Matane Mill and the lumber and newsprint operations, we report the following business segments and all prior period disclosures have been conformed to this segment structure:

•High Purity Cellulose
•Paperboard
•High-Yield Pulp

See Note 20 — Segment and Geographical Information of our consolidated financial statements for more information.

High Purity Cellulose
The High Purity Cellulose segment, and in particular the cellulose specialties product line, is the primary driver of our profitability. Cellulose specialties are natural polymers, used as raw materials to manufacture a broad range of consumer-oriented products such as liquid crystal displays, impact-resistant plastics, thickeners for food products, pharmaceuticals, cosmetics, cigarette filters, high-tenacity rayon yarn for tires and industrial hoses, food casings, paints and lacquers. We manufacture products tailored to the precise and demanding chemical and physical specifications of our customers, achieving industry-leading purity and product functionality. Our ability to consistently manufacture high-quality cellulose specialties products is the result of our proprietary production processes, intellectual property, and over 95 years of technical expertise and knowledge of cellulosic chemistry.
In addition to cellulose specialties, a significant portion of our production capacity is dedicated to manufacturing high-purity commodity products for viscose and absorbent materials applications. Commodity viscose pulp is a raw material required for the manufacture of viscose staple fibers which are used in woven applications such as rayon textiles for clothing and other fabrics, and in non-woven applications such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking. Absorbent materials, typically referred to as fluff fibers, are used as an absorbent medium in products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Cellulose specialties typically contain over 95 percent cellulose, while commodity products typically contain less than 95 percent cellulose.
Our specialized assets, capable of creating the world’s leading high purity cellulose products, are also ideally suited for generating biofuels, bioelectricity and other biomaterials such as lignin and tall oils. For example, we have recently launched a 2G bioethanol project in our Tartas, France facility to serve Europe’s fast-growing biofuels market. This project will capture residual sugars from our existing pulp process and improve the sustainability of our operating model. Commercial sales of this 2G bioethanol are targeted to begin in mid-2023, under a long-term offtake agreement with a large international petrochemicals company.
Products
Cellulose Specialties
Cellulose specialties are a natural polymer primarily derived from either wood or cotton and are used as a principal raw material to manufacture a broad range of products. Cellulose specialties generally command a price premium and earn higher margins relative to other commodity wood pulp products. Cellulose specialties are a dissolving wood pulp product which target a combination of high purity and high viscosity. Unlike other wood pulps used for their physical properties, cellulose specialties are sought after for the unique chemical properties and reactivity they impart to downstream products.
Derived from wood, our cellulose specialties require high levels of purity, consistency and process knowledge. Our products play a significant role in our customers’ manufacturing processes, which require cellulose specialties of high purity and uniformity for efficient production. Therefore, our customers demand products of the highest quality. As a result, our products are custom-engineered and manufactured to each customer’s unique specifications and require a stringent qualification process, and our quality and consistency allow our customers to operate more efficiently and cost-effectively.
One of our key competitive advantages is our unique ability to leverage our global manufacturing asset base to provide our customers greater supply chain security for cellulose specialties fibers. With our four facilities and five manufacturing lines capable of producing cellulose specialties, we are the only cellulose specialties producer in the world with flexibility to use both hardwood and softwood fibers, kraft and sulfite cooking processes, and a variety of proprietary chemical treatments to provide customized product functionality. Additionally, we possess significant process knowledge: the understanding of wood fiber properties and their modification under a sequence of chemical processes, accumulated and developed over 95 years of practical application to satisfy a variety of customer needs. This process knowledge, combined with our manufacturing scale and flexibility and knowledge of customers’ applications and specifications, makes us the industry’s most adaptable modifier of cellulose fibers.
Commodity Products
We can shift our High Purity Cellulose segment manufacturing assets between commodity viscose pulp and absorbent materials production. Historically we have opted to participate in both markets and fluctuate production to take advantage of market conditions and generate the most attractive margins.
Commodity viscose pulp is primarily sold to producers of viscose staple fibers which in turn are used to manufacture rayon fibers which are widely used in the clothing and textile industries. Shifts in fashion styles and textile fiber blending have increased demand for viscose staple fibers. Additionally, variability in cotton linter supply and increasing environmental concerns about cotton production have resulted in viscose staple producers shifting volume away from cotton linter pulp to wood-based dissolving pulp.
Absorbent materials, or fluff fibers, are typically used in consumer products such as baby diapers. These fibers provide a medium for fluid acquisition, distribution and retention in the products in which they are incorporated. Pricing for commodity products is typically referenced to published indexes or based on publicly available spot market prices.
Competition
Cellulose Specialties
Significant intellectual property, capital investment and technical expertise are needed to design and manufacture customized cellulose specialties fibers to exacting customer specifications. The product must be formulated to achieve the desired characteristics including parameters for purity, viscosity, brightness, reactivity and other physical properties. Product qualification time can be lengthy, extending six to twenty-four months. Customer relationships are typically long-term and based on an understanding of the customer’s production processes and on technical expertise, which we utilize to help us solve our customers’ production challenges and support new product development. Establishing a production line and obtaining the necessary production technologies requires substantial capital and ongoing maintenance expenditures.
Product performance and customization, technical service and price are principal methods of competition in cellulose specialties. Product performance is primarily determined by the chemical attributes of the pulp, including purity, viscosity and uniformity of the cellulose specialties. Our processes, which are a key element of our intellectual property, are capable of generating cellulose specialties purity levels in excess of 98 percent as well as the highest levels of viscosity derived from wood pulp. Typically, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements.
We compete with both domestic and foreign producers in cellulose specialties. Our competitors include GP Cellulose, Borregaard, Bracell, Sappi, Nippon, Cosmo Specialty Fibers and Aditya Birla Group. Some competitors use both wood and cotton linter fibers, as a source of cellulose fibers. Our multiple manufacturing lines, processes and intellectual property allow us to compete in more segments of the cellulose specialties market than any of our competitors.
Commodity Products
The principal method of competition in commodity products is price, as purity and uniformity are less critical differentiators. We compete with both domestic and foreign producers of commodity products.
For commodity viscose pulp, many competitors derive their commodity viscose pulp from either wood or cotton. Although cellulose specialties can generally be sold to meet commodity viscose demand, the reverse is not typically true. However, in recent years commodity viscose pulp has continued to supplant cotton as the preferred raw material input for viscose staple fiber production. For commodity viscose pulp, our major competitors include Sappi, Austrocell and Bracell.
For absorbent materials, our major competitors include GP Cellulose, Domtar, International Paper and Klabin.
Paperboard
We manufacture paperboard in the Temiscaming plant in Quebec, Canada. Paperboard is used for printing documents, brochures, promotional materials, packaging, paperback book or catalog covers, file folders, tags, and tickets. Pricing for paperboard is typically referenced to published indices and marketed through our internal sales team. Our production facility has the capacity to annually produce 180,000 metric tons of paperboard.
Products
Products in the Paperboard business include packaging, printing documents, brochures, promotional materials, paperback book or catalog covers, file folders, tags and tickets.
Competition
The principal method of competition in our Paperboard segment is price and product performance. Price is impacted by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Product performance is determined based on the physical attributes of the products in a customer’s manufacturing processes. To a lesser extent, quality and service are also considered competitive determinants.
For our Paperboard segment, our significant competitors include WestRock, Metsa Group, Clearwater Paper, and Sappi.
High-Yield Pulp
We manufacture and market high-yield pulp produced in our Temiscaming plant in Quebec, Canada. High-yield pulp, is used by paper manufacturers to produce paperboard, packaging, printing and writing papers and a variety of other paper products.

Pricing for high-yield pulp is typically referenced to published indices marketed through our internal sales team. Our Temiscaming plant has the capacity to annually produce 290,000 metric tons of high-yield pulp.

Products
We produce high-yield pulp in our Temiscaming plant, primarily from hardwood aspen and maple species. These pulps are used by paper manufacturers to produce paperboard products, printing and writing papers and a variety of other paper products. Annually, approximately 65,000 metric tons are used internally for production of Paperboard.
Competition
The principal method of competition in the High-Yield Pulp segment is price. Price is impacted by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. To a lesser extent, quality and service are also considered competitive determinants.
Significant High-Yield Pulp competitors include Millar Western, West Fraser, Paper Excellence, Estonia Cell, Sappi and Winstone.
Raw Materials and Input Costs
All our manufacturing operations require significant amounts of wood fiber, in the form of logs or wood chips, as a raw material and energy to produce our products. Additionally, our High Purity Cellulose and High-Yield Pulp segments’ manufacturing processes require significant amounts of chemicals. These raw materials and input costs are subject to significant changes in prices as a result of weather conditions, supply and demand. To control cost, we continually pursue reductions in usage and costs of key supplies, services and raw materials.
Wood
We procure wood chips for our High Purity Cellulose and High-Yield Pulp plants through the purchase of chips from lumber producers or the production for chips from roundwood at our own wood chipping facilities. Prices for wood are impacted by various factors including supply and demand, weather events, transportation costs for delivery and overall economic conditions.
Chemicals
Chemicals, which include caustic soda (sodium hydroxide), sulfuric acid, ammonia, sodium chlorate and various specialty chemicals, are purchased under negotiated supply agreements with third parties. The prices for these products are impacted by various factors including supply and demand, environmental regulation, energy prices and overall economic conditions.
Energy
Our energy is primarily produced through the burning of lignin and other residual biomass in recovery and power boilers located at our plants. However, our manufacturing facilities still utilize significant amounts of fuel oil, natural gas and purchased electricity to supplement their energy requirements. Our energy costs are also impacted by emission allowances purchased or sold at market prices during any given period. In addition, energy prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers.
Intellectual Property
Substantially all of our intellectual property relates to our High Purity Cellulose segment. We own patents, trademarks and trade secrets, and have developed significant know-how, particularly in the production of high purity cellulose, but also in the production of paperboard, which we deem important to our operations. We intend to protect our intellectual property, including, when appropriate, filing patent applications for inventions that we deem important to our business and operations. Our U.S. patents generally have a duration of 20 years from the date of filing. We also require key employees to enter into non-compete agreements as appropriate.
Seasonality
Our operating results may be materially affected by seasonal changes and the related impact on energy prices.
Customers
No single customer accounted for more than 10 percent of our consolidated net sales during the year ended December 31, 2021.
Research and Development
Our research and development capabilities and activities are primarily focused on our High Purity Cellulose segment. The quality and consistency of our cellulose specialties and research and development capabilities create a material competitive advantage; they are important factors in achieving an optimal value for our cellulose specialties products. Our research and development efforts are directed at further developing products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. We continue to focus our research and development activities to develop and market additional new products and applications.
We spent $7 million, $7 million and $6 million on research and development for the years ended December 31, 2021, 2020 and 2019, respectively.
Environmental Matters
Our manufacturing operations are subject to significant federal, state, provincial and local environmental regulations. For a more detailed discussion, see Item 1A — Risk Factors, Item 3 — Legal Proceedings, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation. Additionally, see Note 10 — Environmental Liabilities and Note 21 — Commitments and Contingencies of our consolidated financial statements for more information.
Human Capital
Employees
We have production facilities in the U.S., Canada, and France and sales offices in the U.S., Canada, France, United Kingdom, Japan, and China. Of our approximately 2,500 employees, 72 percent belong to labor unions, as all of our manufacturing sites are represented by various local and national unions. We believe our relationships with the union employee representatives are strong and open. See Note 21 — Commitments and Contingencies of our consolidated financial statements for more information.

Safety

The safety of our employees is our most important priority. We are committed to our vision of every employee coming to work and going home injury-free every day, and we continue to make progress each year. While no injury is acceptable, our 2021 company-wide injury rate decreased 12 percent versus 2020. We drive towards our vision of injury-free operations by focusing on five leading safety metrics: housekeeping, leadership engagement, corrective action closure, gas emissions and life safety programs. We continuously track and measure our progress against these leading safety metrics. Safety subcommittees, composed of leaders from across the Company, are accountable for each of the respective leading metrics and report to an overall safety steering team chaired by our CEO.

Employee Engagement

Attracting, retaining and developing employees is vital to our success. We strive to ensure that all of our employees have the mentorship, training and support they need to develop lasting and rewarding careers, because we believe that engaged employees are happier, safer, and more productive. As an example, our Early Career Development (“ECD”) program provides recent graduates and new hires with structured onboarding, on-the-job training and leadership experiences to support the ongoing development of the technical and leadership skills required to support and sustain our manufacturing operations. Additionally, we partner with colleges and universities to develop a robust pipeline of prospective employees and provide scholarships and internships to students whose academic pursuits align with career opportunities in chemical, electrical, mechanical and process control engineering. We also provide our employees with training and education opportunities such as financial services and retirement planning workshops.
Code of Conduct
Within the framework of our core values of Integrity, Accountability, Quality, and People, the Rayonier Advanced Materials Standard of Ethics and Code of Corporate Conduct is our guide to the lawful and ethical performance of our duties. Adherence to the Code is intended to ensure that we:

· Fulfill our obligation to observe the law both in letter and spirit in all countries in which we do business; and

· Deal fairly with our shareholders, employees, customers, suppliers, regulators and communities.

We publish and communicate these expectations and values for all new hires and for all other employees several times throughout each year, including through various trainings.

Diversity and Inclusion

Fostering a diverse and inclusive culture is integral to our success as a company and also an important component of our commitment to people as outlined in our Code of Conduct, Company Values and Human Rights Policy. We have taken several important steps to strengthen our approach to diversity and inclusion. Our Diversity and Inclusion Advisory Group (DIAG), led by our Director of Diversity and Inclusion, has the mandate to help foster meaningful, lasting progress and to position the Company as a leader in diversity and inclusion. The DIAG provides regular reports to senior leadership and our Board on our progress in various focus areas, including recruiting, retention, mentoring and community engagement.

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

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic which has generated, and may continue to generate, significant volatility, uncertainty and economic disruption across the globe including in many markets in which we or our customers do business. Over the past two years, COVID-19 has adversely impacted our business and financial condition in various ways, including impacts associated with preventive and precautionary measures that we, other businesses, governments and individual consumers have taken and are continuing to take to limit the spread of the virus, including mandatory closures, “shelter-in-place” orders, vaccine programs and mandates and travel and quarantine restrictions. Examples of such impacts have included: increased operating costs due to social distancing and other strict health and safety protocols implemented at our facilities to protect employees and contractors; reductions and/or unpredictable fluctuations in demand; and reduced supply chain reliability due to international shipping congestion associated with global demand surges and fluctuations and empty container imbalances. Impacts could be magnified if the pandemic severity increases or duration persists over an extended period of time. While the full extent of the COVID-19 pandemic’s ongoing and future impacts on our business cannot currently be predicted with certainty, we continue to promote the health and safety of our employees, contractors, suppliers and customers and to closely monitor the pandemic’s impacts on our liquidity, access to capital markets, reliability, customers and suppliers, and the macroeconomic conditions relevant to our business, including general economic uncertainty, unemployment rates and recessionary pressures.

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
•Possible workforce disruption to the extent our operational, management or other personnel are impacted in significant numbers by COVID-19 or fail to comply with applicable vaccination mandates or programs and are not available to perform their duties and tasks, which could create reductions or suspensions of our manufacturing operations and other support functions.
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

Macroeconomic and Industry Risks

The businesses we operate are highly competitive and many of them are cyclical, which may result in fluctuations in pricing and volume that can materially adversely affect our business, financial condition and results of operations.

Competition, demand fluctuations and cyclicality are the most significant drivers of sales volumes and pricing for our products. We face significant competition from domestic and foreign producers in virtually all of our businesses. For example, in our cellulose specialties product line, increased cellulose specialties production capacity from our competitors, some of whom have lower raw material, wood and production costs than us, combined with demand weakness, have collectively contributed to substantially lower cellulose specialties sales prices over the past several years. Likewise, volumes have declined meaningfully in recent years due to these factors. The COVID-19 pandemic exacerbated these dynamics and may continue to do so. Our high-purity commodity products for viscose and absorbent materials applications are also highly cyclical, and in 2019 and 2020 were at extremely low pricing levels. While these levels began to slowly rebound during the latter part of 2020 and continued to increase throughout 2021, there can be no assurance as to the extent of such rebound or that elevated levels will be sustained over a significant period of time.

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

In addition, some of the industries in which our end-use customers participate, such as publishing, packaging, automotive and textiles, are cyclical in nature, thus posing risks to us which are beyond our control. These industries are highly competitive and may experience overcapacity and reductions in end-use demand, each of which may affect demand for and pricing of our products. The consequences of this could include the reduction, delay or cancellation of customer orders.

Our paperboard and high yield pulp businesses are highly cyclical and influenced by a variety of factors. These include periods of excess product supply due to industry capacity increases, periods of decreased demand due to reduced economic activity or market conditions, inventory de-stocking by customers and fluctuations in currency exchange rates. These factors may cause significant price changes over a short period, such as fluctuations experienced over the past two years during the COVID-19 pandemic. To address these factors, we have in the past, and may in the future, elect to schedule production curtailments and shutdowns to address, for example, unfavorable economic conditions, reduced demand for our products or the end products of our customers, lack of economically viable fiber in Canada, reduced market prices and other factors. In particular, our high yield pulp business has been the subject of temporary curtailments at given points over the past two years in reaction to market conditions.

Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To date we have seen broad based increases in costs from inflation that are material to our business as a whole; however, if we experience greater than expected supply chain and labor inflation, our profits and margins under our contracts could be materially adversely affected.

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

Raw material and energy costs, such as chemicals, oil and natural gas and electricity are a significant operating expense. The cost of these inputs can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as lack of availability, changing economic and weather conditions, political, civil or other unrest or instability in energy-producing nations, and supply and demand considerations. For example, caustic soda, a key manufacturing input in our high purity cellulose business, has historically had significant price volatility. Similarly, the price of oil and natural gas (including its pipeline transportation element) is subject to fluctuations based on market demand and other factors. Additionally, we experienced significant price volatility in various chemicals during 2021 driven by weather events in the southeastern United States which substantially impacted supply. In contracts for certain of our products, pricing is set annually or otherwise not subject to change for a contractually-agreed period of time; so in some cases we may have limited ability to pass along fluctuations in these input costs once the contract price for the relevant period has been established. In addition, industrial and other policies of the governments and governmental agencies having jurisdiction over suppliers of raw materials to our facilities may change, due to changes in political leadership or otherwise, which also could adversely impact the cost of energy and its transportation. While we often use various strategies to mitigate the potential impact of this pricing volatility, such as long term contracting and the purchase of derivative commodity contracts, the impact of raw material and energy pricing increases could materially adversely affect our business, financial condition and results of operations.

We are subject to material risks associated with doing business outside of the United States.
We have large manufacturing operations in Canada and France, and a significant portion of our sales are to customers and customer locations outside of the United States, including China, the European Union, Japan, South Korea, Canada and other international markets. Sales to customers outside of the United States made up approximately 66 percent of our revenue in 2021. The manufacture and sale of our products in non-U.S. markets results in risks that are inherent in conducting business under international laws, regulations and customs. We expect international sales will continue to contribute significantly to our results of operations, financial condition and future growth. The risks associated with our business outside the United States include:

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

These and other risks of doing business outside of the United States could materially adversely affect our business, financial condition and results of operations.

Currency fluctuations may have a material negative impact on our business, financial condition and results of operations.

We have manufacturing operations in the United States, Canada and France. We also sell our products all over the world, in either U.S. dollars, Canadian dollars or Euros. As a result, we are exposed to movements in foreign currency exchange rates, and our earnings are affected by increases or decreases in the value of the U.S. dollar and in the value of the Canadian dollar and Euro relative to the U.S. dollar. For example, a strengthening U.S. dollar or a weakening home currency of the countries in which certain of our international competitors manufacture products can adversely impact our competitive position versus these competitors. In addition to ordinary course currency fluctuations, specific events have had, and could in the future have, an impact on currency valuation. Our risk management policy allows management, with oversight from the Audit Committee of our Board of Directors, to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates, though no hedges are currently in place. To accomplish this, we have used, and may in the future continue to use, derivative instruments, such as currency options and foreign exchange forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates, but there can be no assurance that we will be protected against substantial foreign currency fluctuations or that such fluctuations will not have a material adverse impact on our business, financial condition and results of operations.

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

China

In 2021, we had total sales of $296 million of products shipped to customers in China and, of this amount, $217 million were of products manufactured in the United States. Trade tensions and trade-related actions, such as tariffs and duties, between China and the U.S. have impacted our business and our customers’ businesses and could do so in the future. Failure of the U.S. and Chinese governments to reach acceptable agreements regarding trade, as well as continued trade volatility and additional trade-related actions by the Chinese government, could have a material adverse impact on our business, financial condition and results of operations.

Canada

Until August 2021, we operated six softwood lumber mills in Ontario and Quebec, Canada, and for several years sold softwood lumber into the United States from Canada. The United States and Canada have a history dating to the early 1980s of trade disputes relating to the export of softwood lumber from Canada into the United States. Each dispute has been resolved via agreement or litigation, which generally involved some combination of duties and/or quotas as well as a return of all or most of the duties previously paid by Canadian softwood lumber producers. In October 2015, a ten-year Softwood Lumber Agreement (the “SLA”) between the United States and Canada, which resolved the 2001-2006 lumber dispute between the countries, expired. No agreement was reached to extend or renew it, and as a result, after a one-year cooling-off period the United States commenced a dumping investigation of lumber exports from Canada into the U.S. In 2017, anti-dumping and countervailing duties were assessed by the United States Department of Commerce (“USDOC”) on lumber exported into the United States, we were assigned an anti-dumping duty rate of six percent and a countervailing duty rate of 14 percent. These duties are being legally challenged by Canada under both the North American Free Trade Agreement (“NAFTA”) and World Trade Organization (“WTO”) dispute resolution processes. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, the USDOC determined revised rates for antidumping and countervailing duties, and we are now subject to an anti-dumping duty rate of 1.57 percent and a countervailing duty rate of 7.42 percent. Canada has filed an appeal under Chapter 10 of the United States-Mexico-Canada Agreement on Trade (USMCA) to contest these revised duties. As part of the sale of our lumber assets in August 2021, we retain all rights and obligations to softwood lumber duties, generated or incurred through the closing date of the transaction. We paid approximately $112 million in lumber duties through the date of the sale of our lumber assets and we expect to eventually receive a refund for most of these duties in the event of a favorable ruling under the NAFTA or WTO process or a settlement of the dispute. No assurances can be given that the duties will be overturned or repaid through the legal process or a negotiated settlement, or that lumber pricing will be sufficient to substantially offset their impact.

Business and Operational Risks

Our ten largest customers represent approximately 36 percent of our 2021 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.

While we are not dependent on any single customer or group of customers, our ten largest customers accounted for approximately 36 percent of revenue in 2021. Due to the highly competitive nature of our businesses, we regularly bid for new business and to retain/renew existing business and, as such, we are subject to the potential for meaningful revenue and volume gains and losses.

We are also subject to credit risk associated with these customers. If one or more of our ten largest customers were to become bankrupt, insolvent or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition and results of operations.

Although we continue to strive to broaden and diversify our customer base, a significant portion of our revenue is derived from these ten customers, and the loss of all or a substantial portion of sales to any of these customers, or significant, unfavorable changes to pricing or terms contained in contracts with them, could materially adversely affect our business, financial condition or results of operations. See Note 20 — Segment and Geographical Information of our consolidated financial statements for more information on our major customers.

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

Any of our major manufacturing facilities, or a significant portion of any of these facilities, could cease operations unexpectedly or suffer a material disruption to all or a portion of its operations due to a number of material adverse events, including:
•unscheduled outages or downtime due to the need for unexpected maintenance or equipment failure, such as for portions of our facilities that produce steam and electricity (such as boilers and turbines), pollution control equipment and equipment directly used to manufacture our products, such as reliability issues during the first quarter of 2019 at the Temiscaming, Quebec plant and during the third quarter of 2021 at the Jesup, Georgia plant;
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
•natural disasters (including those as a result of climate change), including fires, floods, windstorms, earthquakes, hurricanes or other similar catastrophes, such as the hurricanes which impacted our Jesup, Georgia and Fernandina Beach, Florida plants in 2017;
•labor interruptions, such as strikes and short duration walk-outs such as the walk-outs in 2019 and 2021 at our plant in Tartas, France;
•terrorism or threats of terrorism; and
•other operational problems resulting from these and other risks.

Some of these matters are discussed in more detail in other sections of this Item 1A — Risk Factors in this Report. Depending on the nature, extent and length of any operational interruption, the event could materially affect our business, financial condition and results of operations. Additionally, we could incur significant costs to improve the climate-related resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change.

The availability of, and prices for, wood fiber may have a material adverse impact on our business, results of operations and financial condition.

Wood fiber is the single largest raw material in the manufacturing process for virtually all of our products. Many factors can impact its availability and pricing. Fiber for our U.S. and French facilities is primarily harvested from privately-held lands, while fiber for our Canadian facilities is primarily harvested from lands owned or controlled by the governments of the provinces of Ontario and Quebec, referred to as “Crown lands”. In August 2021, we transferred agreements with provincial authorities, which granted timber “tenures” for terms varying from five to 20 years, to a third party in connection with the sale of the lumber and newsprint assets. Concurrently with the transaction, we entered into a

20-year wood chip and residual fiber supply agreement with the buyer of those assets, securing supply for our operations at the Temiscaming plant. There can be no assurance that, upon termination of this wood chip and residual fiber supply agreement (for any reason whether due to its natural expiration or otherwise), this agreement will be renewed, extended or replaced in the future on acceptable terms, or at all.

Regulatory developments and environmental litigation also have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest from non-Crown lands in Canada and privately-owned lands in the U.S. and France, thereby increasing prices for these sources of wood fiber. In Canada, for example, future legislation and policy changes, litigation advanced by environmental groups and Indigenous communities concerning rights and limitations on harvesting and use of timberlands, the protection of endangered species, the promotion of forest diversity, control over insect and disease infestations, and the response to and prevention of wildfires could also affect wood fiber supply, pricing and availability.

In addition, much of the wood fiber we use is sourced by or from third party contractors who harvest, chip and/or transport the fiber to our manufacturing facilities, either as logs for lumber and chipping or as chips. Another key factor in fiber supply and pricing is the availability of experienced logging and fiber transportation contractors in the areas in which our manufacturing facilities are located. Sourcing fiber from greater distances from our facilities due to unavailability of more proximally located fiber sources could also impact pricing due to additional transportation cost. Significant reduction in the availability of contractors experienced in harvesting and transporting logs could also impact wood fiber supply, pricing and availability.

Finally, natural conditions, such as weather, timber growth cycles and restrictions on access to timberlands for harvesting (for example, due to prolonged wet or cold conditions) may also limit the availability, and increase the price, of wood, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters (including those as a result of climate change) such as wind storms and hurricanes. Additionally, we experienced significant price volatility in various chemicals during 2021 driven by weather events in the southeastern United States which substantially impacted supply. It is unclear whether these conditions will persist into the future.

In sum, any sustained decrease in harvestable lands or wood supply, or increase in fiber prices, whether sourced from Crown lands in Canada or from private parties in Canada, the U.S. or France, changes in the logging and transportation supply base, or significant changes to historically customary natural conditions, could materially increase our costs and thereby materially adversely impact our business, financial condition and results of operations.

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

If any of our transportation providers fail to deliver the goods we manufacture in a timely manner, or damage them during transport, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers fail to deliver raw materials to us in a timely manner, we may be unable to timely manufacture our products in response to customer demand. In addition, the cost of energy, and specifically fuel, may adversely impact the cost of transporting our products. Finally, if any of the ports we commonly use for international shipping, or the port system generally, suffer work stoppages, slowdowns or strikes, our business could be materially adversely impacted.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

As of December 31, 2021, approximately 72 percent of our global work force is unionized. As a result, we are required to negotiate the wages, benefits and other terms of employment with these employees collectively. Our financial results could be materially adversely affected if labor negotiations result in substantially higher compensation costs or materially restrict how we run our operations. In addition, our inability to negotiate acceptable contracts with any of these labor unions as existing agreements expire could result in strikes or work stoppages by the affected workers. While we do not expect any labor interruptions of significant duration, if our unionized employees were to engage in a strike or other work stoppage (such as the short-duration walk-outs in 2019 and 2021 at our plant in Tartas, France) at one or more of our major facilities, we could experience a significant disruption of our operations, which could materially adversely affect our business, financial condition and results of operations.

We are dependent upon attracting and retaining key personnel, the loss of whom could materially adversely affect our business.

We believe our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Changing demographics and labor work force trends may result in the loss of knowledge and skills as experienced workers retire. Furthermore, some of our facilities are in relatively remote locations, which can adversely impact our ability to recruit and retain employees. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years and has recently intensified further due to industry trends, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. Our failure to develop and retain key personnel and recruit and develop qualified replacements for retiring or other departing employees could materially adversely affect our business, financial condition or results of operations and could adversely affect our ability to succeed in our human capital goals and priorities.

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

Like most companies, we have been, and expect in the future to continue to be, subject to attempted cyberattacks. Such attacks could include, for example, the increasingly prevalent practice of cyber extortion through the deployment of ransomware. Cyberattacks or cybersecurity breaches could compromise our intellectual property and confidential business information, cause a disruption to our operations, or harm our reputation. Moreover, the recent pandemic-driven increase in remote working and virtual interactions has only served to expand our “attack surface”. Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of our business. This role includes ordering and managing equipment, parts and raw materials from suppliers, managing inventory, managing the processes we use to produce finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage our business. While we have implemented and maintain what we believe to be appropriate cybersecurity policies, programs, controls and systems, there can be no assurance a cyberattack would not be successful, or that such a cybersecurity breach will not occur. Such an event could have a material adverse impact on our results of operations and financial condition.

Regulatory Risks

Our business is subject to extensive environmental laws, regulations and permits that may materially restrict or adversely affect how we conduct business and our financial results.

Our plants are subject to environmental laws, regulations and permits that may require significant capital to enable our compliance, or which could limit our operations and production. Many of our operations are subject to environmental laws, regulations and permits that contain stringent conditions governing how we operate our facilities, including how much and, in some cases, what types of products, we can produce. These laws, regulations and permits, now and in the future, may materially adversely restrict our current production, limit our ability to increase production and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, compliance-related capital and operating costs will likely increase over time as environmental laws, regulations and permit conditions become stricter, and as the expectations of the communities in which we operate become more demanding.

Environmental laws, regulations and permits are constantly changing and are generally becoming more restrictive. Laws, regulations, permits and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These laws and regulations may limit, prohibit or affect, among other things, air emissions, wastewater discharges, receiving water quality, water withdrawal, remedial standards for contaminated property and groundwater, and the type of chemicals we use in our manufacturing processes. Over time, the complexity and restrictions imposed by these laws and regulations have increased and regulatory enforcement efforts have intensified. Environmental regulatory authorities have pursued a number of initiatives which, if implemented, could impose additional operational and pollution control obligations on industrial facilities like ours, especially in the area of air emissions, wastewater and storm water control. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation of this Report for further information. Environmental laws and regulations will likely continue to become more restrictive and over time could materially adversely affect our business, financial condition and results of operations.

Environmental groups, Indigenous communities (in Canada) and interested individuals may seek to delay or prevent a variety of our operations. We expect that environmental groups, Indigenous communities and interested individuals will intervene with increasing frequency in the regulatory processes in areas where we operate plants. Generally, environmental permitting programs in all areas where we operate include provisions for public and stakeholder engagement for both renewal of existing permits and approvals for expansions or modifications of our manufacturing operations. In Canada, direct consultation with Indigenous communities may also be required. Delays, restrictions and increased costs caused by the intervention of these groups or interested individuals could adversely affect our operating results. In addition to intervention in permit proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. For example, in March 2014, litigation was commenced in federal court by the Altamaha Riverkeeper (“ARK”) alleging violations of federal and state environmental laws relating to permitted wastewater discharges from our plant in Jesup, Georgia (although it was dismissed by the court on summary judgment in 2015), and in January of 2016 the same group brought an action in the Georgia Office of Administrative Hearings against the Georgia Environmental Protection Division of the Natural Resources (the “EPD”) in opposition to the issuance by the EPD of a renewed wastewater treatment permit for our Jesup plant. While these proceedings have, to date, been decided largely in our favor, we would expect similar attempts at legal intervention to be made in the future.

We currently own or may acquire properties that require environmental remediation or otherwise are subject to environmental and other liabilities. We currently own, or may acquire in the future, properties which are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other liabilities, and we may have such liabilities at properties, such as formerly operated manufacturing facilities, that we do not currently own. The cost of assessment and remediation of contaminated properties could be substantial and materially adversely affect our financial results. These costs could include, without limitation, costs of investigation and assessment, corrective measures, installation of pollution control equipment and other remediation and closure costs, as well as resolution of third-party claims for property damage and personal injury as a result of alleged violations of, or liabilities arising out of, environmental laws and regulations. Although we believe we currently have adequate liabilities recorded, legal requirements relating to assessment and remediation of contaminated properties continue to become more stringent and there can be no assurance that actual expenditures will not exceed current liabilities and forecasts, or that other presently unknown liabilities will not be discovered in the future. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation of this Report and Note 10 — Environmental Liabilities of our consolidated financial statements for additional information.

The potential longer-term impacts of climate-related risks remain uncertain at this time.
Climate change and its impacts on people and our planet continues to be a topic of significant focus and attention to our customers, investors and various other stakeholders. Based on currently available information, we do not expect climate-related issues or associated expenditures to have a material adverse impact on our business, financial condition or results of operations in fiscal 2022 or over the next several years, but we can give no assurance that expenditures will not exceed current expectations, and such expenditures may increase in future years. Additional information regarding climate change and the Company is available in our 2021 Environmental, Social and Governance Report (“ESG Report”) which can be found on our website at www.rayonieram.com. The ESG Report includes, among other things, assessments, metrics and targets aligned to the Task Force on Climate-Related Financial Disclosures (TCFD) and Sustainable Accounting Standards Board (SASB) reporting frameworks. The information contained in our ESG Report is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Any targets or goals with respect to matters discussed herein or in our ESG Report are forward-looking statements and may be aspirational. These targets or goals are not guarantees of future results and involve assumptions and known and unknown risks and uncertainties, some of which are beyond our control.

The Company considers and evaluates climate-related risks in three general categories: Regulatory; Transition to a low-carbon economy; and Physical risks related to climate-change.

Regulatory. There are numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the United States, Canada and France, where we have operations, most of these initiatives and proposals would, or currently do, regulate and/or tax, in one fashion or another, the production of carbon dioxide and other greenhouse gases (“GHGs”) to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use more “clean energy.” Initiatives that materially impact purchased electricity prices could increase our manufacturing costs, especially in our Canadian operations, because our operations in Canada use more purchased electricity (on a percentage basis) than our U.S. facilities. In addition, the federal government of Canada has indicated its intent to regulate priority air pollutants and GHGs under the Clean Air Act and the Canadian Environmental Protection Act. Under the proposed regulatory targets, our Canadian pulp and paper mills may be required to reduce air pollutants, such as particulate matter (“PM”), sulphur oxides (“SOx”) emissions, nitrogen oxides (“NOx”) and GHGs. While industry consultations are ongoing with the federal government, the cost of making any such reductions is currently unknown; however, the requirements associated with PM, SOx and NOx are not expected to be material to us given our current operations and pollution control systems.

The federal government of Canada has adopted the Greenhouse Gas Pollution Pricing Act which implements the federal carbon pollution pricing system. Under the provisions of the Greenhouse Gas Pollution Pricing Act, the provinces, who have implemented their own carbon pollution price, or a “cap-and-trade” system, will not be subject to the federal program provided their program meets the minimum federal pricing and emissions reduction targets. Quebec implemented a “cap-and-trade” program for GHGs which meets the minimum criteria. Our Temiscaming plant in Québec was a net purchaser of credits under these programs in 2021. To date, the cost of GHG credits under cap-and-trade programs purchased by our business and incorporated into the overall cost of our purchased wood fiber has not been material, though no assurances can be given that they will not substantially increase in the future because the future state of the law and the cost of GHG credits in applicable jurisdictions is currently not known.

Transition. The transition to a low carbon economy, as predicted by many investors and other stakeholders, poses both risks and opportunities for us that are, as yet, not quantified. Similar to other manufacturers in our industry, we use biomass, natural gas, liquid fossil fuels and purchased electricity to power our plants. Changes in policy, regulation or technology related to fuels that we, or our electricity providers, use could materially increase our costs. Additionally, customers continue to express a desire for certified material and improvements in sustainable performance.

At the same time, our main product lines (cellulose specialties and viscose grade commodity dissolving wood pulps) as well as all of our other products, are made from wood as their primary raw material, which is a renewable, natural raw material. In addition, our cellulose specialty products are natural polymers that potentially can be used as an effective, more climate-friendly substitute for certain applications which currently use fossil fuel-based products. However, these opportunities, as well as their attendant risks, including for our new 2G bioethanol project in Tartas, France, are not fully known or understood at this time.

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

As of December 31, 2021, our total combined indebtedness was approximately $0.9 billion. This significant amount of debt could have material adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flows from operations to be used for interest payments on this debt;
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
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock; and

•limiting access to liquidity, including through our variable interest asset-based revolving credit facility.

To the extent we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. See Note 9 — Debt and Finance Leases in our consolidated financial statements for further information regarding our debt obligations.

The phase-out of LIBOR as an interest rate benchmark in 2023 may impact our borrowing costs.

The reporting of financial information used to determine LIBOR is scheduled to be phased out beginning in 2023. As of December 31, 2021, we had no indebtedness outstanding with interest payment terms based on LIBOR. However, under the terms of our asset-based revolving credit facility, loans are subject to LIBOR or a comparable or successor widely-published alternative rate designated by the administrative agent. We have not yet been advised by the administrative agent of its selected alternative rate, and although the Secured Overnight Financing Rate (SOFR) is expected to be the alternative rate that replaces LIBOR, we cannot predict what margin adjustments and related terms would be negotiated with our loan counterparties. As a result, our interest expense could increase. While we do not believe that a change from LIBOR to an alternative rate will have a material adverse impact on our borrowing costs or ability to access capital, no assurances relating to the potential impact can be provided at this time.

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

Merger and Acquisition Risks
We closed on the sale of the lumber and newsprint facilities and related assets to GreenFirst on August 28, 2021; Fifteen percent (15%) of the purchase price for the GreenFirst transaction was paid in the common shares of the capital of GreenFirst (to be held by us for a minimum of six (6) months following the transaction closing) and our ability to ultimately realize the benefit of this consideration is subject to market conditions and GreenFirst’s future performance.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table details the material properties we owned or leased at December 31, 2021:

Segment/Location	Annual Production Capacity (a)	Owned/Leased
High Purity Cellulose Facilities:
Jesup, Georgia, United States	330,000 metric tons of cellulose specialties or commodity products 245,000 metric tons of commodity products	Owned
Fernandina Beach, Florida, United States	155,000 metric tons of cellulose specialties or commodity products	Owned
Temiscaming, Quebec, Canada	150,000 metric tons of cellulose specialties or commodity products	Owned
Tartas, France	140,000 metric tons of cellulose specialties or commodity products	Owned
Paperboard Facilities:
Temiscaming, Quebec, Canada	180,000 metric tons of paperboard	Owned
High-Yield Pulp Facilities:
Temiscaming, Quebec, Canada	290,000 metric tons of high-yield pulp	Owned
Corporate and Other:
Jacksonville, Florida, United States	Corporate Headquarters	Leased
(a)    Capacity of our manufacturing facilities is based on historic average production and is not adjusted for potential market related downtime and/or reliability issues.
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. As a result, production capacities may vary from the amounts listed above. The facilities, warehouses, machinery and equipment in use as of December 31, 2021 are in good operating condition and in regular use.

Item 3.	Legal Proceedings
As disclosed in Note 21 — Commitments and Contingencies of our consolidated financial statements, we are engaged in certain legal proceedings, and the disclosure set forth in Note 21 relating to legal proceedings is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the trading symbol “RYAM”.
Holders
The number of record holders of our common stock at February 24, 2022 was 3801.
Dividends
On September 6, 2019, our Board of Directors suspended our quarterly common stock dividend. The declaration and payment of future common stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deem relevant. In addition, our debt facilities place limitations on the declaration and payment of future dividends. No dividends were declared in 2020 or 2021.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
September 26 to October 30	—	$—	—	$60,294,000
October 31 to November 27	—	$—	—	$60,294,000
November 28 to December 31	—	$—	—	$60,294,000
Total	—		—
(a)    On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. As of December 31, 2021, the remaining unused authorization under our share buyback program was approximately $60 million. See Note 13 — Incentive Stock Plans for additional information.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report for information relating to our equity compensation plans.

Stock Performance Graph
The following graph compares the performance of our common stock (assuming reinvestment of dividends) with a broad-based market index, Standard & Poor’s (“S&P”) Small Cap 600, and an industry-specific index, the S&P 500 Materials Index. The table and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

    The data in the following table was used to create the previous graph:

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Rayonier Advanced Materials	$100	$135	$71	$26	$45	$39
S&P Small Cap 600	$100	$113	$104	$127	$141	$179
S&P 500 Materials Index	$100	$124	$106	$132	$158	$202
Recent Sales of Unregistered Securities
    During 2021, we did not issue or sell any unregistered equity securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a diversified global leader of cellulose-based technologies that operates in the following business segments:
•High Purity Cellulose
•Paperboard
•High-Yield Pulp
Our High Purity Cellulose business has leading positions in the cellulose specialties markets. In addition, our other business segments provide a more diversified earnings stream.
The following significant events occurred in 2021, 2020 and 2019:
•Our businesses were impacted by the coronavirus ("COVID-19") pandemic in 2021 and 2020. However, due to the role we play in producing critical raw materials for pharmaceutical, food, cleaning and other products, our manufacturing facilities in the U.S., Canada and France have operated continuously throughout the pandemic. In order to mitigate the impact of COVID-19 on our financial results and operations, we implemented and have maintained protocols to reduce the potential spread of COVID-19 in our operating facilities and work spaces.
•In December 2021, we settled certain U.S. pension liabilities through the purchase of annuity contracts with an insurance company who assumed responsibility for related future pension benefits. The settlement resulted in the recognition of approximately $6 million in settlement expenses which were recognized in the Other components of net periodic benefit income (expense) line item in the Consolidated Statements of Income and Comprehensive Income. See Note 17 — Employee Benefit Plans of our consolidated financial statements for additional information.
•In October 2021, pursuant to a notice previously provided to the trustee under the indenture governing our 7.625% Senior Secured Notes due 2026 (the “Secured Notes”), we redeemed $25 million of the Secured Notes at a redemption price of 103 percent. In connection with the redemption, we recorded a $1 million loss. The loss is recorded in Gain (loss) on debt extinguishment in the Consolidated Statements of Income and Comprehensive Income.
•During the third quarter of 2021, we repurchased approximately $127 million of our 5.50% Senior Notes due 2024 (the “Unsecured Notes”) through several open-market transactions and retired such Unsecured Notes for approximately $124 million in cash. In connection with the repurchases, we recorded a net gain of $2 million, net of the write-off of $1 million of deferred financing costs associated with the Unsecured Notes. The net gain is recorded in Gain (loss) on debt extinguishment in the Consolidated Statements of Income and Comprehensive Income.
•On August 28, 2021, we completed the sale of our lumber and newsprint facilities and certain related assets (the “Purchased Assets”) located in Ontario and Québec Canada to GreenFirst Forest Products, Inc. (“GreenFirst”). As a result of the sale, the lumber and newsprint assets and operations have been presented as discontinued operations and we have reclassified certain prior year amounts to conform to this presentation. Unless otherwise stated, information in this Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“this MD&A”) relates to our continuing operations. We present businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 3 —Discontinued Operations for additional information.
•In December 2020, we issued $500 million in aggregate principal amount of 7.625 percent senior secured notes due 2026 (the “Senior Secured Notes”), at an offering price of 100 percent of the principal amount thereof. We also entered into a five-year senior secured asset-based revolving credit facility with an initial committed amount of $200 million (the “ABL Revolving Credit Facility”). In connection with these transactions, we terminated all commitments and repaid all outstanding obligations under our Senior Secured Credit Facilities and recorded a loss on debt extinguishment of $8 million. See Note 9 — Debt and Finance Leases of our consolidated financial statements for additional information.
•In December 2020, the USDOC reduced from 20 percent to 9 percent the duties we paid in 2017 and 2018 for the importation of softwood lumber into the U.S. from Canada.
•In November 2019, we completed the sale of the Matane Mill for $175 million and used $100 million of the net proceeds to repay borrowings under our prior Senior Secured Credit Facilities. As a result of the sale, the Matane

Mill’s operating results have been classified as discontinued operations in our consolidated financial statements and we reorganized our operating and reportable segments to align with our new management reporting structure. Included in discontinued operations is allocated interest expense, due to the required loan payments, and professional fees incurred to sell the operation. See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.
•In October 2019, we settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of approximately $9 million in settlement expenses which were recognized in “Other components of net periodic benefit costs” in our financial statements. See Note 17 — Employee Benefit Plans of our consolidated financial statements for additional information.
•In September 2019, and again in June 2020, we amended our Senior Secured Credit Facilities. See Note 9 — Debt and Finance Leases of our consolidated financial statements for additional information.
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
Wood fiber, chemicals, and energy represent approximately 27 percent, 15 percent and 6 percent, respectively, of our per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent our remaining cost of sales.
Paperboard
We manufacture and market paperboard that is used for printing documents, brochures, promotional materials, packaging, paperback book or catalog covers, file folders, tags, and tickets.
Pricing for paperboard is typically referenced to published indices and marketed through our internal sales team. Our production facility located in Canada has the capacity to annually produce 180,000 metric tons of paperboard. Wood pulp, chemicals, and energy represent approximately 67 percent, 15 percent and 5 percent, respectively, of our per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent our remaining cost of sales.
High-Yield Pulp
We manufacture and market high-yield pulp which is used by paper manufacturers to produce paperboard, packaging, printing and writing papers and a variety of other paper products. Pricing for high-yield pulp is typically referenced to published indexes marketed through our internal sales team. Our production facility located in Canada has the capacity to annually produce 290,000 metric tons of high-yield pulp.
Wood fiber, chemicals, and energy represent approximately 20 percent, 11 percent and 11 percent, respectively, of our per metric ton cost of sales. Labor, manufacturing and maintenance supplies, depreciation, manufacturing overhead and transportation costs represent our remaining cost of sales.

Market Assessment
This market assessment represents our best current estimate of each of our business segments in this environment.
High Purity Cellulose
Amid strong demand for cellulose specialties, sales prices are expected to increase double digit percent for 2022, while sales volumes are also expected to increase. Demand for commodity products also remains solid. Commodity prices in the first quarter of 2022 are expected to be slightly higher than fourth quarter levels as fluff price increases are expected to offset slight declines in viscose pulp prices. Total sales volumes will be dependent on managing ongoing supply-chain constraints and production reliability, including extensive planned outages in all four facilities in 2022. We also remain committed to investing in our core business to improve reliability and foster innovation for growth. Overall, we expect to drive incremental Adjusted EBITDA for the segment compared to 2021. However, we expect a slow start to the year as we execute extensive maintenance outages in our Jesup, Fernandina Beach and Temiscaming facilities to addresses reliability on major pieces of equipment within the production process in the first half of 2022. We are also managing production reliability ahead of the outages, along with supply chain disruptions and higher raw material and energy costs.
Paperboard
Paperboard prices continue to increase driven by strong demand in both commercial printing and packaging segments. Demand for renewable packaging continues to grow as consumers and governments drive more sustainable solutions. Our unique Kallima® brand paperboard provides a solution with its greater surface area to weight properties and we continue to look for opportunities to expand the product offerings to meet the rising demand for sustainable packaging. Raw material costs are expected to rise in the first quarter as North American pulp prices remain high driven by industry capacity reductions.
High-Yield Pulp
While High-yield pulp markets have rebounded recently, we expect to realize lower prices in the first quarter of 2022 driven by lower selling prices contracted in the fourth quarter. Supply-chain constraints may also continue to impact sales volumes, while the costs are expected to increase driven by chemical and transportation costs.
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
Property, Plant & Equipment
Depreciation expense is computed using the units-of-production method for our High Purity Cellulose, Paperboard, High-Yield Pulp plant and equipment and the straight-line method for all other property, plant and equipment over the useful economic lives of the assets involved. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. The physical life of equipment, however, may be shortened by economic obsolescence caused by environmental regulation, competition or other causes. We depreciate our non-production assets, including office, lab, and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. We believe these depreciation methods are appropriate for us, versus other generally accepted accounting methods, because they most closely match our revenues with expenses.
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
Accounting Estimates:
Environmental liabilities
At December 31, 2021, we had $171 million of accrued liabilities for environmental costs relating to disposed operations. Numerous price, quantity, cost and probability assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and work-plans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. Quarterly, we review our environmental liabilities related to assessment activities and remediation costs and adjust them as necessary. Liabilities for financial assurance, monitoring and maintenance activities and other activities are assessed annually. A significant change in any of these estimates could have a material effect on our results of operations. See Note 10 — Environmental Liabilities of our consolidated financial statements for more information.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
Our defined benefit pension and postretirement plans for employees in the U.S. and Canada require numerous estimates and assumptions to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although authoritative guidance on how to select most of these assumptions exists, we exercise some degree of judgment when selecting these assumptions based on input from our actuary and other advisors. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements.
Our long-term return plan assets assumption was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual historical annualized rate of returns. In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high-quality (AA rated), long-term corporate bond rates into their calculations. The weighted average discount rate increased from 2.48 percent at December 31, 2020 to 2.82 percent at December 31, 2021.
Our defined pension plans were underfunded by $126 million at December 31, 2021. The underfunded status decreased by $78 million in 2021, primarily due to the settlements of certain Canadian and US pension plans. In 2022, pension expense is expected to decrease due to an decrease in service cost and lower amortization of actuarial losses partly offset by higher interest cost and lower expected return on assets. Future pension expense will be impacted by many factors including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. See Note 17 — Employee Benefit Plans of our consolidated financial statements for more information.
As required under Accounting Standards Codification (“ASC”) 715 Compensation-Retirement Benefits, we have recorded the impact of settlements and de-recognition of projected benefit obligations in connection with the wind up of certain plans and the purchase of annuity contracts from third party insurance companies who have assumed responsibility for related future pension benefits. In 2021, we purchased annuity contracts from a third-party insurance company who assumed responsibility for future pension benefits for certain participants in our U.S. defined benefit plan and recorded a loss of $6 million on the settlement and de-recognition of the projected benefit obligation. Additionally, during 2021 and 2020, we started the process of winding up certain Canadian pension plans and as a result recorded a settlement loss of $2 million and a gain of $2 million, respectively. In 2019, we purchased annuity contracts from a third-party insurance company who assumed responsibility for future pension benefits for certain participants in our Canadian defined benefit plans and recorded a loss of $9 million on the settlement and de-recognition of the projected benefit obligation.
In 2021, we made mandatory contributions and benefit payments to plan participants of approximately $9 million. During 2022, we expect to make mandatory and discretionary benefit payments to plan participants of approximately $9 million. Future mandatory contribution requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and legal requirements to maintain a certain funding status.
The sensitivity of pension expense and projected benefit obligation related to our pension plans to changes in economic assumptions is highlighted below:

	Impact on (in millions):
	Effect on 2022 Pension Expense	Effect on December 31, 2021 Projected Benefit Obligation
Change in Assumption	(Decrease)/Increase	Increase (Decrease)
50 bp decrease in discount rate	$3	$52
50 bp increase in discount rate	$(2)	$(46)
50 bp decrease in long-term return on assets	$3
50 bp increase in long-term return on assets	$(3)
Realizability of both recorded and unrecorded tax assets and tax liabilities
We have recorded certain deferred tax assets we believe will be realized in future periods. The recognition of these tax assets is based on our analysis of both positive and negative evidence about the future realization of the tax benefit of each existing deductible temporary difference or carryforward. Future realization is based on the existence of sufficient taxable income of the appropriate character, within the appropriate taxing jurisdiction (for example country, state or province), and within the carryback and carryforward periods available under the applicable tax laws. The strongest form of positive evidence is the evaluation of historical earnings, which should be considered with future earnings projections within the applicable carryforward periods. This evidence supports the realizability of most recorded deferred tax assets. Tax assets are reviewed periodically for realizability. This review requires management to make assumptions and estimates about future profitability affecting the realization of these tax assets. If the review indicates the realizability may be less than likely, a valuation allowance is recorded.
Our income tax returns are subject to examination by U.S. federal and state taxing authorities as well as foreign jurisdictions, including Canada and France. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 19 — Income Taxes of our consolidated financial statements for more information.

Results of Operations
Summary of our results of operations for each of the following years ended December 31:

Financial Information (in millions, except percentages)	2021	2020	2019
Net Sales	$1,408	$1,344	$1,431
Cost of Sales	(1,333)	(1,280)	(1,377)
Gross Margin	75	64	54
Selling, general and administrative expenses	(76)	(78)	(81)
Other operating expense, net	(9)	(16)	(25)
Operating Income (Loss)	(10)	(30)	(52)
Interest expense	(66)	(56)	(52)
Interest income and other, net	—	(7)	—
Other components of net periodic benefit (expense)	(4)	3	—
Unrealized loss on GreenFirst equity securities	(4)	—	—
Gain (loss) on debt extinguishment	1	(8)	—
Income (Loss) from Continuing Operations before Income Taxes	(83)	(98)	(104)
Income Tax Benefit	35	61	20
Equity loss of equity method investments	(2)	(1)	—
Loss from Continuing Operations	$(50)	$(38)	$(84)
Income from discontinued operations, net of taxes	116	39	61
Net Income (Loss)	$66	$1	$(23)

Gross Margin %	5.3%	4.8%	3.8%
Operating Margin %	(0.7)%	(2.2)%	(3.6)%
Effective Tax Rate %	41.9%	62.0%	19.5%

Results of Operations, Year Ended December 31, 2021 versus December 31, 2020
Net sales by segment were as follows:

	2021	2020
Net Sales (in millions)
High Purity Cellulose	$1,091	$1,051
Paperboard	208	190
High-Yield Pulp	136	125
Eliminations	(27)	(22)
Total Net Sales	$1,408	$1,344
Net sales increased $64 million or 5 percent, in 2021 compared to 2020, driven by higher sales prices across all three of our segments. For a further assessment of changes in net sales, see the discussion of “Operating Results by Segment” for 2021 compared to 2020 discussion below in this MD&A.

Operating income by segment was as follows:

	2021	2020
Operating income (loss) (in millions)
High Purity Cellulose	$20	$7
Paperboard	13	18
High-Yield Pulp	7	—
Corporate	(50)	(55)
Total Operating Income (Loss)	$(10)	$(30)
Operating loss for 2021 improved by $20 million when compared to the prior year. The improvement was primarily driven by higher High Purity Cellulose commodity prices and cellulose specialties sales volumes, as well as higher High-Yield Pulp and Paperboard sales prices, partly offset by higher input costs, shipping constraints and equipment reliability issues resulting in lower production. For a further assessment of changes of operating income, see the “Operating Results by Segment” for 2021 compared to 2020 discussion below in this MD&A.
Non-operating Expenses
Interest expense for 2021 increased $10 million, primarily driven by the higher interest rate and additional amortization of debt issuance costs related to the December 23, 2020 refinancing of our prior Senior Secured Credit Facilities.
In 2021, we repurchased approximately $127 million of our Unsecured Notes and redeemed $25 million of the Secured Notes. In connection with these transactions, we recorded a net gain on extinguishment of long-term debt of $1 million. During 2020, the refinancing of the Senior Secured Notes resulted a loss from extinguishment of long-term debt of $8 million, primarily from writing off unamortized deferred financing fees. For additional information, see Note 9 — Debt and Finance Leases.
Included in 2021 is a $4 million unrealized loss associated with shares of GreenFirst received in connection with the sale of lumber and newsprint assets. See Note 3 — Discontinued Operations.
Other components of net periodic benefit (expense) changed by $7 million to a $4 million expense primarily as a result of $8 million related to pension settlement losses recorded during 2021. See Note 17 — Employee Benefit Plans.
Income Taxes
The effective tax rate for 2021 was a benefit of 42 percent. The 2021 effective tax rate differs from the statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Canadian deferred tax assets at a higher blended statutory tax rate in Canada. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces due to the sale of lumber and newsprint assets. The 2020 effective tax rate from continuing operations was a benefit of 62 percent. See Note 19 — Income Taxes of our consolidated financial statements for additional information.

Discontinued Operations
Sale of lumber and newsprint assets
On August 28, 2021, we completed the sale of our lumber and newsprint facilities and certain related assets (the “Purchased Assets”) located in Ontario and Québec, Canada to GreenFirst for $232 million. At closing, we received $193 million in cash, 28.7 million shares of GreenFirst’s common stock with a deemed fair value of $42 million and a credit note issued to us by GreenFirst in the amount of CAD $8 million (approximately USD $5 million after present value discount). The credit note may be offset against amounts owed to GreenFirst in the future for wood chip purchases, equally over the next 5 years. The GreenFirst shares will be held for a minimum of six months. The cash received at closing was preliminary and subject to final purchase price adjustments. Driven primarily by lower inventory balances, we previously estimated the cash portion of the purchase price to be reduced by $8 million, to $185 million. Further, after inclusion of other adjustments resulting from events related to the sale, we estimated to ultimately incur a total net cash outflow of approximately $3 to $4 million. Pursuant to the terms of the asset purchase agreement, together with GreenFirst, we have engaged a third party to assist in finalizing certain adjustments related to the inventory valuation, in the amount of $6 million, which remain unresolved. In connection with the sale, we recorded a preliminary gain on sale of $4 million, net of tax, inclusive of currently estimated purchase price adjustments. The preliminary net gain is included in the results of discontinued operations.
The Purchased Assets excluded accounts receivable, accounts payable, certain retained inventory and rights and obligations to softwood lumber duties, generated or incurred through the closing date. Since 2017, we have paid a total of $112 million in duties. We expect a cash tax impact of $1 million as a result of this transaction.
In connection with the transaction, we entered into a 20 year wood chip and residual fiber supply agreement with GreenFirst as well as a transition services agreement. The transition services agreement is expected to end in the second quarter of 2022.
See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.

Operating Results by Segment
High Purity Cellulose

(dollars in millions, except average sales prices)	2021	2020
Net Sales	$1,091	$1,051
Operating Income	$20	$7

Average Sales Prices ($ per metric ton):	$1,122	$992

Sales Volumes (thousands of metric tons):	884	976
Changes in High Purity Cellulose net sales are as follows:

Net Sales (in millions)	2020	Changes Attributable to:		2021
		Price	Volume/Mix
Cellulose Specialties	$685	$(20)	$47	$712
Commodity Products and Other	283	76	(80)	279
Other Sales (a)	83	—	17	100
Total Net Sales	$1,051	$56	$(16)	$1,091
(a) Other sales include sales of electricity, lignin and other by-products to third parties.
Total net sales increased $40 million, or 4%, in 2021. Sales prices for cellulose specialties decreased 3 percent during the year ended December 31, 2021 whereas commodity prices increased 37 percent. Cellulose specialties sale volumes increased 7 percent while commodity sales volumes declined 28 percent for the full year compared to 2020, driven by increased demand in cellulose specialties. However, overall sales volumes were impacted by shipping constraints and reliability issues, including a kiln reliability disruption at the Jesup, GA facility which negatively impacted commodity production by approximately 10,000 metric tons in the third quarter of 2021.

Changes in High Purity Cellulose operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2020	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2021
Operating Income	$7	$56	$10	$(56)	$3	$20
Operating Margin %	0.7%	5.0%	1.0%	(5.1)%	0.2%	1.8%
(a) Volume/Sales Mix computed based on contribution margin.
Operating income increased by $13 million in 2021 when compared to the prior year primarily due to higher commodity prices, partially offset by increased costs driven by inflation on key material inputs, and higher maintenance and logistics expenses. Offsetting energy costs in 2021 is a $12 million favorable impact related to sales of emission allowances associated with our operations in Tartas, France. Included in SG&A and other costs is our share of the loss of the lignin joint venture of $2 million and $4 million during 2021 and 2020, respectively.
Paperboard

(dollars in millions, except average sales prices)	2021	2020
Net Sales	$208	$190
Operating income	$13	$18
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,165	$1,076
Sales Volumes (in thousands of metric tons) (a):
Paperboard	179	176
Changes in Paperboard net sales are as follows:

Net Sales (in millions)	2020	Changes Attributable to:		2021
		Price	Volume/Mix
Paperboard	$190	$16	$2	$208
Total net sales increased $18 million, or 9 percent in 2021. Paperboard sales prices increased 8 percent and sales volumes increased 2 percent in 2021. The increased volumes and prices were driven by improved market demand.
Changes in Paperboard operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2020	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2021
Operating Income	$18	$16	$1	$(22)	$—	$13
Operating Margin %	9.5%	7.0%	0.3%	(10.5)%	—%	6.3%
(a) Computed based on contribution margin.
Operating income declined $5 million in 2021 due to increased costs from higher raw material pulp input prices partially offset by the increase in sales prices.

High-Yield Pulp

(dollars in millions, except average sales prices)	2021	2020
Net Sales	$136	$125
Operating income	$7	$—
Average Sales Prices ($ per metric ton):
High-Yield Pulp (a)	$546	$470
Sales Volumes (in metric tons):
High-Yield Pulp (a)	197	217
(a) Average sales prices and volumes for external sales only. For the year ended December 31, 2021 and December 31, 2020, the High-Yield Pulp segment sold 68,000 metric tons and 66,000 metric tons of high-yield pulp for $28 million and $23 million, respectively, to the Paperboard segment.
Changes in High-Yield Pulp net sales are as follows:

Net Sales (in millions)	2020	Changes Attributable to:		2021
		Price	Volume/Mix
High-Yield Pulp Net Sales	$125	$19	$(8)	$136
Total net sales increased $11 million, or 9 percent, in 2021. Average pulp sales prices increased 16 percent, driven by market demand improvements. Pulp sales volumes decreased 9 percent impacted by shipping constraints.
Changes in High-Yield Pulp operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2020	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2021
Operating Income	$—	$19	$(4)	$(8)	$—	$7
Operating Margin %	—%	13.2%	(2.2)%	(5.9)%	—%	5.1%
(a) Computed based on contribution margin.
Operating income for High Yield Pulp increased $7 million in 2021, driven by higher sales prices, partially offset by lower sales volumes, driven by logistics constraints, and higher operational costs.
Corporate

(in millions)	2021	2020
Operating loss	$(50)	$(55)
The operating loss for Corporate decreased by $5 million to $50 million in 2021, when compared to 2020, primarily due to favorable foreign currency impacts.

Results of Operations, Year Ended December 31, 2020 versus December 31, 2019

	2020	2019
Net Sales (in millions)
High Purity Cellulose	$1,051	$1,127
Paperboard	190	200
High-Yield Pulp	125	128
Eliminations	(22)	(24)
Total Net Sales	$1,344	$1,431
Net sales decreased $87 million, or 6 percent, in 2020 compared to 2019. The decrease was primarily driven by lower high purity cellulose sales prices. For further assessment of changes in net sales, see “Operating Results by Segment” for 2020 compared to 2019 discussion below in this MD&A.
Operating income by segment was as follows:

	2020	2019
Operating Income (in millions)
High Purity Cellulose	$7	$7
Paperboard	18	4
High Yield Pulp	—	3
Corporate	(55)	(66)
Total Operating Income	$(30)	$(52)
Operating income for 2020 improved $22 million when compared to the prior year. The increase was primarily due to lower costs driven by improved operating reliability.
Non-operating Expenses
Interest expense for 2020 increased $4 million driven by the higher interest rate margin from the amendments to our credit facilities held during most of 2020, as well as increased amortization of debt issuance costs. In December 2020, in connection with the early repayment of the Senior Secured Credit Facility, we recorded a loss from extinguishment of long-term debt of $8 million, primarily from writing off unamortized deferred financing fees. For additional information, see Note 9 — Debt and Finance Leases.
Other components of net periodic benefit (expense) changed by $3 million to a $3 million benefit during 2020 as a result of a $2 million pension settlement and curtailment gain recorded during the fourth quarter of 2020. See Note 17 — Employee Benefit Plans.
Income Taxes
The effective tax rate for continuing operations for the year ended December 31, 2020 was 62 percent. The 2020 effective tax rate benefit differs from the federal statutory rate of 21 percent primarily due to benefits from the CARES Act, the release of certain valuation allowances related to nondeductible interest expense, tax return to accrual adjustments, and tax credits, partially offset by increases to uncertain tax position reserves, nondeductible executive compensation, and lower tax deductions on vested stock compensation. The 2019 effective tax rate from continuing operations was a benefit of 20 percent. See Note 19 — Income Taxes of our consolidated financial statements for additional information.
Discontinued Operations
We have presented the operating results for our lumber and newsprint assets sold August 2021, and our Matane operations sold in November 2019, as discontinued operations for the years ended December 31, 2020 and 2019.

Included in discontinued operations for the sale of the above operations is allocated interest expense for debt that was required or expected to be repaid upon completion of the transactions. In addition, legal and administrative costs to sell the operations are included in discontinued operations. Income from discontinued operations during the year ended December 31, 2020 included a $1 million benefit resulting from the final working capital adjustment as required by the Matane sale agreement. See Note 3 — Discontinued Operations of our consolidated financial statements for additional information.

Operating Results by Segment
High Purity Cellulose

(dollars in millions, except for average sales prices)	2020	2019
Net Sales	$1,051	$1,127
Operating Income	$7	$7

Average Sales Prices ($ per metric ton):	$992	$1,083

Sales Volumes (thousands of metric tons):	976	964
Changes in High Purity Cellulose net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Volume/Mix
Cellulose specialties	$765	$11	$(91)	$685
Commodity products and other	280	(44)	47	283
Other sales (a)	82	—	1	83
Total Net Sales	$1,127	$(33)	$(43)	$1,051
(a) Other sales include sales of electricity, resins, lignin and other by-products to third parties.
Total net sales decreased $76 million, or 7 percent, in 2020. Sales prices for cellulose specialties increased 2 percent during the year ended December 31, 2020 whereas commodity prices declined 17 percent, primarily driven by impacts on demand on the larger commodity pulp and textile markets related to COVID-19 and a China trade dispute. Cellulose specialties sale volumes declined 12 percent primarily due to the impact on demand, driven by COVID-19. Commodity sales volumes increased 21 percent for the full year compared to 2019, driven by the recovery of the textile markets in the second half of 2020.
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
Paperboard

(dollars in millions, except average sales prices)	2020	2019
Net Sales	$190	$200
Operating income	$18	$4
Average Sales Prices ($ per metric tons) (a):
Paperboard	$1,076	$1,103
Sales Volumes (in thousands of metric tons) (a):
Paperboard	176	181

Changes in Paperboard net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Volume/Mix
Paperboard	$200	$(5)	$(5)	$190
Total net sales declined $10 million, or 5 percent, in 2020. Paperboard sales prices declined 2 percent due to increased competition. Paperboard sales volumes decreased 3 percent.
Changes in Paperboard operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2019	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2020
Operating Income	$4	$(5)	$(2)	$21	$—	$18
Operating Margin %	2.0%	(2.5)%	(1.1)%	11.1%	—%	9.5%
(a) Computed based on contribution margin.
Operating income increased $14 million in 2020 due to decreased costs from lower pulp raw material prices as well as lower transportation costs.
High-Yield Pulp

(dollars in millions, except for average sales prices)	2020	2019
Net Sales	$125	$128
Operating income	$—	$3
Average Sales Prices ($ per metric ton):
High-Yield Pulp (a)	$470	$499
Sales Volumes (in metric tons):
High-Yield Pulp (a)	217	207
(a) Average sales prices and volumes for external sales only. For the year ended December 31, 2020 and December 31, 2019, the High-Yield Pulp segment sold 66,000 metric tons and 66,000 metric tons of high-yield pulp for $23 million and $25 million, respectively, to the Paperboard segment.
Changes in High-Yield Pulp net sales are as follows:

Net Sales (in millions)	2019	Changes Attributable to:		2020
		Price	Volume/Mix
High-Yield Pulp	$128	$(8)	$5	$125
Total net sales declined $3 million, or 2 percent, in 2020. Average pulp sales prices declined 6 percent due to weak market conditions during 2020. Pulp sales volumes increased 5 percent.

Changes in High-Yield Pulp operating income are as follows:

Operating Income (in millions)		Gross Margin Changes Attributable to:
	2019	Price	Volume/ Sales Mix (a)	Cost	SG&A and other	2020
Operating Income	$3	$(8)	$2	$3	$—	$—
Operating Margin %	2.3%	(6.5)%	1.8%	2.4%	—%	—%
(a) Sales volume computed based on contribution margin.
Operating income for High-Yield Pulp decreased $3 million during 2020, driven by lower pulp prices, partly offset by higher pulp sales volumes. Costs improved primarily from lower transportation expenses, partially offset by higher energy costs.
Corporate

(in millions)	2020	2019
Operating loss	$(55)	$(66)
The operating loss for Corporate decreased by $11 million to $55 million in 2020, when compared to 2019, primarily due to lower environmental reserves charges and reduced spending, partially offset by higher non-cash amortization of technology costs and unfavorable currency impacts in 2021 and the impact of an insurance recovery in 2020.
Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. However, our operating cash flows have been volatile in recent years due to decreases in market prices for our commodity products as well as impacts driven by the COVID-19 pandemic. In response, we have maintained a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures.
During the third quarter of fiscal 2021, we repurchased approximately $127 million of our Unsecured Notes through open-market transactions and retired such Unsecured Notes for approximately $124 million in cash. In October 2021 pursuant to a notice previously provided to the trustee under the indenture governing our Secured Notes, we redeemed $25 million of the Secured Notes at a redemption price of 103 percent.
We amended our prior Senior Secured Credit Facility in 2019 and again in 2020 to provide us with financial flexibility. In December 2020, we terminated our prior Senior Secured Credit Facility, entered into an ABL Credit Facility and completed the refinancing of certain debt. See Note 9 — Debt and Finance Leases of our consolidated financial statements for additional information.
As of December 31, 2021, we are in compliance with all financial and other customary covenants. We continue to believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities, although no assurances can be given.
Our non-guarantor subsidiaries had assets of $745 million, year-to-date revenue of $228 million, covenant EBITDA for the last twelve months of $9 million and liabilities of $252 million as of December 31, 2021. For a reconciliation of EBITDA to net income, see the “Performance and Liquidity Indicators” discussion below in this MD&A.
On September 6, 2019, our Board of Directors suspended our quarterly common stock dividend. The declaration and payment of future common stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the Board of Directors deem relevant. In addition, our ABL Credit Facility places limitations on the declaration and payment of future dividends. No dividends were declared in 2020 or 2021.
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. As of December 31, 2021, the remaining unused authorization under our share buyback program was approximately $60 million. For the years ended December 31, 2021 and 2020, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
Material Cash Requirements
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Information regarding letters of credit, surety bonds and other guarantees as of December 31, 2021 is hereby incorporated by reference to Note 21 — Commitments and Contingencies of our consolidated financial statements.
Our purchase obligations payments are expected to be made on natural gas, steam energy and wood chips purchase contracts. As of December 31, 2021, the value of our non-cancellable unconditional purchase obligations was $771 million. See Note 21 — Commitments and Contingencies of our consolidated financial statements for additional information regarding our purchase obligations. We lease certain buildings, machinery and equipment under various operating leases. As of December 31, 2021, future payments to be made under these operating leases are $24 million. See Note 4 —Leases for additional information.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents (a)	$253	$94	$64
Availability under the ABL Credit Facility (b)	103	102	—
Availability under the Revolving Credit Facility (c)	—	—	87
Total debt (d)	929	1,084	1,082
Stockholders’ equity	814	695	683
Total capitalization (total debt plus equity)	1,743	1,779	1,765
Debt to capital ratio	53%	61%	61%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At December 31, 2021, we had $143 million of gross availability and net available borrowings of $103 million after taking into account standby letters of credit of approximately $40 million. In addition to the availability under the ABL Credit Facility, we have $14 million available under an accounts receivable factoring line of credit in France. See Note 21 — Commitments and Contingencies of our consolidated financial statements for additional information.
(c)    In December 2020, all outstanding liabilities under the Senior Secured Credit Facility were paid in full and the related Revolving Credit Facility was terminated.
(d)    See Note 9 — Debt and Finance Leases of our consolidated financial statements for more information.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for each of the following years ended December 31:

Cash Provided by (Used for):	2021	2020	2019
Operating activities-continuing operations	$74	$54	$58
Operating activities- discontinued operations	$159	$70	$(17)
Investing activities-continuing operations	$(97)	$(66)	$(88)
Investing activities-discontinued operations	$183	$(12)	$140
Financing activities	$(157)	$(19)	$(138)

Cash Provided by Operating Activities
Cash flows provided by operating activities of continuing operations increased $20 million during the year ended December 31, 2021, to $74 million, compared to the same prior year period. The increase was driven by higher sales prices across all three of our segments, partially offset by higher costs, the impact of shipping constraints and lower production. In addition, during 2021 we received $35 million in net tax cash refunds and $20 million of Canada Emergency Wage Subsidy (“CEWS”) claims. The year ended December 31, 2020 included a $33 million increase to the U.S. income tax receivable from the passage of the CARES Act in March of 2020.

Cash provided by operating activities of discontinued operations during the year ended 2021 improved by $89 million when compared to the same prior year period, primarily driven by the increase in lumber sales prices.

Cash provided by operating activities of continuing operations decreased $4 million during the year ended December 31, 2020, to $54 million, compared to the same prior year. The decrease was primarily due to lower high purity cellulose sales primarily driven by the impacts of COVID-19. The decrease was partly offset by an increase in income tax receivables later refunded during 2021.

Cash provided by operating activities of discontinued operations during the year ended 2020 improved by $87 million, compared to the same prior year period, primarily driven by higher lumber prices and lower costs from improved reliability

Cash Provided by (Used for) Investing Activities

Cash used for investing activities of continuing operations increased $31 million during the year ended December 31, 2021, compared to the same prior year period primarily from increased custodial capital expenditures. The increase also includes our $4 million investment in Anomera, Inc.

Cash provided by investing activities of discontinued operations increased $195 million, to $183 million, during the year ended December 31, 2021 compared to cash used for investing activities of $12 million in the same prior year period ended. The increase was driven by net cash received in connection with the sale of the lumber and newsprint assets which was completed on August 28, 2021, partially offset by capital expenditures of $9 million in 2021.
Cash used for investing activities of continuing operations during the year ended December 31, 2020 decreased $22 million to $66 million compared to the same prior year period. Capital expenditures from continuing operations decreased $27 million during the year ended December 31, 2020, when compared to the same prior year period. The current year included proceeds of $1 million from the sale of assets and $4 million of contributions for our investment in Anomera. See Note 2 — Summary of Significant Accounting Policies and New Accounting Pronouncements for additional information on the investment.
Cash used in investing activities for discontinued operations during the year ended December 31, 2020 was $12 million compared to cash provided by investing activities of $140 million during the same prior year period. Included in investing activities for December 30, 2019 was proceeds from discontinued operations of $158 million that were received from the November 2019 sale of the Matane mill and $3 million of discontinued operations capital spending.

Cash Provided by (Used for) Financing Activities
Cash used for financing activities increased by $138 million during the year ended December 31, 2021, to $157 million, when compared to the same prior year period. The increase was primarily driven by the open-market purchases of a portion of our Unsecured Notes during the third quarter of 2021, as well as the redemption of $25 million of Secured Notes during the fourth quarter of 2021. Additionally, cash used to repurchase common stock in lieu of income taxes from the vesting of incentive stock grants was $1 million higher during the 2021 period. The year ended December 31, 2020 had $23 million of higher debt issuance costs when compared to the 2021 period. See Note 9 — Debt and Finance Leases and Note 13 — Stockholders' Equity, to our consolidated financial statements for additional information.
Cash used for financing activities decreased $119 million during the year ended December 31, 2020, primarily due a decrease of $109 million in our net long-term debt payments during 2020, compared to the year ended December 31, 2019. In addition, the year ended December 31, 2020 included $5 million of short term borrowings from the France factoring line. Common stock dividends paid decreased by $9 million due to the suspension of the quarterly $0.07 dividend starting in the third quarter of 2019. In addition, the preferred stock dividend payments declined by $10 million in 2020 as the preferred stock automatically converted to common stock in August 2019. During 2020, we incurred $24 million of debt issuance costs primarily from the Senior Secured Notes due 2026 that were issued in December 2020. Common shares repurchased decreased by $6 million during 2020 when compared to the same prior year period due to fewer shares repurchased in lieu of payment of income taxes. See Note 9 — Debt and Finance Leases and Note 13 — Stockholders' Equity for additional information.

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
EBITDA is defined by SEC rules as earnings from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined by us as EBITDA before pension settlement gain/loss, insurance recoveries, loan amendment costs, non-recurring expenses related to our review of its commodity asset portfolio, severance expense, gain on bargain purchase and loss on debt extinguishment. EBITDA and adjusted EBITDA are not necessarily indicative of results that may be generated in future periods.

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA for each of the years ended December 31 (in millions of dollars):

Reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA	2021	2020	2019
Income (loss) from continuing operations	$(50)	$(38)	$(84)
Depreciation and amortization	139	137	142
Interest expense, net	66	56	52
Income tax expense (benefit)	(35)	(61)	(20)
EBITDA	120	94	90
Pension settlement (gain) loss	8	(2)	9
Insurance recovery	—	—	(4)
Loan amendment costs	—	—	4
Non-recurring expense (a)	—	—	1
Severance expense	—	—	1
Loss on debt extinguishment	—	8	—
Adjusted EBITDA	$128	$100	$101
(a) Non-recurring expenses are related to the review of our commodity asset portfolio.
EBITDA and Adjusted EBITDA for 2021 increased compared to 2020, primarily due to higher sales prices across the segments, partially offset by higher costs, the impact of shipping constraints and lower production. EBITDA increased for 2020 compared to 2019, due to lower costs, primarily driven by improved reliability and lower environmental and pension costs, partially offset by the loss on debt extinguishment. Adjusted EBITDA decreased slightly for 2020 compared to 2019. For additional information regarding operating results see “Results of Operations” for 2021 compared to 2020 and for 2020 compared to 2019 discussions above in this MD&A.
Adjusted free cash flows is defined as cash provided by operating activities of continuing operations adjusted for capital expenditures, net of proceeds from sale of assets, excluding strategic capital expenditures. Adjusted free cash flows, as defined by us, is a non-GAAP measure of cash generated during a period which is available for debt reduction, strategic capital expenditures, acquisitions and repurchase of our common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.
Below is a reconciliation of cash flows from operations to adjusted free cash flows for each of the following years ended December 31 (in millions of dollars):

Reconciliation of Cash Flows from Operations to Adjusted Free Cash Flows	2021	2020	2019
Cash provided by operating activities - continuing operations	$74	$54	$58
Capital expenditures, net of proceeds from sale of assets (a)	(76)	(45)	(68)
Adjusted free cash flows - continuing operations	$(2)	$9	$(10)
(a)    Capital expenditures, net of proceeds from sale of assets, excludes strategic capital expenditures which we deem discretionary. Strategic capital expenditures for the years ended December 31, 2021, 2020, and 2019 were $16 million, $17 million, and $20 million, respectively.
Adjusted free cash flows from continuing operations in 2021 decreased compared to 2020, primarily due to higher costs, the impact of shipping constraints and lower production as well as higher capital expenditures.
Adjusted free cash flows from continuing operations in 2020 increased compared to 2019, primarily due to lower costs driven by improved reliability and lower capital expenditures.
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
Environmental Liabilities
For information and details relating to our estimated environmental liabilities, see Item 1A — Risk Factors and Note 10 — Environmental Liabilities of our consolidated financial statements for more information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates, currency and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. See Note 11 — Derivative Instruments for additional information.
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
The prices, sales volumes and margins of the commodity products of our High Purity Cellulose segment and all the products of the High-Yield Pulp segment have historically been cyclically affected by economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates. In general, these products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. While these prices are not directly correlated to commodity dissolving wood pulp and paper pulp prices, changes in commodity dissolving wood pulp and paper pulp prices may impact competitors' actions which can lead to an impact in prices for cellulose specialties products. In addition, slightly over half of our cellulose specialties contracted volumes are under multi-year contracts that expire between 2022 and 2024.
As of December 31, 2021, we had $7 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at December 31, 2021 was $964 million compared to the $928 million principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered accounting firm, appear at pages F-1 through F-48 of this Report on Form 10-K for the year ended December 31, 2021, and are incorporated by reference into this Item 8.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2021.
Internal Control over Financial Reporting
With regard to our internal control over financial reporting as defined in Rule 13a-15(f), our Management’s Report on Internal Control over Financial Reporting on page F-2, and the Reports of Independent Registered Public Accounting Firm on page F-3, included in Item 8 — Financial Statements and Supplementary Data of this annual report on Form 10-K, are incorporated by reference into this Item 9A.
For the quarter ended December 31, 2021, based upon the evaluation required by Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonieram.com as soon as it is filed with the SEC.

Item 10.	Information about our Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Commitment to Best Practices in Corporate Governance,” and “Proposal 1: Election of Directors,” and the subsections entitled “Executive Compensation Tables and Related Information-Executive Officers” and “Delinquent Section 16(a) Reports” and “Proposal 5: Ratification of the Appointment of Independent Registered Public Accounting Firm” and subsection entitled “Audit Committee Financial Experts” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement.

Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officers, is available on our website, www.rayonieram.com at the “Investors” tab under “Corporate Governance”. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website. No material changes have been made to the procedures by which security holders may recommend nominees to the board of directors.

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
The information called for by Item 12 is incorporated herein by reference from the subsections entitled “Executive Compensation Tables and Related Information-Stock Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference from the section entitled “Proposal 1: Election of Directors,” and the subsections entitled “Commitment to Best Practices in Corporate Governance-Corporate Governance Principles”, “Director Independence” and “Related Person Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference from the subsection entitled “Proposal 5: Ratification of the Appointment of Independent Registered Public Accounting Firm-Information Regarding Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    1. Consolidated Financial Statements.
    For a list of the consolidated financial information included herein, see page F-1 of this Report.
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
Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
4.1	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form 10 filed on May 29, 2014
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed on March 2, 2020

Exhibit No.	Description	Location
4.3	Indenture, dated as of December 23, 2020, by and among Rayonier A.M. Products Inc., the Guarantors party thereto and Wells Fargo Bank, National Association as trustee and as notes collateral agent	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 23, 2020
4.4	Form of 7.625% Senior Secured Notes due 2026, included as Exhibit A to the Indenture	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 23, 2020

Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), Rayonier Advanced Materials Inc. by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Rayonier Advanced Materials Inc.

10.1	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014
10.2	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.3	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014
10.4	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 30, 2014
10.5	Rayonier Advanced Materials Inc. Incentive Stock Plan, as amended effective May 23, 2016**	Incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement filed on April 8, 2016
10.6	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective May 22, 2017**	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 7, 2017
10.7	Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan (as amended effective December 15, 2017)**	Incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed on April 6, 2018
10.8	First Amendment to the Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan, effective May 22, 2017**	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 7, 2019
10.9	Rayonier Advanced Materials Inc. 2021 Incentive Stock Plan effective May 17, 2021 **	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2021
10.10	Form of Rayonier Advanced Materials Inc. 2021 Restricted Stock Unit Award Agreement**	Incorporated hereby by referenced to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 1, 2020
10.11	Form of Rayonier Advanced Materials Inc. 2021 Performance Share Unit Award Agreement**	Incorporated hereby by referenced to Exhibit 10.12 to the Registrant’s Form 10-K filed on March 1, 2020
10.12	Form of Rayonier Advanced Materials Inc. 2021 Performance Cash Unit Award Agreement**	Incorporated hereby by referenced to Exhibit 10.13 to the Registrant’s Form 10-K filed on March 1, 2020
10.13	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2020 Equity Award Grant**	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 7, 2020

Exhibit No.	Description	Location
10.14	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2021 Equity Award Grant**	Incorporated hereby by referenced to Exhibit 10.16 to the Registrant’s Form 10-K filed on March 1, 2021
10.15	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2022 Equity Award Grant**	Filed herewith
10.16	Description of Rayonier Advanced Materials Inc. 2020 Performance Share Award Program**	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 7, 2020
10.17	Description of Rayonier Advanced Materials Inc. 2021 Performance Share Award Program** #	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 5, 2021
10.18	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan, as amended effective May 23, 2016**	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 8, 2016
10.19	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, Amended and Restated effective October 21, 2019**	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 7, 2019
10.20	Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan**	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on February 26, 2016
10.21	First Amendment to the Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan**	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 7, 2019
10.22	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust, dated June 28, 2014, by and between Rayonier Advanced Materials Inc. and Wells Fargo Bank, National Association**	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.23	Rayonier Advanced Materials Inc. Excess Benefit Plan, effective June 27, 2014**	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.24	Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan, effective June 28, 2014**	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.25	Form of Rayonier Advanced Materials Inc. Excess Savings and Deferred Compensation Plan Agreements, effective June 28, 2014**	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on February 27, 2015
10.26	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective June 27, 2014 and Amended and Restated as of October 21, 2019**	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on November 7, 2019
10.27	Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2015**	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on February 24, 2017
10.28	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2015**	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed on February 24, 2017
10.29	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2016**	Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on February 24, 2017
10.30	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective January 1, 2016**	Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed on February 24, 2017

Exhibit No.	Description	Location
10.31	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective October 1, 2016**	Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed on February 24, 2017
10.32	Amendment to Rayonier Advanced Materials Inc. Investment and Savings Plan for Salaried Employees, effective February 13, 2017**	Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on February 24, 2017
10.33	Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers**	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.34	Form of Rayonier Advanced Materials Inc. Outside Directors Compensation Program/Cash Deferral Option Agreement, effective January 1, 2020**	Incorporated hereby by referenced to Exhibit 10.35 to the Registrant’s Form 10-K filed on March 1, 2020
10.35	Revolving Credit Agreement, dated as of December 10, 2020, among Rayonier Advanced Materials Inc., Rayonier A.M. Products Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2020
10.36	Asset Purchase Agreement by and between 9437-6001 Quebec Inc., as purchaser and GreenFirst Forest Products Inc., as Purchaser guarantor, and Rayonier A.M. Canada G.P. and Rayonier A.M. Canada Industries Inc., collectively the Seller, dated as of April 10, 2021#	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2021
10.37	Employment Letter between Rayonier Advanced Materials Inc. and Vito J. Consiglio, dated as of December 5, 2021**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 6, 2021
10.38	Separation and Release Agreement dated January 19, 2022 between Paul G. Boynton and Rayonier Advanced Materials Inc.**	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2022
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
24	Powers of attorney	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019; (ii) the Consolidated Balance Sheets as of December 31, 2021 and 2020; (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019; and (iv) the Notes to the Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

* The exhibits to the Arrangement Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

** Management contract or compensatory plan.

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
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VITO J. CONSIGLIO	Chief Executive Officer and President	March 1, 2022
Vito J. Consiglio (Principal Executive Officer)

	/s/ MARCUS J. MOELTNER	Chief Financial Officer and Senior Vice President, Finance	March 1, 2022
Marcus J. Moeltner (Principal Financial Officer)

	/s/ GABRIELA GARCIA	Chief Accounting Officer and Vice President, Controller	March 1, 2022
Gabriela Garcia (Principal Accounting Officer)

	*	Chairman
DeLyle W. Bloomquist
	*	Vice Chair
Paul G. Boynton
	*	Director
Charles E. Adair
	*	Director
Julie A. Dill
	*	Director
James F. Kirsch
	*	Director
David C. Mariano
	*	Director
Thomas I. Morgan
	*	Director
Lisa M. Palumbo
	*	Director
Ivona Smith

*By:	/s/ MARCUS J. MOELTNER
	Marcus J. Moeltner (Attorney-In-Fact)		March 1, 2022

Index to Financial Statements

Page

Management’s Report on Internal Control over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-3
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2021	F-6
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-7
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2021	F-8
Notes to Consolidated Financial Statements	F-9

Index to Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	F-48
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
Rayonier Advanced Materials Inc.’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our management’s assessment and the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2021. The report appears on page F-5 of this Report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Rayonier Advanced Materials Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Rayonier Advanced Materials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

Accruals for environmental liabilities
As described further in Note 10 to the financial statements, the Company records accruals for environmental liabilities based on its current interpretation of environmental laws and regulations when it is probable a liability has been incurred and the amount of such liability is estimable. Accruals for environmental liabilities totaled approximately $171 million at December 31, 2021. These liabilities are established based on projected spending over many years and require significant estimates and specialized knowledge to determine the proper amount at any point in time. In addition to the estimated liabilities recorded, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events. The Company estimates this exposure could range up to approximately $86 million in addition to the liabilities recorded and has disclosed this exposure in Note 10.

The principal considerations for our determination that the accruals for environmental liabilities is a critical audit matter are that the length of time over which the obligation will be resolved is significant and the estimate requires specialized knowledge of environmental engineering. The estimate, which involves assumptions such as the nature and extent of contamination at each site, the nature and extent of required cleanup efforts, the duration and effectiveness of the chosen remedial strategy and changes in environmental regulations, is subjective in nature and involved our complex and subjective judgment.

Our audit procedures related to the accruals for environmental liabilities included the following, among others. We evaluated the design and tested the operating effectiveness of relevant controls over the Company’s estimation process and accounting for the accruals, and the completeness and accuracy of the underlying data used in the reserve estimates. We performed a public domain search to determine whether the sites being accounted for by the Company are complete and whether all information from regulators is being considered in the estimation process. We engaged an environmental reserve specialist to assist us in evaluating the appropriateness of the Company’s remediation plans and the reasonableness of management’s estimates in relation to the regulatory requirements and to review the estimated costs used by the Company, including consideration of information available from external data from other sources. With the support of our environmental reserve specialist, we evaluated the competency of the specialist used by the Company in addition to whether the method, models and assumptions utilized in estimating the reserve balances were appropriate based on testing of engineering studies and historical experience.

Realizability of deferred tax assets
As described further in Note 19 to the financial statements, at December 31, 2021, the Company had gross deferred tax assets of approximately $507 million, primarily related to its Canadian operations, reduced by a valuation allowance of approximately $68 million. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets will become realized. The Company assesses the need for a valuation allowance by evaluating both the positive and negative evidence that may exist.

The principal considerations for our determination that the realizability of deferred tax assets is a critical audit matter are that the length of time of the forecast period is significant and the estimate of future taxable income of the Company’s Canadian operations is an accounting estimate subject to a high level of estimation uncertainty.

Our audit procedures related to the realizability of deferred tax assets included the following, among others. We evaluated the design and tested the operating effectiveness of the key controls over the Company’s forecasting process, evaluation of the realizability of deferred tax assets and establishment of valuation allowances. We assessed the historical accuracy of management’s forecasted Canadian taxable income and compared the forecasts to historical trends and current industry and economic trends. Additionally, we performed sensitivity analyses around the assessment. We involved tax professionals to evaluate the application of jurisdictional tax laws and regulations used in the Company’s assumptions and calculations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Jacksonville, Florida
March 1, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Rayonier Advanced Materials Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Rayonier Advanced Materials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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
March 1, 2022

Rayonier Advanced Materials Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31,
(Dollars in thousands, except per share amounts)

	2021	2020	2019
Net Sales	$1,407,558	$1,343,834	$1,430,948
Cost of Sales	(1,332,836)	(1,280,405)	(1,377,483)
Gross Margin	74,722	63,429	53,465

Selling, general and administrative expenses	(75,789)	(77,942)	(80,775)
Foreign exchange gains (losses)	875	(5,677)	(3,209)
Other operating expense, net (Note 18)	(10,253)	(10,175)	(21,964)
Operating Loss	(10,445)	(30,365)	(52,483)
Interest expense	(66,394)	(55,517)	(52,001)
Interest income (loss) and other, net	785	(7,064)	175
Other components of net periodic benefit income (expense)	(4,337)	2,559	(24)
Unrealized loss on GreenFirst equity securities	(3,597)	—	—
Gain (loss) on debt extinguishment	1,116	(7,841)	—
Loss from Continuing Operations Before Income Taxes	(82,872)	(98,228)	(104,333)
Income tax benefit (Note 19)	34,688	60,890	20,386
Equity in loss of equity method investment	(1,585)	(731)	—
Loss from Continuing Operations	(49,769)	(38,069)	(83,947)
Income from discontinued operations (Note 3)	116,183	38,624	61,497
Net Income (Loss) Attributable to the Company	66,414	555	(22,450)
Mandatory convertible stock dividends	—	—	(8,582)
Net Income (Loss) Available to Common Stockholders	$66,414	$555	$(31,032)

Basic Earnings (Loss) Per Share of Common Stock (Note 15)
Loss from continuing operations	$(0.78)	$(0.60)	$(1.70)
Income from discontinued operations	1.83	0.61	1.13
Net income (loss) per common share-basic	$1.05	$0.01	$(0.57)
Diluted Earnings (Loss) Per Share of Common Stock (Note 15)
Loss from continuing operations	$(0.78)	$(0.60)	$(1.70)
Income from discontinued operations	1.83	0.61	1.13
Net income (loss) per common share-diluted	$1.05	$0.01	$(0.57)

Comprehensive Income:
Net Income (Loss)	$66,414	$555	$(22,450)
Other Comprehensive Income (Loss), net of tax (Note 14)
Foreign currency translation adjustments	(17,919)	25,024	(5,394)
Unrealized gain (loss) on derivative instruments	(2,681)	544	12,912
Net gain (loss) from pension and postretirement plans	69,765	(19,976)	8,952
Total other comprehensive income (loss)	49,165	5,592	16,470
Comprehensive Income (Loss)	$115,579	$6,147	$(5,980)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
As of December 31,
(Dollars in thousands, except common share amounts)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$253,307	$93,653
Accounts receivable, net (Note 5)	181,604	179,208
Inventory (Note 6)	230,691	170,647
Prepaid and other current assets	50,597	58,845
Investment in GreenFirst equity securities (Note 3)	38,510	—
Income tax receivable (Note 19)	21,411	58,657
Assets of discontinued operations-held for sale (Note 3)	—	72,562
Total current assets	776,120	633,572

Property, Plant and Equipment, Net (Note 7)	1,146,162	1,177,791
Deferred Tax Assets (Note 19)	335,119	382,959
Intangible Assets, Net	31,432	38,441
Other Assets	156,191	156,399
Assets of discontinued operations- held for sale (Note 3)	—	140,703
Total Assets	$2,445,024	$2,529,865
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$169,456	$156,721
Accrued and other current liabilities (Note 8)	136,124	109,715
Debt due within one year (Note 9)	37,680	17,100
Current environmental liabilities (Note 10)	11,303	8,684
Liabilities of discontinued operations- held for sale (Note 3)	—	780
Total current liabilities	354,563	293,000

Long-Term Debt (Note 9)	891,031	1,066,837
Non-Current Environmental Liabilities (Note 10)	159,919	162,995
Pension and Other Postretirement Benefits (Note 17)	170,317	249,847
Deferred Tax Liabilities (Note 19)	20,485	24,462
Other Non-Current Liabilities	34,366	25,824
Liabilities of discontinued operations- Held for Sale (Note 3)	—	11,814
Commitments and Contingencies (Note 21)

Stockholders’ Equity (Note 13)
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,738,409 and 63,359,839 issued and outstanding, as of December 31, 2021 and 2020, respectively	637	633
Additional paid-in capital	408,834	405,161
Retained earnings	489,342	422,928
Accumulated other comprehensive income (loss) (Note 14)	(84,470)	(133,635)
Total Stockholders’ Equity	814,343	695,087
Total Liabilities and Stockholders’ Equity	$2,445,024	$2,529,865
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(Dollars in thousands)

	2021	2020	2019
Operating Activities
Net income (loss)	$66,414	$555	$(22,450)
Income from discontinued operations	(116,183)	(38,624)	(61,497)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	138,299	138,371	142,152
Stock-based incentive compensation expense	5,099	6,432	6,452
Amortization of capitalized debt costs and debt discount	3,802	2,198	1,789
Deferred income tax (benefit) expense	(37,094)	(12,243)	(16,262)
Increase in environmental liabilities	6,099	5,381	16,384
Unrealized loss on GreenFirst equity securities	3,597	—	—
Loss (gain) on debt extinguishment	(1,866)	7,841	—
Net periodic benefit cost of pension and postretirement plans	16,095	7,659	10,001
Loss from sale/disposal of property, plant and equipment	1,010	481	1,319
Loss (gain) on foreign currency exchange	3,978	8,646	7,083
Other	(3,690)	3,837	(3,359)
Changes in operating assets and liabilities:
Receivables	(11,518)	4,539	14,443
Inventories	(58,310)	15,168	47,768
Income tax receivables	32,915	(52,568)	(6,175)
Accounts payable	7,376	(5,715)	(25,262)
Accrued liabilities	23,900	9,128	(21,283)
All other operating activities	8,871	(31,839)	(14,640)
Payments for pension and other postretirement benefit plans	(8,552)	(9,654)	(11,592)
Expenditures for environmental liabilities	(6,556)	(5,308)	(6,444)
Cash provided by operating activities-continuing operations	73,686	54,285	58,427
Cash provided by operating activities-discontinued operations	159,538	70,185	(16,523)
Cash Provided by Operating Activities	233,224	124,470	41,904

Investing Activities
Capital expenditures	(95,238)	(63,308)	(90,497)
Proceeds from sale of assets	2,021	1,440	2,627
Investment in equity method investment	(4,142)	(4,426)	—
Cash used for investing activities-continuing operations	(97,359)	(66,294)	(87,870)
Cash provided by (used for) investing activities-discontinued operations	182,750	(11,527)	140,372
Cash (Used for) Provided by Investing Activities	85,391	(77,821)	52,502

Financing Activities
Issuance of long-term debt	4,393	500,000	—
Revolving credit facility and other borrowings	—	29,043	91,158
Repayments of revolving credit facility and other borrowings	—	(30,328)	(86,000)
Repayment of debt long-term debt	(161,025)	(498,875)	(114,331)
Short-term financing, net	2,028	5,044	—
Dividends paid on common stock	—	—	(8,569)
Dividends paid on preferred stock	—	—	(10,350)
Repurchase of common stock	(1,422)	(457)	(6,878)
Debt issuance costs	(636)	(23,817)	(3,514)
Cash Used for Financing Activities	(156,662)	(19,390)	(138,484)

Change in cash and cash equivalents	161,953	27,259	(44,078)
Net effect of foreign exchange on cash and cash equivalents	(2,299)	2,369	(863)
Balance, beginning of year	93,653	64,025	108,966
Balance, end of year	$253,307	$93,653	$64,025
See Notes to Consolidated Financial Statements.

Table of Contents
Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands unless otherwise stated)
1.    Nature of Operations and Basis of Presentation
Nature of Operations
Rayonier Advanced Materials Inc. (“the Company”) is a leading manufacturer of high purity cellulose products, paperboard and pulp products. The Company operates in the following business segments:
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
High-Yield Pulp
The Company, through its production facility in Canada, manufactures and markets high-yield pulp. High-yield pulp is used by paper manufacturers to produce paperboard, packaging, printer and writing papers and a variety of other paper products.
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
Discontinued Operations
As a result of the sale of its lumber and newsprint assets and the Matane, Quebec, Canada high-yield pulp mill, the Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. See Note 3 - Discontinued Operations for additional information.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Fiscal Year
The Company’s fiscal year end is the last day of the calendar year. For interim reporting periods, the Company uses the last Saturday of the fiscal quarter.
Coronavirus Pandemic
The Company’s businesses have been impacted by the coronavirus ("COVID-19") pandemic. However, due to the role they play in producing critical raw materials for pharmaceutical, food, cleaning and other products, the Company’s manufacturing facilities in the U.S., Canada and France have remained operating. In order to mitigate the impact of COVID-19 on its financial results and operations, the Company has implemented and maintained protocols to reduce the potential spread of COVID-19 in its operating facilities and work spaces.
Subsequent Events
Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition and disclosure through March 1, 2022, the date these financial statements were issued. There were no subsequent events warranting disclosure.
2.    Summary of Significant Accounting Policies and New Accounting Pronouncements
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in using estimates and therefore, actual results could differ from those estimates.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. High Purity Cellulose, Paperboard and High-Yield Pulp production related plant and equipment are depreciated using the units-of-production method. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. Production related assets under finance leases are depreciated using the straight-line method over the related lease term. The Company depreciates its non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively. Depreciation expense reflected in the Consolidated Statements of Income and Comprehensive Income was $125 million, $124 million and $126 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Asset Retirement Obligations
The Company is obligated to close out its operating sites' landfills in accordance with certain legal requirements and records a liability for these obligations when the fair value can be reasonably estimated. In connection with these obligations, asset retirement liabilities are initially estimated and recorded based on discounted expected cash flows with a corresponding asset, capitalized as part of the related long-lived asset. Initial cost estimates are updated whenever events and circumstances indicate a new estimate is more appropriate. The asset is depreciated on a straight-line basis over the remaining useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the same time period. As of December 31, 2021, and 2020, the Company had accrued $8 million and $2 million in long term liabilities, respectively, for asset retirement obligations. Related depreciation and accretion expenses are included in other operating expense, net in the Consolidated Statements of Income and Comprehensive Income. For the years ended December 31, 2021, 2020 and 2019 the accretion related to asset retirement obligations was immaterial.
Capitalized Software
The Company capitalizes certain costs in connection with obtaining software for internal use. These costs are generally amortized over a period of 5 years, once the assets are ready for their intended use. Amortization expense for software is recorded in Cost of Sales and Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income was $7 million, $6 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Maintenance Costs
The Company performs scheduled inspections, repairs and maintenance of plant machinery and equipment at the Company’s High Purity Cellulose, Paperboard and High-Yield Pulp manufacturing facilities during a full plant shutdown. Costs associated with these planned outage periods are referred to as shutdown costs and are incurred to ensure the long-term reliability and safety of the manufacturing operations. Shutdown costs are accounted for using the deferral method, under which expenditures related to shutdown are capitalized in other assets when incurred and amortized to production costs on a straight-line basis over the period benefited, or the period of time until the next scheduled shutdown which can generally range from one year to eighteen months. Shutdown costs are classified as operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2021 and 2020 the Company had $19 million and $26 million, respectively, in shut down costs capitalized in other current assets.
Emissions Allowances
The Company is subject to numerous international, federal and state-level rules, initiatives, and proposals to address domestic and global climate issues, including those governing emissions. In order to comply with certain of these regulations and ordinances, the Company is allotted certain allowances or credits (“emissions allowances”) by governing authorities to offset the obligations created by the Company’s operations. There is no value assigned to the government allotted emissions allowances recorded on the balance sheet. Income or expense from the sale or purchase of emission allowances are recognized within cost of sales in the Consolidated Statements of Income and Comprehensive Income.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Research and Development Expenses
Research and development capabilities and activities are primarily focused on the High Purity Cellulose segment. These efforts are directed at further developing products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. Research and development expenses were $7 million, $7 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The Company’s definite-lived intangible assets are summarized as follows (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Customer Lists	$51,680	$(26,481)	$25,199	3.9 years
Trade Names	8,604	(2,371)	6,233	10.9 years
Total Definite-Lived Intangibles	$60,284	$(28,852)	$31,432	5.3 years

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Customer Lists	$51,680	$(20,047)	$31,633	4.9 years
Trade Names	8,604	(1,796)	6,808	11.9 years
Total Definite-Lived Intangibles	$60,284	$(21,843)	$38,441	6.2 years

Total amortization expense related to definite-lived assets was $7 million, $7 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2021:

December 31, 2021
2022	$7,009
2023	7,009
2024	7,009
2025	6,473
2026	576
Thereafter	3,356
Total	$31,432
Equity Method Investments
Anomera, Inc.
The Company is an investor in Anomera, Inc. (“Anomera”), a Canadian start-up corporation headquartered in Montreal, Quebec. Anomera manufactures Carboxylated Cellulose Nanocrystals (CNC), a patented, biodegradable product, with uses in

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

the cosmetics industry and various other industrial applications, including concrete, inks and pigments, polymer composites, coatings and adhesives industries. Anomera has a product development lab in Mississauga, Ontario and is constructing a pilot production facility on the Company’s Temiscaming site. In exchange for voting and non-voting interests, the Company has invested a total of $11 million in Anomera through December 31, 2021, and expects to make additional investments at various times over the next five years. The Company and Anomera entered into various service, leasing and supply agreements to support Anomera’s operations which began in 2021.

The Company has a 44 percent voting interest in Anomera and is able to exercise significant influence, but not control, as it does not have the ability to direct the decisions that most significantly impact its economic performance. The Company has previously evaluated this investment and concluded it is not a variable interest entity. Further, no events or circumstances have indicated a reassessment of this conclusion. The Company accounts for this investment under the equity method of accounting and records its share of net earnings and losses on the investment in the “Income (loss) from equity method investee, net of tax” in the line item of the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2021 and 2020, the Company recorded a loss of $2 million and $1 million, respectively, from its equity investment in Anomera.
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
The Company recorded $14 million and $7 million of lignin sales to the LTF joint venture during the years ended December 31, 2021 and 2020, respectively. The Company records its share of net earnings and losses on the investment in the “Other operating expense, net” line item in the Consolidated Statements of Income and Comprehensive Income. During each of the years ended December 31, 2021, 2020 and 2019, the Company recorded losses of $2 million, $4 million and $5 million, respectively, from its equity investment in LTF. See Note 18 — Other Operating Expense, Net for further discussion.
The Company is liable for certain financing agreements related to the entity. See Note 21 — Commitments and Contingencies for further discussion.
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
Revenue Recognition and Measurement
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue when it transfers control of goods or services to customers

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

for an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services.
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
The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling costs incurred are recorded in cost of sales. In addition, the Company has excluded from net sales any value-add, sales and other taxes which are collected concurrent with its revenue-producing activities.
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
Contract liabilities primarily relate to prepayments received from the Company’s customers before revenue is recognized and sales volume rebates payable to customers. These amounts are included in accrued customer incentives and prepayments in the Consolidated Balance Sheets (see Note 8 — Accrued and Other Current Liabilities). The Company does not have any material contract assets as of December 31, 2021 or 2020.
These methodologies are consistent with the manner in which the Company has historically accounted for the recognition of revenue.
Environmental Costs
The Company has established liabilities to assess, remediate, maintain and monitor sites related to disposed operations from which no current or future benefit is discernible. These obligations are established based on projected spending over the next 20 years and require significant estimates to determine the proper amount at any point in time. The projected period, from 2022 through 2042, reflects the time during which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in current and non-current liabilities for disposed operations in the Consolidated Balance Sheets.
Employee Benefit Plans
The determination of expense and funding requirements for the Company’s defined benefit pension and postretirement health care and life insurance plans are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees.
The components of periodic pension and post retirement costs, other than service costs, are presented separately outside of operating income in Other components of net periodic benefit income (expense) on the Consolidated Statements of Income and Comprehensive Income. The service cost component of net periodic benefit cost is presented in cost of sales and selling, general and administrative expense, which correlates with the related employee compensation costs arising from services rendered during the period. Only the service cost component of the net periodic benefit cost is eligible for capitalization in assets.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

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
New and Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update No. 2021-10 (ASU 2021-10), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on related disclosures.

3.    Discontinued Operations
On August 28, 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets (the “Purchased Assets”) located in Ontario and Québec Canada, to GreenFirst Forest Products, Inc. (“GreenFirst”) for $232 million. At closing, the Company received $193 million in cash, approximately 28.7 million shares of GreenFirst’s common stock with a deemed fair value of $42 million and a credit note issued to the Company by GreenFirst in the amount of CAD $8 million (approximately USD $5 million after present value discount). The credit note may be offset against amounts owed by the Company to GreenFirst in the future for wood chip purchases, equally over the next 5 years. The GreenFirst shares will be held for a minimum of six months and accounted for at fair value, with changes in fair value recorded in the Consolidated Statements of Income and Comprehensive Income. See Note 12 — Fair Value Measurements for additional information.
The cash received at closing was preliminary and subject to final purchase price adjustments. Driven primarily by lower inventory balances, the Company previously estimated the cash portion of the purchase price to be reduced by $8 million, from $193 million to $185 million. Further, after inclusion of other adjustments resulting from events related to the sale, the Company estimated to ultimately incur a total net cash outflow of approximately $3 million to $4 million. Pursuant to the terms of the asset purchase agreement, GreenFirst and the Company have engaged a third party to assist in finalizing certain adjustments related to the inventory valuation, in the amount of $6 million, which remain unresolved.
As of August 28, 2021, the carrying value of the Purchased Assets was $215 million. The Purchased Assets included six lumber facilities, a newsprint facility, inventory and certain real property, machinery, permits, leases, licenses, pension assets and liabilities and other related assets associated with the successful operations of these businesses. Other assets and liabilities, including accounts receivable, accounts payable, certain retained inventory and rights and obligations to softwood lumber duties, generated or incurred through the closing date, are excluded. Since 2017, the Company has paid a total of $112 million in duties. In connection with the sale, the Company recorded a preliminary gain on sale of $4 million, net of tax, inclusive of currently estimated purchase price adjustments. The preliminary net gain is included in the results of discontinued operations.
In connection with the transaction, the Company entered into a 20-year wood chip and residual fiber supply agreement with GreenFirst, securing supply for the Company’s operations at the Temiscaming plant. Additionally, the parties entered into a Transition Services Agreement ("TSA") whereby the Company has provided certain transitional services to GreenFirst following the closing of the transaction. The TSA includes support related to information technology, accounting, treasury,

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

human resources and payroll, tax, supply chain and procurement functions. Costs incurred by the Company in connection with the TSA are reimbursed by GreenFirst. The TSA is expected to be terminated in the second quarter of 2022.
The lumber and newsprint assets were acquired by the Company as part of its acquisition of Tembec Inc. (“Tembec”) in November 2017 and were previously reported as part of the Company’s Forest Products and Pulp and Newsprint segments.
In November 2019, the Company sold its Matane, Quebec pulp mill to Sappi Limited, a global diversified wood fiber company, for a gross purchase price of approximately $175 million. The Matane mill was acquired by the Company as part of its acquisition of Tembec and was previously reported as part of the Company’s Pulp segment.
The following table presents the major classes of assets and liabilities of discontinued operations that classified as held for sale as of December 31, 2020:

December 31, 2020
Inventory	$62,837
Prepaid and other current assets	9,725
Total current assets	72,562
Property, plant and equipment, net	97,151
Other assets	43,552
Total assets	$213,265

Accrued and other current liabilities	$780
Total current liabilities	780
Pension and Other Postretirement Benefits	9,316
Other long-term liabilities	2,498
Total liabilities	$12,594

Income (loss) from discontinued operations is comprised of the following:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Sales (a)	$442,583	$395,065	$472,005
Cost of sales	(236,670)	(320,710)	(446,599)
Gross margin	205,913	74,355	25,406
Selling, general and administrative expenses and other	(27,119)	(16,916)	(36,589)
Operating income (loss)	178,794	57,439	(11,183)
Interest expense (b)	(7,294)	(8,698)	(12,222)
Other non-operating income (loss)	967	3,457	(4,730)
Income (loss) from discontinued operations before income taxes	172,467	52,198	(28,135)
Income tax benefit (expense)	(60,400)	(14,282)	5,195
Income (loss) from discontinued operations, net of taxes	112,067	37,916	(22,940)

Gain from sale of discontinued operation, pre-tax	8,751	956	118,888
Income tax expense on gain	(4,635)	(248)	(34,451)
Gain from sale of discontinued operations, net of tax	4,116	708	84,437

Income from Discontinued Operations	$116,183	$38,624	$61,497

(a)    Net of intercompany sales of $31 million, $44 million, $42 million for years ended 2021, 2020, and 2019, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(b)    In connection with the sale to GreenFirst, the Company allocated interest expense to discontinued operations based on the total portion of debt not attributable to other operations repaid as a result of the transaction. The Company was required to repay $100 million of debt from proceeds received from the sale of Matane. As such, interest expense in 2019 has been allocated to discontinued operations using the weighted-average interest rates in effect for the period based on the proportionate amounts required to be repaid.

Other discontinued operations information is as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Depreciation and amortization	$3,172	$13,045	$12,649
Capital expenditures	$9,607	$14,039	$17,921

4.     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of December 31, 2021, the Company’s leases have remaining lease terms of 1 year to 14.8 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the right-of-use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of December 31, 2021 and December 31, 2020 was 7.6 percent and 6.0 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of December 31, 2021 and December 31, 2020 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Operating Leases
Operating lease expense	$6,049	$6,034
Finance Leases
Amortization of ROU assets	352	328
Interest	163	187
Total	$6,564	$6,549
As of December 31, 2021, the weighted average remaining lease term is 5.3 years and 4.9 years for operating leases and financing leases, respectively. As of December 31, 2020, the weighted average remaining lease term is 3.5 years and 5.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $6 million and $6 million from operating lease payments made during years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, assets acquired under finance leases of $2 million and $2 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases liabilities are included as debt and the maturities for the next five years and thereafter are included in Note 9 — Debt and Finance Leases.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Right-of-use assets	Other assets	$18,316	$15,847
Lease liabilities, current	Accrued and other current liabilities	$6,050	$4,886
Lease liabilities, non-current	Other non-current liabilities	$12,551	$11,974

As of December 31, 2021, operating lease maturities for 2022 through 2026 and thereafter are as follows:

December 31, 2021
2022	$7,173
2023	6,111
2024	2,564
2025	1,601
2026	1,005
Thereafter	5,335
Total minimum lease payments	23,789
Less: imputed interest	(5,188)
Present value of future minimum lease payments	$18,601

5    Accounts Receivable
The Company’s accounts receivable included the following for the years ended December 31:

	2021	2020
Accounts receivable, trade	$131,371	$140,036
Accounts receivable, other (a)	51,007	39,659
Allowance for expected credit losses	(774)	(487)
Total accounts receivable, net	$181,604	$179,208
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, government grants receivable and accrued billings due from government agencies.
6.    Inventory
The Company’s inventory included the following for the years ended December 31:

	2021	2020
Finished goods	$175,832	$119,549
Work-in-progress	6,533	2,242
Raw materials	41,974	43,697
Manufacturing and maintenance supplies	6,352	5,159
Total inventory	$230,691	$170,647

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

7.    Property, Plant and Equipment
The Company’s property, plant and equipment included the following as of December 31:

	2021	2020
Land and land improvements	$34,831	$27,794
Buildings	254,929	248,934
Machinery and equipment	2,435,508	2,420,734
Other	4,995	4,959
Construction in progress	58,341	53,510
Total property, plant and equipment, gross	2,788,604	2,755,931
Accumulated depreciation	(1,642,442)	(1,578,140)
Total property, plant and equipment, net	$1,146,162	$1,177,791
8.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following as of December 31:

	2021	2020
Accrued customer incentives and prepayments	$28,793	$29,387
Accrued payroll and benefits	13,363	21,500
Accrued interest	19,153	3,230
Accrued income taxes	9,210	5,052
Accrued property and other taxes	4,074	3,995
Accrued stumpage	—	10,045
Deferred revenue (a)	20,451	721
Other current liabilities	41,080	35,785
Total accrued and other current liabilities	$136,124	$109,715
(a) In January 2021, the Company's Canadian subsidiaries applied for the Canada Emergency Wage Subsidy (“CEWS”) in the amount of CAD $25 million (approximately $20 million) for periods between March 2020 and August 2020. As of December 31, 2021, the Company had received the full amount. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time that there is sufficient evidence that it will not be required to repay such amounts.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

9.    Debt and Finance Leases
The Company’s debt and finance leases include the following for the years ended December 31:

	2021	2020
ABL Credit Facility due 2025, $103 million available, bearing interest at 0.25% LIBOR floor plus 2.25%, interest rate of 2.50% at December 31, 2021	$—	$—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	475,000	500,000
Senior Notes due 2024 at a fixed interest rate of 5.50%	369,185	495,647
Canadian dollar based, fixed rate term loans with interest rates ranging from 5.50% to 6.86% and maturity dates ranging from July 2022 through April 2028	65,451	73,791
Other loans	18,280	18,193
Short-term factoring facility-France	7,118	5,089
Finance lease obligations	2,138	2,489
Total principal payments due	937,172	1,095,209
Less: debt premium, original issue discount and issuance costs	(8,461)	(11,272)
Total debt	928,711	1,083,937
Less: debt due within one year	(37,680)	(17,100)
Long-term debt	$891,031	$1,066,837
Debt and finance lease payments due during the next five years and thereafter are as follows:

	Finance Lease
	Minimum Lease Payments	Less: Interest	Net Present Value	Debt Principal Payments
2022	$515	$138	$377	$37,302
2023	515	110	405	10,298
2024	515	81	434	379,974
2025	515	50	465	10,829
2026	472	15	457	485,170
Thereafter	—	—	—	11,462
Total payments	$2,532	$394	$2,138	$935,035
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

Availability under the ABL Credit Facility fluctuates based on eligible accounts receivable and inventory levels. As of December 31, 2021, the Company had $143 million of gross availability under the ABL Credit Facility and net available borrowings of $103 million taking into account $40 million used to secure outstanding letters of credit. Additionally. the Company is subject to cash dominion if availability falls below a certain threshold, currently $25 million. In connection with entering into this agreement, the Company incurred and capitalized fees totaling $9 million.

The credit agreement governing the ABL Credit Facility does not contain an ongoing financial maintenance covenant. However, the agreement requires the Company to meet a fixed charge coverage ratio of not less than 1.0 if availability falls below a certain threshold, currently $40 million. The agreement also contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the ABL Credit Facility, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the ABL Credit Facility contains customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2021, the Company was in compliance with all covenants under the ABL Credit Facility.

7.625% Senior Secured Notes due 2026
On December 23, 2020, the Company issued $500 million in aggregate principal amount of 7.625 percent senior secured notes due 2026 (the “Senior Secured Notes”), at an offering price of 100 percent of the principal amount thereof. The Company used the net proceeds from the sale of the Senior Secured Notes, together with cash on hand, to repay all outstanding obligations under its previous Senior Secured Credit Facility. In connection with this issuance, the Company incurred and capitalized fees totaling $10 million.
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
In connection with the early repayment of the outstanding obligations of the previous Senior Secured Credit Facility, during fiscal year 2020, the Company recorded a loss from early extinguishment of long-term debt of $8 million, primarily from writing off unamortized deferred financing fees.
During the third quarter of 2021, pursuant to a notice previously provided to the trustee under the indenture governing its 7.625% Senior Secured Notes due 2026 , the Company redeemed $25 million of the Secured Notes at a redemption price of 103 percent. In connection with the repurchases, a net loss of $1 million is recorded in the Gain (loss) on debt extinguishment line item in the Consolidated Statements of Income and Comprehensive Income.
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

At December 31, 2021, the Company was in compliance with all covenants under the Senior Secured Notes.
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
During the third quarter of fiscal 2021, the Company repurchased approximately $127 million of the Senior Notes through open-market transactions and retired them for approximately $124 million in cash. In connection with the retirement of these Senior Notes, the Company recorded a net gain of $2 million including the impact of $1 million of deferred financing fees in Gain (loss) on debt extinguishment in the Consolidated Statements of Income and Comprehensive Income.
The indenture governing the Senior Notes contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the Senior Notes, to take certain specified actions, subject to certain exceptions, including: creating liens; incurring indebtedness; making investments and acquisitions; engaging in mergers and other fundamental changes; making dispositions; making restricted payments, including dividends and distributions; and consummating transactions with affiliates. Additionally, the Senior Notes contain customary affirmative covenants and

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, payment defaults, breach of covenant defaults, bankruptcy defaults, judgment defaults, defaults under certain other indebtedness and changes in control. At December 31, 2021, the Company was in compliance with all covenants under the Senior Notes.
Senior Secured Credit Facility
In December 2020, all outstanding liabilities under the Senior Secured Credit Facility were paid in full and the related agreements terminated. The terminated senior secured credit facilities (collectively, the “ Prior Credit Facility”) consisted of a $230 million senior secured term loan and a multi-currency revolving credit facility in a U.S. Dollar equivalent amount of $150 million. The lenders under the Credit Facilities had a first priority security interest in substantially all the Company’s current and future U.S. and Canadian material assets. Through its termination in December 2020, the Company was in compliance with all covenants under the Prior Credit Facility.
Short-term Factoring Facility-France
The Company’s subsidiary in France entered into a factoring agreement with BNP-Paribas Factor ("BNP") pursuant to which it submits the value of eligible receivables up to USD $3 million and €24 million for immediate payment. Eligibility of receivables is based on invoices issued to the Company’s subsidiary from customers previously approved by BNP. Upon collection of these receivables, on average no longer than 60 days, amounts outstanding under this agreement are paid off. The Company pays interest on a monthly basis for these borrowings based on the value of factored invoices at Euribor 3-month rate (with floor at zero) plus 0.55 percent. The weighted-average interest rate on total short-term borrowings associated with this agreement at December 31, 2021 was 0.55 percent as Euribor 3-month rate was negative for the period.
Other Loans
The Company has various other fixed rate loans with financial institutions primarily related to energy projects in France. There was $18 million outstanding on these loans as of December 31, 2021 at a weighted average interest rate of 1.11 percent. As of December 31, 2020, there was $18 million outstanding on these loans at weighted average interest rate of 1.36 percent.

10.    Environmental Liabilities
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides detail for specific sites where current estimates exceed 10 percent of the total liabilities for disposed operations at December 31, 2021, 2020, or 2019. An analysis of the activity of the liabilities for disposed operations for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2019 Liability	Payments	Increase (Decrease) to Liabilities (a)	December 31, 2020 Liability	Payments	Increase (Decrease) to Liabilities (a)	December 31, 2021 Liability
Port Angeles, Washington	$54,440	$(1,447)	$1,011	$54,004	$(1,563)	$123	$52,564
Augusta, Georgia	21,547	(514)	62	21,095	(877)	902	21,120
Baldwin, Florida	17,177	(55)	(700)	16,422	(429)	369	16,362
East Point, Georgia	15,135	(957)	2,724	16,902	(887)	1,244	17,259
All other sites	63,077	(2,335)	2,514	63,256	(2,800)	3,461	63,917
Total	171,376	$(5,308)	$5,611	171,679	$(6,556)	$6,099	171,222
Less: Current portion	(11,339)			(8,684)			(11,303)
Non-Current portion	$160,037			$162,995			$159,919
(a)    Included in the Increase (Decrease) to Liabilities during the year ended December 31, 2020 is $1 million increase of the liability due to foreign currency fluctuations. The liability as of December 31, 2021 did not have a significant impact from foreign currency fluctuations.
A brief description of the above identified sites is as follows:
Port Angeles, Washington — The Company operated a pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington Model Toxics Control Act (“MTCA”) since 2000, and several voluntary interim soil clean-up actions have been performed during this time. In addition, the Company may be liable under CERCLA for “natural resource damages” caused by releases from the site. As a result of an agreed order with the Washington State Department of Ecology (“Ecology”), the remainder of the MTCA regulatory process will be completed on a set timetable, subject to approval of all reports and studies by Ecology. Upon completion of all work required under the agreed order and negotiation of an approved remedy, additional remedial measures for the site and off-site areas may be necessary and, as a result, current cost estimates and the corresponding liability could change. During 2021, the estimated liability decreased $1 million due to spend in the current year. During 2020, the estimated liability decreased slightly as changes in the remediation costs were partly offset by an increase in the reserve.
Augusta, Georgia — The Company operated a wood treatment plant at this site from 1928 to 1988. This site operates under a 10-year hazardous waste permit renewed and issued pursuant to RCRA in 2015. Ongoing remediation activities currently consist primarily of groundwater recovery and treatment. Current cost estimates and the corresponding liability could vary if recovery or discharge volumes change or if changes to current remediation activities are required in the future. During 2021 and 2020, the estimated liability remained relatively flat, due to payments offset by the estimated changes in the estimated costs related to the site’s operation and maintenance.
Baldwin, Florida — The Company operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit renewed and issued pursuant to RCRA in 2017. Ongoing remediation activities currently consist primarily of groundwater recovery and treatment. Additional remedial activities may be necessary in the future and, therefore, current cost estimates and the corresponding liability could change. During 2021, the reserve remained flat as payments during the year were essentially offset by an increase in the remediation cost estimates. During 2020, the reserve decreased $1 million primarily from a favorable change in the estimated costs expected for the site.

East Point, Georgia - The Company operated a wood treatment plant at this site from 1920 to 1984. Current site activities are governed by a 2009 Consent Order that will conclude with a new 10-year RCRA permit, which will replace the current 1996 permit. Onsite remediation activities consist primarily of groundwater recovery and treatment. Current cost estimates and the corresponding liability could vary if changes to current remediation activities are required in the future. During 2021, the reserve remained relatively flat with payments offsetting an increase in the estimated costs. During 2020, the reserve increased by $2 million due to changes in estimates related to the remediation activities.
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its disposed operations sites and providing financial assurance relating thereto; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of December 31, 2021, the Company estimates this exposure could range up to approximately $86 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. This estimate excludes liabilities which would otherwise be considered reasonably possible but for the fact that they are not currently estimable primarily due to the factors discussed above.
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
11.    Derivative Instruments
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates. The Company allows for the use of derivative financial instruments to manage interest rate and foreign currency exchange rate exposure but does not allow derivatives to be used for speculative purposes.
In December 2020, the Company terminated all outstanding derivative instruments, which had been previously designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these instruments were deferred as a component of accumulated other comprehensive income (loss), to be recognized in earnings as the underlying hedged transactions occur and affect earnings. During the year ended December 31, 2021, the Company recognized after-tax gains of $2.7 million associated with the deferred component in accumulated other comprehensive income (loss) related to these settlements. A $0.8 million net after-tax loss remains deferred within AOCI as of December 31, 2021, which will be recognized in earnings as the underlying hedged transactions occur and affect earnings.
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
The Company had designated the swaps as cash flow hedges and assesses their effectiveness using the hypothetical derivative method in conjunction with regression. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated hedge. Ineffective gains and losses are classified to earnings immediately. There was no hedge ineffectiveness during 2021 or 2020.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The effects of derivative instruments designated as cash flow hedges, the related changes in AOCI and the gains and losses in income for the years ended December 31, 2021 and 2020 were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	December 31, 2021
Interest rate swaps	$—	$—	Interest expense
Foreign currency contracts	$—	$—	Other operating expense, net
Foreign currency contracts	$—	$4,088	Cost of sales
Foreign currency contracts	$—	$(397)	Interest income and other, net
	December 31, 2020
Interest rate swaps	$(2,027)	$(2,666)	Interest expense
Foreign currency contracts	$(13,045)	$702	Other operating expense, net
Foreign currency contracts	$6,481	$(6,481)	Cost of sales
Foreign currency contracts	$(197)	$(918)	Interest income and other, net
The effects of derivative instruments not designated as hedging instruments on the statement of income for the years ended December 31, 2021 and 2020 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	December 31, 2021	December 31, 2020
Foreign exchange contracts	Other operating expense, net	$—	$(703)
The after-tax amounts of unrealized gains in AOCI related to hedge derivatives at December 31, 2021 and 2020 are presented below:

	December 31, 2021	December 31, 2020
Unrealized gains from foreign currency cash flow hedges	$(847)	$1,834
12.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company at December 31, 2021 and 2020, using market information and what management believes to be appropriate valuation methodologies discussed in further detail below:

	December 31, 2021			December 31, 2020
	Carrying Amount	Fair Value (b)		Carrying Amount	Fair Value (b)
		Level 1	Level 2		Level 1	Level 2
Assets:
Cash and cash equivalents	$253,307	$253,307	$—	$93,653	$93,653	$—
Investment in GreenFirst equity securities	38,510	—	38,510	—	—	—

Liabilities (a):
Fixed-rate long-term debt	$919,455	$—	$964,308	$1,076,359	$—	$1,050,287
(a) Liabilities excludes finance lease obligation.
(b) The Company did not have Level 3 assets or liabilities at December 31, 2021 and 2020.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Investment in GreenFirst shares — The fair value of the shares of common stock received in connection with the sale of the lumber and newsprint assets to GreenFirst reflects a discount for lack of marketability (“DLOM”) given the restriction on sale by the Company for a minimum of six months following the close of the transaction. The primary inputs in the fair value estimate are expected term, dividend yield, volatility and risk-free rate. All inputs to the DLOM

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

are observable. GreenFirst is based in Canada and currently does not pay a dividend. The following are the key inputs at each measurement date:

	At closing of transaction	At period end
Expected Term	0.5 years	0.16 years
Risk-free rate	0.20%	0.10%
Dividend yield	—	—
Volatility	92.04%	73.77%

DLOM	14.38%	6.77%

Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

13.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2018	49,291,130	$493	1,725,000	$17	$399,490	$462,568	$(155,697)	$706,871
Net loss	—	—	—	—	—	(22,450)	—	(22,450)
Other comprehensive income, net of tax	—	—	—	—	—	—	16,470	16,470
Preferred stock converted to common stock	13,361,678	133	(1,725,000)	(17)	(116)	—	—	—
Issuance of common stock under incentive stock plans	978,091	10	—	—	(10)	—	—	—
Stock-based compensation	—	—	—	—	6,531	—	—	6,531
Repurchase of common stock (a)	(494,770)	(4)	—	—	(6,875)	—	—	(6,879)
Common stock dividends ($0.14 per share)	—	—	—	—	—	(7,395)	—	(7,395)
Preferred stock dividends ($6.00 per share)	—	—	—	—	—	(10,350)	—	(10,350)
Balance, December 31, 2019	63,136,129	632	—	—	399,020	422,373	(139,227)	682,798
Net income	—	—	—	—	—	555	—	555
Other comprehensive income, net of tax	—	—	—	—	—	—	5,592	5,592
Issuance of common stock under incentive stock plans	416,454	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	6,599	—	—	6,599
Repurchase of common stock (a)	(192,744)	(3)	—	—	(454)	—	—	(457)
Balance, December 31, 2020	63,359,839	633	—	—	405,161	422,928	(133,635)	695,087
Net income	—	—	—	—	—	66,414	—	66,414
Other comprehensive income, net of tax	—	—	—	—	—	—	49,165	49,165
Issuance of common stock under incentive stock plans	509,713	5	—	—	(5)	—	—	—
Stock-based compensation	—	—	—	—	5,099	—	—	5,099
Repurchase of common stock (a)	(131,143)	(1)	—	—	(1,421)	—	—	(1,422)
Balance, December 31, 2021	63,738,409	$637	—	$—	$408,834	$489,342	$(84,470)	$814,343
 (a) Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Series A Mandatory Convertible Preferred Stock
On August 4, 2016, the Company completed a registered public offering of 1,725,000 shares of the Company’s 8.00% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”), at a public offering price of $100.00 per share. Net proceeds were $167 million after deducting underwriting discounts, commissions and expenses.
Each share of the Preferred Stock automatically converted into shares of common stock on August 15, 2019. The number of shares of common stock issuable at conversion was determined based on the volume-weighted average price of the Company’s common stock over a 20-trading day period immediately prior to the mandatory conversion date (“Applicable Market Value”). The Applicable Market Value for the Company’s common stock was less than $12.91, resulting in a conversion rate per share of 7.7459.  On August 15, 2019, the Company issued approximately 13.4 million shares of common stock at conversion.
Dividends on the Preferred Stock were payable on a cumulative basis when declared by the Company’s Board of Directors. Preferred Stock dividends were paid at an annual rate of 8.00% of the liquidation preference of $100 per share. The final dividend was paid on August 15, 2019.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. No shares were repurchased in connection with the program during the years ended December 31, 2021, 2020 and 2019.

14.    Accumulated Other Comprehensive Income (Loss)
AOCI was comprised of the following for the three years ended December 31:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

	2021	2020	2019
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(146,614)	$(126,638)	$(135,590)
Other comprehensive gain (loss) before reclassifications	63,147	(37,515)	(8,119)
Income tax on other comprehensive gain (loss)	(13,365)	8,940	2,413
Reclassifications to earnings: (a)
Pension settlement loss (gain) (b)	7,618	(2,548)	8,787
Amortization of losses	15,491	12,838	9,889
Amortization of prior service costs	550	564	693
Income tax on reclassifications	(6,649)	(2,255)	(4,711)
Plans included in sale of assets to GreenFirst	4,012	—	—
Income Tax on plans included in sale of assets to GreenFirst	(1,039)	—	—
Net comprehensive gain (loss) on employee benefit plans, net of tax	69,765	(19,976)	8,952
Balance, end of year	(76,849)	(146,614)	(126,638)

Unrealized gain on derivative instruments, net of tax:
Balance, beginning of year	1,834	1,290	(11,622)
Other comprehensive income before reclassifications	—	(8,788)	12,822
Income tax on other comprehensive income	—	2,171	(3,076)
Reclassifications to earnings: (c)
Interest rate contracts	—	2,666	(688)
Foreign exchange contracts	(3,691)	6,697	5,615
Income tax on reclassifications	1,010	(2,202)	(1,761)
Net comprehensive gain on derivative instruments, net of tax	(2,681)	544	12,912
Balance, end of year (c)	(847)	1,834	1,290

Foreign currency translation:
Balance, beginning of year	11,145	(13,879)	(8,485)
Foreign currency translation, net of tax effects of $0, $0, and $0 (d)	(17,919)	25,024	(5,394)
Balance, end of year	(6,774)	11,145	(13,879)

Accumulated other comprehensive income (loss), end of year	$(84,470)	$(133,635)	$(139,227)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic pension cost. See Note 17 — Employee Benefit Plans for additional information.
(b)In 2021, the Company purchased annuity contracts from a third-party insurance company who assumed responsibility for future pension benefits for certain participants in its U.S. defined benefit plan and recorded a loss of $6 million on the settlement and de-recognition of the projected benefit obligation. Additionally, the Company continued the process of winding up certain Canadian pension plans and as a result recorded a settlement loss of $2 million. During 2020, the Company finalized the wind up process of certain Canadian pension plans and as a result recorded a settlement gain of $3 million. In 2019, the Company purchased annuity contracts from a third-party insurance company who assumed responsibility for future pension benefits for certain participants in its Canadian defined benefit plans and recorded a loss of $9 million on the settlement and de-recognition of the projected benefit obligation. See Note 17 — Employee Benefit Plans.
(c)Reclassifications of interest rate contracts are recorded in interest expense. Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. Additional details about the reclassifications related to derivative instruments is included in Note 11 —Derivative Instruments.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

(d)Foreign currency translation is net of tax effects of zero for all periods presented as the French operations are taxed on the foreign functional currency, not the translated Company’s reporting currency.
15.    Earnings per Share of Common Stock
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
The following table provides details of the calculations of basic and diluted EPS for the three years ended December 31:

	2021	2020	2019
Income (loss) from continuing operations	$(49,769)	$(38,069)	$(83,947)
Less: Preferred Stock dividends	—	—	(8,582)
Income (loss) from continuing operations attributable to common stockholders	$(49,769)	$(38,069)	$(92,529)
Income from discontinued operations	116,183	38,624	61,497
Net income (loss) available for common stockholders	$66,414	$555	$(31,032)

Shares used for determining basic earnings per share of common stock	63,645,245	63,241,197	54,511,863
Dilutive effect of:
Stock options	—	—	—
Performance and restricted shares	—	—	—
Preferred Stock	—	—	—
Shares used for determining diluted earnings per share of common stock	63,645,245	63,241,197	54,511,863
Basic earnings per share (not in thousands)
Income (loss) from continuing operations	$(0.78)	$(0.60)	$(1.70)
Income from discontinued operations	1.83	0.61	1.13
Net income (loss)	$1.05	$0.01	$(0.57)
Diluted earnings per share (not in thousands)
Income (loss) from continuing operations	$(0.78)	$(0.60)	$(1.70)
Income from discontinued operations	1.83	0.61	1.13
Net income (loss)	$1.05	$0.01	$(0.57)
Anti-dilutive instruments excluded from the computation of diluted earnings per share for the three years ended December 31, are as follows:

	2021	2020	2019
Stock options	111,124	152,281	205,026
Performance and restricted shares	2,387,272	2,650,357	494,469
Total	2,498,396	2,802,638	699,495
16.    Incentive Stock Plans
As of December 31, 2021, the Company had three stock-based incentive plans. The Rayonier Advanced Materials Inc. Incentive Stock Plan and the Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan (the “Prior Plans”) provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, and restricted stock units, subject to certain limitations. The Company no longer issues shares under the Prior Plans. The Rayonier Advanced Materials Inc. 2021 Incentive Stock Plan (the “2021 Plan”) provides for up to 4.5 million shares to be granted for stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, and restricted stock units. Under the 2021 Plan, shares available for issuance may be increased by any shares of common stock subject to awards under the Prior Plan that, in whole or in part, are forfeited, terminated or expire unexercised, settled in cash in lieu of stock, or released from a reserve for failure to meet the maximum payout under a program. At December 31, 2021, approximately 3.6 million shares were available for future grants under the 2021 Plan.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2021, the Company made new grants of restricted stock units and performance-based stock units to certain employees. The 2021 restricted stock unit awards cliff vest after three years. The 2021 performance-based stock unit awards measure total shareholder return (“TSR”) on an absolute basis and relative to peers. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the absolute TSR would result in a zero payout for the TSR metric. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. As required by Accounting Standards Codification 718, Compensation-Stock Compensation, the portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2021, the performance-based share units granted in 2018 were settled at an average of 60 percent of the performance-based stock units awarded, resulting in the issuance of 182,811 shares of common stock.
The Company recognizes stock-based compensation expense on a straight-line basis, net of forfeitures, over the service period of the award. The Company does not estimate a forfeiture rate for non-vested shares. Forfeitures are recognized and will lower stock-based compensation during the period in which they occur. The Company’s total stock-based compensation cost, including allocated amounts, for the years ended December 31, 2021, 2020 and 2019 was $5 million, $6 million and $6 million, respectively. These amounts may not reflect the cost of current or future equity awards.
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
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The Company has elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years. During the years ended December 31, 2021, 2020 and 2019, no options were granted.
A summary of the Company’s stock option activity is presented below for the year ended December 31, 2021:

	Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	152,281	$38.26
Forfeited	—	—
Exercised	—	—
Expired	(41,157)	35.07
Outstanding at December 31, 2021	111,124	$39.47	1.2	$—
Options vested and expected to vest	111,124	$39.47	1.2	$—
Options exercisable at December 31, 2021	111,124	$39.47	1.2	$—
A summary of additional information pertaining to stock options granted to employees is presented below:

	2021	2020	2019
Intrinsic value of options exercised	$—	$—	$—
Fair value of options vested	$—	$—	$—

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock and Stock Unit Awards
Restricted stock and stock units granted in connection with the Company’s performance share plan generally vests upon completion of periods ranging from one year to three years. The fair value of each share granted is equal to the share price of the underlying stock on the date of grant. As of December 31, 2021, there was $3 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes the activity of restricted stock and stock units granted to employees for the three years ended December 31:

	2021	2020	2019
Restricted stock and stock units granted	561,025	426,469	395,260
Weighted average price of restricted stock or units granted	$9.71	$3.73	$11.99
Intrinsic value of restricted stock and units outstanding (in thousands)	$5,296	$5,405	$3,201
Fair value of restricted stock and units vested (in thousands)	$4,412	$4,420	$4,881
A summary of the Company’s restricted stock and stock units activity is presented below for the year ended December 31, 2021:

	Restricted Stock and Stock Units
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	828,955	$10.27
Granted	561,025	9.71
Forfeited	(135,594)	10.81
Vested	(326,830)	13.50
Outstanding at December 31, 2021	927,556	$8.72
Performance-Based Stock Unit Awards
The Company’s performance-based stock unit awards generally vest upon completion of a three-year period. The 2021 performance-based stock unit award payout is calculated using a combination of Company specific performance metrics and total shareholder return, which is measured on an absolute basis as well as relative to a peer group of companies. Depending on performance against these targets, the awards will pay out in common stock amounts between 0 and 200 percent of the performance-based stock units awarded.
The performance-based stock unit awards which are measured against a market condition or incorporate market conditions are valued using a Monte Carlo simulation model.  The model generates the fair value of the market-based award or market-based portion of the award at the grant date.  The related expense is then amortized over the award’s vesting period.
As of December 31, 2021, there was $2 million of unrecognized compensation cost related to the Company’s performance-based stock unit awards. This cost is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes the activity of the Company’s performance-based stock units awarded to its employees for the three years ended December 31:

	2021	2020	2019
Common shares of stock reserved for performance-based stock units	534,172	980,641	1,115,747
Weighted average fair value of performance-based stock units granted	$12.29	$14.98	$22.75
Intrinsic value of outstanding performance-based stock units (in thousands)	$8,335	$4,572	$4,774

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the Company’s performance-based stock unit award activity is presented below for the year ended December 31, 2021:

	Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,821,402	$8.77
Granted	267,086	12.29
Forfeited	(326,256)	8.81
Vested	(302,516)	22.76
Outstanding at December 31, 2021	1,459,716	$6.51
The expected volatility is based on representative price returns using the stock price of several peer companies. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The following chart provides a tabular overview of the weighted average assumptions used in calculating the fair value of the awards granted for the three years ended December 31:

	2021	2020	2019
Expected volatility	93.0%	67.8%	49.5%
Risk-free rate	0.3%	0.9%	2.5%
17.    Employee Benefit Plans
Defined Benefit Plans
The Company has defined benefit pension and other postretirement plans covering certain union and non-union employees, primarily in the U.S. and Canada. The defined benefit pension plans are closed to new participants. Certain Canadian plans were included with the sale of the Company’s lumber and newsprint assets.
In 2021, the Company purchased annuity contracts from a third-party insurance company that assumed responsibility for future pension benefits for certain participants in its U.S. defined benefit plan and recorded a loss of $6 million on the settlement and de-recognition of the projected benefit obligation. Additionally, the Company continued the process of winding up certain Canadian pension plans and as a result recorded a settlement loss of $2 million. During 2020, the Company started the process of winding up certain Canadian pension plans and as a result recorded a settlement gain of $3 million. During 2019, the Company settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of a $9 million loss during the year ended December 31, 2019. The settlements were recognized in Other components of net periodic benefit income (expense) in the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2021, 2020 and 2019.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the changes in the projected benefit obligation and plan assets and reconciles the funded status and the amounts recognized in the Consolidated Balance Sheets for the defined benefit pension and postretirement plans for the two years ended December 31:

	Pension		Postretirement
Change in Projected Benefit Obligation	2021	2020	2021	2020
Projected benefit obligation at beginning of year	$919,385	$838,231	$34,417	$37,444
Service cost	10,322	8,985	1,437	1,234
Interest cost	17,331	23,573	650	855
Actuarial loss (gain)	(32,221)	83,801	1,220	(3,536)
Participant contributions	818	769	113	105
Benefits paid	(43,454)	(41,848)	(1,808)	(1,643)
Settlement	(88,689)	(1,495)	—	—
Effects of foreign currency exchange rates	934	7,369	496	(42)
Projected benefit obligation at end of year	$784,426	$919,385	$36,525	$34,417

Change in Plan Assets
Fair value of plan assets at beginning of year	$715,267	$658,431	$—	$—
Actual return on plan assets	66,593	85,309	—	—
Employer contributions	6,857	7,056	1,695	1,538
Participant contributions	818	769	113	105
Benefits paid	(43,454)	(41,848)	(1,808)	(1,643)
Settlement	(88,445)	—	—	—
Effects of foreign currency exchange rates	541	5,549	—	—
Fair value of plan assets at end of year	$658,177	$715,267	$—	$—

Funded Status at end of year:	$(126,247)	$(204,121)	$(36,525)	$(34,417)
The projected benefit obligation decreased during the year ended December 31, 2021 due to the settlements of certain Canadian and US pension plans, lower interest costs and actuarial gains resulting from an increase in the discount rate assumed.

	Pension		Postretirement
Amounts recognized in the Consolidated Balance Sheets consist of:	2021	2020	2021	2020
Non-current assets	$13,376	$17,595	$—	$—
Current liabilities	(4,013)	(4,088)	(1,817)	(2,197)
Non-current liabilities	(135,610)	(217,628)	(34,708)	(32,220)
Net amount recognized	$(126,247)	$(204,121)	$(36,525)	$(34,417)
Net gains (losses) recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Net gains (losses)	$64,173	$(38,178)	$(6,294)	$(1,025)	$663	$(97)
Prior service (costs) gains	$—	$—	$(1,728)	$—	$—	$—

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Continuing operations:
Pension settlement (gain) loss (a)	$7,618	$(1,571)	$(1,770)	$—	$—	$—
Amortization of losses	15,471	13,084	10,363	20	(188)	81
Amortization of prior service (credit) cost	703	717	846	(153)	(153)	(153)
Discontinued operations:
Pension settlement (gain) loss (a)	—	(977)	10,557	—	—	—
Amortization of losses	—	(58)	(119)	—	—	—
Amortization of prior service (credit) cost	—	—	—	—	—	—
(a) In 2019, the Company purchased annuity contracts from a third-party insurance company that assumed responsibility for future pension benefits for certain participants in the Company’s Canadian defined benefit plans and recognized a net loss on the settlement and de-recognition of the projected benefit obligation. The year ended December 31, 2020 includes settlement gains for Canadian plans in the process of winding-up. During 2021, the Company completed the wind-up of certain Canadian pension plans and began the process of winding up additional Canadian plans, recognizing a loss. In 2021, the Company purchased annuity contracts from a third-party insurance company that assumed responsibility for future pension benefits for certain participants in the Company’s U.S. defined benefit plans and recognized a loss on the settlement and de-recognition of the projected benefit obligation.
Net losses, prior service costs or credits and plan amendments that have not yet been included in pension and postretirement expense for the two years ended December 31 which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2021	2020	2021	2020
Prior service cost (credit)	$(1,455)	$(2,116)	$879	$1,032
Net losses	(95,470)	(187,533)	(3,547)	(1,820)
Deferred income tax benefit	22,243	43,731	501	90
Accumulated other comprehensive income (loss)	$(74,682)	$(145,918)	$(2,167)	$(698)
For defined benefit pension plans, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the years ended December 31:

	2021	2020
Projected benefit obligation	$784,426	$919,385
Accumulated benefit obligation	$754,727	$891,345
Fair value of plan assets	$658,177	$715,266
For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets were $745 million and $605 million at December 31, 2021, respectively, and $867 million and $646 million at December 31, 2020, respectively.
For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets were $717 million and $605 million at December 31, 2021, respectively, and $831 million and $646 million at December 31, 2020, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of net pension and postretirement benefit cost that have been recognized in continuing operations during the three years ended December 31:

	Pension			Postretirement
Components of Net Periodic Benefit Cost	2021	2020	2019	2021	2020	2019
Service cost	$10,322	$8,985	$8,182	$1,437	$1,234	$1,795
Interest cost	17,331	23,573	29,651	650	855	1,198
Expected return on plan assets	(37,255)	(36,786)	(40,192)	—	—	—
Amortization of prior service (credit) cost	703	717	846	(153)	(153)	(153)
Amortization of losses	15,471	13,084	10,363	20	(188)	81
Pension settlement (gain) loss	7,618	(1,571)	(1,770)	—	—	—
Other	—	—	—	(49)	(2,091)	—
Net periodic benefit cost (a)	$14,190	$8,002	$7,080	$1,905	$(343)	$2,921
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
The following table sets forth the weighted average principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Assumptions used to determine benefit obligations at December 31:
Discount rate	2.82%	2.48%	3.45%	2.77%	2.50%	2.62%
Rate of compensation increase	2.65%	2.70%	2.70%	3.90%	4.12%	3.79%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.57%	3.16%	4.00%	2.42%	3.16%	3.62%
Expected long-term return on plan assets	5.93%	6.24%	6.60%	N/A	N/A	N/A
Rate of compensation increase	2.65%	2.70%	2.70%	3.90%	4.12%	3.79%
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
Assumed health care cost trends have a significant effect on the amounts reported for the postretirement benefit plans. The following table sets forth the assumed health care cost trend rates as of December 31:

	Postretirement
	2021		2020
	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	7.40%	6.00%	6.50%	5.68%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	3.70%	4.50%	5.00%	4.50%
Year that ultimate trend rate is reached	2074	2023-2025	2024	2022-2025

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Investment of Plan Assets
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the defined benefit pension plans’ investment program. The investment approach of each defined benefit pension plan is designed to maximize returns and provide sufficient liquidity to meet each plans obligations while maintaining acceptable risk levels. For certain defined benefit plans, investment target allocation percentages for equity securities can range up to 65 percent. In other more well-funded plans, 100 percent is allocated to fixed income securities. All plans were within their respective targeted ranges. The Company’s weighted average defined benefit pension plan asset allocation at December 31, 2021 and 2020, by asset category are as follows:

	Percentage of Plan Assets
Asset Category	2021	2020
U.S. equity securities	21%	29%
International equity securities	24%	25%
U.S. fixed income securities	35%	24%
International fixed income securities	14%	18%
Other	6%	4%
Total	100%	100%
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier Advanced Materials common stock at December 31, 2021 or 2020.
Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies and New Accounting Pronouncements for definition), the assets of the plans as of December 31, 2021 and 2020.

	Fair Value at December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds and Collective trusts	$174,939	$—	$—	$174,939
Corporate bonds	$—	$49,938	$—	$49,938
US government securities	$—	$54,823	$—	$54,823

Investments at net asset value:
Common collective trust funds				378,477
Total assets at fair value				$658,177

	Fair Value at December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$5,878	$—	$—	$5,878

Investments at net asset value:
Common collective trust funds				709,388
Total assets at fair value				$715,266

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

The valuation methodology used for measuring the fair value of these asset categories was as follows:
Mutual funds and Collective trusts — Net asset value in an observable market.
Corporate bonds — Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
US government securities — Valued using pricing models maximizing the use of observable inputs for similar securities.
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
There have been no changes in the methodology used during the years ended December 31, 2021 and 2020.
Cash Flows
Expected benefit payments for the next ten years are as follows:

	Pension Benefits	Postretirement Benefits
2022	$38,141	$1,623
2023	38,293	1,634
2024	38,939	1,641
2025	39,595	1,765
2026	40,276	1,954
2027 — 2031	206,373	10,121
The Company has mandatory pension contribution requirements of $3 million in 2022 and may make additional discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. The Company’s contributions charged to expense for these plans were $8 million, $7 million, and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
18.    Other Operating Expense, Net
Other operating expense, net was comprised of the following for the three years ended December 31:

	2021	2020	2019
Environmental liability expense (a)	$(6,709)	$(5,954)	$(17,663)
Loss on sale or disposal of property, plant and equipment	(1,010)	(481)	(1,319)
Equity income (loss) from joint venture	(2,048)	(3,706)	(5,089)
Insurance settlement	—	—	4,500
Miscellaneous income (expense)	(486)	(34)	(2,393)
Total other operating expense, net	$(10,253)	$(10,175)	$(21,964)
(a)    Environmental liability expense reflects the adjustments to the Company’s estimates for environmental liability for the assessment, remediation and long-term monitoring and maintenance of the disposed operations sites over the next 20 years and other related costs. See Note 10 — Environmental Liabilities for additional information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

19.    Income Taxes
Income Tax Benefit (Expense) from Continuing Operations
Income tax benefit (expense) from continuing operations for the three years ended December 31 are as follows:

	2021	2020	2019
Current
Federal	$2,676	$49,940	$7,792
Foreign	(4,924)	302	(4,201)
State and other	(158)	(332)	534
	(2,406)	49,910	4,125
Deferred
Federal	(5,241)	3,390	(2,752)
Foreign	41,962	6,868	18,634
State and other	373	722	379
	37,094	10,980	16,261
Income tax expense	$34,688	$60,890	$20,386
A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for the three years ended December 31 is as follows:

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
CARES Act and other tax regulations (a)	(0.8)	20.2	3.9
Change in valuation allowance (b)	(3.6)	13.9	(10.5)
Adjustment to previously filed tax returns	5.2	6.4	0.1
Tax credits (excluding FTC)	2.1	2.5	4.5
Nondeductible compensation for executives and share-based awards	(3.0)	(2.1)	1.0
Net changes in uncertain tax positions	(2.2)	(1.7)	(1.6)
Difference in foreign statutory rates	1.0	1.8	1.6
Book tax differences related to joint venture	0.6	0.3	0.2
U.S. tax on foreign earnings (GILTI and Subpart F inclusions)	(2.2)	—	—
Change in blended statutory rate (c)	23.2	0.2	(0.8)
Other	0.6	(0.5)	0.1
Income tax rate as reported	41.9%	62.0%	19.5%
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

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
(c)The 2021 effective tax rate differs from the statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher blended statutory tax rate in Canada. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces due to the sale of lumber and newsprint assets. Less significantly, France enacted scheduled decreases to the federal statutory tax rate between 2019 and 2022. The annual impact of remeasuring the French deferred tax liabilities to the scheduled statutory tax rates is also included here.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax liability for the two years ended December 31 were as follows:

	2021	2020
Gross deferred tax assets:
Canadian net operating losses (a)	$115,436	$168,342
Canadian pool of scientific research and experimentation deductions ("SR&ED") (a)	94,705	87,722
Property, plant and equipment basis differences	103,877	95,267
Tax credit carryforwards (a)	72,881	84,844
Pension, postretirement and other employee benefits	37,753	52,876
Environmental liabilities	41,218	39,067
Deferred interest deductions (a)	11,388	11,290
Other compensation	4,330	6,363
State net operating losses (a)	4,987	4,290
Capitalized costs	2,259	3,521
Other	18,448	14,465
Total gross deferred tax assets	507,282	568,047
Less: valuation allowance (a)	(67,644)	(81,133)
Total deferred tax assets after valuation allowance	439,638	486,914
Gross deferred tax liabilities:
Property, plant and equipment basis differences	(105,152)	(103,793)
Intangible assets	(9,245)	(11,513)
Other	(10,607)	(13,111)
Total gross deferred tax liabilities	(125,004)	(128,417)
Net deferred tax asset	$314,634	$358,497

Included in:
Deferred tax assets	$335,119	$382,959
Deferred tax liabilities	(20,485)	(24,462)
	$314,634	$358,497

(a)    The following relates to net operating losses, tax credits, and certain other carryforwards as of December 31, 2021:

	Gross Amount	Tax Effected	Valuation Allowance	Expiration
Foreign R&D credit carryforwards	$42,512	$42,512	$(42,512)	2022-2039
State tax credit carryforwards	$22,135	$22,135	$(21,893)	2022-2030
State net operating losses	$108,028	$4,987	$(3,201)	2022-2041
Canada non-capital losses	$527,439	$115,436	$—	2028-2041
Canadian pool of SR&ED	$411,334	$94,705	$—	None
Interest limitation carryforward	$51,726	$11,388	$—	None
Unrecognized Tax Benefits
The Company recognizes the impact of a tax position if it is more likely than not to prevail, based on technical merit, in the case of an audit. As of December 31, 2021, there were several positions resulting in unrecognized tax benefits that, if recognized, would affect income tax expense. A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

	2021	2020	2019
Balance at January 1,	$11,438	$10,555	$8,844
Decreases related to prior year tax positions	(1,330)	(2,251)	(193)
Increases related to prior year tax positions	1,019	3,009	1,904
Increases related to current year tax positions	946	125	—
Balance at December 31,	$12,073	$11,438	$10,555
Each of the Company’s unrecognized tax benefits would impact the effective tax rate if recognized. Total interest and penalties recorded in unrecognized tax benefits is less than $1 million.
It is reasonably possible that within the next twelve months a number of tax positions could increase or decrease, due to pending tax legislation, new tax regulations, or the conclusion of statute of limitations, impacting the Company’s unrecognized tax position reserve by between a decrease of $2 million and increase of $4 million.
Tax Statutes
In the normal course of business, the Company is regularly audited by tax authorities, and is currently under audit in the U.S. and Canada. The following table provides detail of tax years that remain open to examination by significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S.	2014-2021
France	2018-2021
Canada	2017-2021
Other Tax Items
Several provisions passed in 2017 as part of the Tax Cuts and Jobs Act are scheduled to go into effect beginning in 2022. Certain of these provisions would, as currently enacted, negatively impact the Company’s U.S. cash taxes in future years. The most impactful of these provisions is the further limitation of U.S. interest deductibility under Internal Revenue Code §163(j). Under this section, Companies may only deduct U.S. interest expenses up to a portion of Adjusted Taxable Income (“ATI”). Beginning in 2022, ATI is reduced from a tax EBITDA measurement to tax EBIT, which results in a significant decrease in U.S. interest deductibility. Additional provisions which could impact the Company’s U.S. taxes in future years include the requirement to capitalize and amortize research expenditures and the phase-out of immediate expensing of U.S. capital asset additions.

20.    Segment and Geographical Information
As a result of the sale of the Company’s lumber and newsprint assets, the Company operates in the following business segments: High Purity Cellulose, Paperboard, High-Yield Pulp and Corporate. All prior period amounts presented herein have been reclassified to conform to the new segment structure. See Note 3 —Discontinued Operations for additional information on the sale of the Company’s lumber and newsprint assets. See also Note 1 — Nature of Operations and Basis of Presentation for a description of the operating businesses. The Corporate segment consists primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. The Company allocates a portion of the cost of maintaining these support functions to its operating units.

The Company evaluates the performance of its segments based on operating income. Intersegment sales consist primarily of High-Yield Pulp sales to Paperboard. Intersegment sales prices are at rates that approximate market for the respective operating area.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Net sales, disaggregated by product-line, was comprised of the following for the three years ended December 31:

	2021	2020	2019
Net sales:
High Purity Cellulose
Cellulose Specialties	$711,574	$685,177	$765,077
Commodity Products	279,307	282,663	279,527
Other sales (a)	100,268	83,463	82,383
Total High Purity Cellulose	1,091,149	1,051,303	1,126,987
Paperboard
Paperboard	208,332	189,882	199,987
High-Yield Pulp
High-Yield Pulp	135,676	125,417	127,784
Eliminations	(27,599)	(22,768)	(23,810)
Total net sales	$1,407,558	$1,343,834	$1,430,948
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
Operating income by segment was comprised of the following for the years ended December 31:

	2021	2020	2019
Operating income:
High Purity Cellulose	$19,738	$6,994	$6,588
Paperboard	13,379	17,862	4,120
High-Yield Pulp	6,686	(225)	2,726
Corporate	(50,248)	(54,996)	(65,917)
Total operating loss	$(10,445)	$(30,365)	$(52,483)
Identifiable assets by segment were as follows for the years ended December 31:

	2021	2020
Identifiable assets:
High Purity Cellulose	$1,579,300	$1,528,929
Paperboard	114,391	129,871
High-Yield Pulp	38,147	33,259
Corporate	713,186	624,541
Assets Held for Sale	—	213,265
Total identifiable assets	$2,445,024	$2,529,865
Long-life assets by country were as follows for the years ended December 31:

	2021	2020
Long-life assets:
United States	$737,710	$768,111
Canada (a)	723,662	898,430
France	207,407	229,613
Other	125	138
Total long-life assets	$1,668,904	$1,896,292
(a) 2020 includes $141 million of assets of discontinued operations

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization and capital expenditures by segment were as follows for the years ended December 31:

	2021	2020	2019
Depreciation and amortization:
High Purity Cellulose	$116,757	$116,080	$123,279
Paperboard	14,320	15,420	15,587
High-Yield Pulp	2,544	2,528	2,551
Corporate	4,678	4,343	735
Total depreciation and amortization	$138,299	$138,371	$142,152

Capital expenditures (a):
High Purity Cellulose	$110,092	$67,906	$79,293
Paperboard	2,160	1,838	1,446
High-Yield Pulp	2,215	2,127	2,265
Corporate	205	1,621	6,300
Total capital expenditures	$114,672	$73,492	$89,304
(a) Amounts exclude the impact of changes in capital assets purchased on account and government grants.
Geographical distribution of the Company’s sales was comprised of the following for the three years ended December 31:

	Sales by Destination
	2021	%	2020	%	2019	%
United States	$472,440	34	$458,749	34	$502,232	36
China	295,515	21	357,091	27	328,037	23
Canada	72,490	5	71,817	5	69,891	5
Japan	118,443	9	119,178	9	119,839	8
Europe	283,904	20	233,535	17	268,134	18
Latin America	18,901	1	12,688	1	10,223	1
Other Asia	130,233	9	73,734	6	115,332	8
All other	15,632	1	17,042	1	17,260	1
Total sales	$1,407,558	100	$1,343,834	100	$1,430,948	100
The Company had no significant customers representing over 10 percent of total sales for the year ended December 31, 2021. The Company had one significant customer in the High Purity Cellulose segment that represented 10 percent of total sales for the year ended December 31, 2020. The Company had no significant customers representing over 10 percent of total sales for the year ended December 31,2019.

21.    Commitments and Contingencies
Commitments
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $7 million, $7 million, and $6 million in 2021, 2020 and 2019, respectively. See Note 4 - Leases, for additional information on future minimum lease payments.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2021, the future minimum payments under purchase obligations were as follows:

Purchase Obligations (a) (b)
2022	$163,053
2023	64,418
2024	58,805
2025	49,860
2026	33,744
Thereafter	401,335
Total	$771,215
(a)    Purchase obligations primarily consist of payments expected to be made on natural gas, steam energy and wood chips purchase contracts. Obligations reported in the table are estimates and may vary based on changes in actual price and volumes terms.
(b) Purchase obligations under the twenty-year wood chip and residual fiber supply agreement with GreenFirst represent $402 million of the purchase obligations presented above. The Company is expected to make payments of $20 million per year through the duration of the agreement.
Litigation and Contingencies
Final Settlement Reached in Dispute with IESO Relating to Investigation of the Kapuskasing Newsprint Facility. From the period from 2014 to early 2021, the Market Assessment and Compliance Division (“MACD”) branch of the Independent Electricity System Operator (“IESO”), the governmental agency responsible for operating the wholesale electricity market and directing the operation of the bulk electrical system in the province of Ontario, Canada, had been engaged in reviewing the Company's compliance with the published rules that govern the operation of the wholesale electricity market in Ontario, Canada. The inquiry was focused primarily on payments made by IESO to the Company between 2010 and 2019 under market rules in connection with multiple planned, extended and unplanned forced outages that caused extensive downtime, in full or in part, of the Company’s former Kapuskasing, Ontario newsprint facility.

In May 2020, MACD finalized two of its four investigations into the Company’s electricity management practices at its former Kapuskasing newsprint facility and issued orders asserting penalties of CAD $25 million. These orders called for the Company to pay penalties of CAD $3 million immediately and CAD $12 million over a 10-year period, with the remaining CAD $10 million to be deferred and ultimately forgiven assuming the Company otherwise complied with the orders’ remaining terms. The Company, which maintained it had complied in all material respects with the published rules, vigorously contested IESO’s orders, including through the filing of judicial review proceedings with the divisional Court (Superior Court of Justice) of Ontario seeking invalidation of the orders. At the time these orders were issued, the remaining two investigations remained open, subjecting the Company to the risk that MACD may in the future issue additional orders upon finalization of these additional investigations.

On April 19, 2021, the Company and IESO entered into Minutes of Settlement (“MOS”) pursuant to which the parties agreed to fully and finally settle all claims relating to all four of the investigations (whether completed or not) and related orders, the judicial review proceedings and underlying disputes. As part of the settlement, the Company agreed to a fixed obligation to pay a sum of CAD $12 million over a period of 5 years comprised of a CAD $4.5 million up-front payment and a CAD $7.5 million payment to be spread (on a front-weighted basis) over the next 5 anniversaries of the MOS, without interest. In addition to the foregoing, the MOS provides that a “suspended” sum of CAD $10.4 million would become due and payable in the event the Company fails to comply with any of the terms and conditions of the MOS or commits an event of default, as defined under the applicable market rules, unless such breach or event of default is remedied on a timely basis. This contingent “suspended” sum decreases annually as the scheduled fixed, or non-contingent, payments are made under the MOS. Assuming no uncured event of default or breach occurs during the repayment period, upon full payment of the CAD $12 million, the entire "suspended" sum shall be extinguished and the Company shall be released from any payment obligation with respect thereto.

Given the parties’ finalization of and entry into the MOS, the Company considers this matter concluded (subject only to the parties’ obligations yet to be performed under the MOS).

Duties on Canadian softwood lumber sold to the U.S. The Company operated six softwood lumber mills in Ontario and Quebec, Canada and exported softwood lumber into the United States from Canada. In 2017, anti-dumping and countervailing

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

duties were assessed by the United States Department of Commerce (“USDOC”) on lumber exported into the United States, with the Company being assigned an anti-dumping duty rate of 6 percent and a countervailing duty rate of 14 percent. In December 2020, following its administrative review of the period of April 28, 2017 through December 31, 2018, USDOC determined revised rates for anti-dumping and countervailing duties. As such, from December 2020 through the closing of the sale of the lumber assets on August 28, 2021, the Company was subject to an anti-dumping duty rate of approximately 1.6 percent and a countervailing duty rate of approximately 7.4 percent. Canada’s legal challenge to the USDOC’s assessment of duties continues in spite of the recent revision in rates.

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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of December 31, 2021, the Company had net exposure of $40 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $82 million as of December 31, 2021, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company proportion of the LTF financing agreement guarantee was $33 million at December 31, 2021.
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
The Company currently employs just over 2,500 people in the United States, Canada and France. As of December 31, 2021, approximately 72 percent of the work force is unionized. As a result, the Company is required to negotiate wages, benefits and other terms with unionized employees collectively. As of December 31, 2021, all of the Company’s collective bargaining agreements covering its unionized employees are current.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

22.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information was comprised of the following for the three years ended December 31:

	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest on debt	$46,770	$49,294	$48,124
Cash paid (received) for income taxes	$(34,715)	$1,168	$3,266
Capital assets purchased on account	$25,580	$19,594	$11,513
Assets acquired under operating leases	$6,774	182	$16,544

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Continued)

23.    Quarterly Results for 2021 and 2020 (Unaudited)

	Quarter Ended
	March 27	June 26	September 25	December 31	Total Year
2021
Net Sales	$318,678	$341,019	$374,014	$373,847	$1,407,558
Gross Margin	$20,424	$22,279	$19,336	$12,683	$74,722
Operating Income	$(473)	$1,377	$2,826	$(14,175)	$(10,445)
Income (loss) from continuing operations	$(16,211)	$8,297	$(13,394)	$(28,461)	$(49,769)
Income from discontinued operations	$(10,817)	$113,931	$8,636	$4,433	$116,183
Net Income (Loss)	$(27,028)	$122,228	$(4,758)	$(24,028)	$66,414
Basic earnings per share
Continuing operations	$(0.26)	$0.13	$(0.21)	$(0.45)	$(0.78)
Discontinued operations	$(0.17)	$1.79	$0.14	$0.07	$1.83
Total	$(0.43)	$1.92	$(0.07)	$(0.38)	$1.05
Diluted earnings per share:
Continuing operations	$(0.26)	$0.13	$(0.21)	$(0.45)	$(0.78)
Discontinued operations	$(0.17)	$1.76	$0.14	$0.07	$1.83
Total	$(0.43)	$1.89	$(0.07)	$(0.38)	$1.05

	Quarter Ended
	March 28	June 27	September 26	December 31	Total Year
2020
Net Sales	$324,476	$324,170	$323,483	$371,705	$1,343,834
Gross Margin	$8,280	$22,538	$21,570	$11,041	$63,429
Operating Income	$(6,166)	$(6,161)	$(1,110)	$(16,928)	$(30,365)
Income (loss) from continuing operations	$(17,987)	$(3,505)	$12,621	$(29,198)	$(38,069)
Income from discontinued operations	$(6,139)	$(9,358)	$16,239	$37,882	$38,624
Net Income (Loss)	$(24,126)	$(12,863)	$28,860	$8,684	$555
Basic earnings per share
Continuing operations	$(0.29)	$(0.05)	$0.20	$(0.46)	$(0.60)
Discontinued operations	$(0.09)	$(0.15)	$0.26	$0.60	$0.61
Total	$(0.38)	$(0.20)	$0.46	$0.14	$0.01
Diluted earnings per share:
Continuing operations	$(0.29)	$(0.05)	$0.20	$(0.46)	$(0.60)
Discontinued operations	$(0.09)	$(0.15)	$0.25	$0.60	$0.61
Total	$(0.38)	$(0.20)	$0.45	$0.14	$0.01

Table of Contents

Rayonier Advanced Materials Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020, and 2019
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2021	$487	$346	$2	$(61)	$774
Year ended December 31, 2020	$606	$108	$4	$(231)	$487
Year ended December 31, 2019	$559	$232	$10	$(195)	$606
Allowance for sales returns:
Year ended December 31, 2021	$759	$(15)	$—	$(7)	$737
Year ended December 31, 2020	$730	$156	$—	$(127)	$759
Year ended December 31, 2019	$1,259	$(346)	$—	$(183)	$730
Deferred tax asset valuation allowance:
Year ended December 31, 2021	$81,133	$(13,489)	$—	$—	$67,644
Year ended December 31, 2020	$94,660	$(13,527)	$—	$—	$81,133
Year ended December 31, 2019	$85,938	$8,722	$—	$—	$94,660
Self-insurance liabilities:
Year ended December 31, 2021	$1,028	$273	$—	$(319)	$982
Year ended December 31, 2020	$1,357	$425	$—	$(754)	$1,028
Year ended December 31, 2019	$1,011	$622	$—	$(276)	$1,357