Form 10-Q
period 2022-03-26
RAYONIER ADVANCED MATERIALS INC.
filed 2022-05-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
The registrant had 63,849,147 shares of common stock, $.01 par value per share, outstanding as of April 29, 2022.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 26, 2022	March 27, 2021
Net Sales	$351,716	$318,678
Cost of Sales	(345,789)	(298,254)
Gross Margin	5,927	20,424

Selling, general and administrative expenses	(20,107)	(15,840)
Other operating expense, net	(1,612)	(5,056)
Operating Loss	(15,792)	(472)
Interest expense	(16,198)	(15,349)
Interest income and other, net	(513)	(795)
Other components of pension and OPEB, excluding service costs	1,010	808
Unrealized gain on GreenFirst equity securities	8,900	—
Loss from Continuing Operations Before Income Taxes	(22,593)	(15,808)
Income tax expense (Note 16)	(1,398)	(93)
Equity in loss of equity method investment	(389)	(309)
Loss from Continuing Operations	(24,380)	(16,210)
Loss from discontinued operations, net of taxes (Note 2)	(471)	(10,817)
Net Loss	$(24,851)	$(27,027)

Basic Earnings (Loss) Per Common Share (Note 13)
Loss from continuing operations	$(0.38)	$(0.26)
Loss from discontinued operations	(0.01)	(0.17)
Loss per common share-basic	$(0.39)	$(0.43)
Diluted Earnings (Loss) Per Common Share (Note 13)
Loss from continuing operations	$(0.38)	$(0.26)
Loss from discontinued operations	(0.01)	(0.17)
Loss per common share-diluted	$(0.39)	$(0.43)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
Net Loss	$(24,851)	$(27,027)
Other Comprehensive Loss, net of tax (Note 11):
Foreign currency translation adjustments	(6,282)	(9,268)
Unrealized gain (loss) on derivative instruments	80	(1,268)
Net gain from pension and postretirement plans	1,948	3,302
Total other comprehensive loss	(4,254)	(7,234)
Comprehensive Loss	$(29,105)	$(34,261)

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 26, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$178,749	$253,307
Accounts receivable, net (Note 3)	201,433	181,604
Inventory (Note 4)	223,318	230,691
Income tax receivable	20,927	21,411
Investment in GreenFirst equity securities (Note 10)	48,087	38,510
Prepaid and other current assets	72,236	50,597
Total current assets	744,750	776,120

Property, Plant and Equipment (net of accumulated depreciation of $1,662,746 at March 26, 2022 and $1,642,442 at December 31, 2021)	1,172,866	1,146,162
Deferred Tax Assets	336,208	335,119
Intangible Assets, net	29,680	31,432
Other Assets	155,811	156,191
Total Assets	$2,439,315	$2,445,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$193,394	$169,456
Accrued and other current liabilities (Note 6)	140,589	136,124
Debt due within one year (Note 7)	32,884	37,680
Current environmental liabilities (Note 8)	11,310	11,303
Total current liabilities	378,177	354,563

Long-Term Debt (Note 7)	892,523	891,031
Long-Term Environmental Liabilities (Note 8)	160,340	159,919
Pension and Other Postretirement Benefits	168,374	170,317
Deferred Tax Liabilities	20,686	20,485
Other Long-Term Liabilities	32,022	34,366
Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,849,147 and 63,738,409 issued and outstanding, as of March 26, 2022 and December 31, 2021, respectively	638	637
Additional paid-in capital	410,788	408,834
Retained earnings	464,491	489,342
Accumulated other comprehensive loss (Note 11)	(88,724)	(84,470)
Total Stockholders’ Equity	787,193	814,343
Total Liabilities and Stockholders’ Equity	$2,439,315	$2,445,024

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
Operating Activities
Net loss	$(24,851)	$(27,027)
Loss from discontinued operations	471	10,817
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	27,393	33,316
Stock-based incentive compensation expense (benefit)	2,259	(687)
Deferred income tax expense	(697)	(2,119)
Unrealized gain on GreenFirst equity securities	(8,900)	—
Net periodic benefit cost of pension and other postretirement plans	1,519	2,104
Unrealized gain on derivative instruments	—	(1,728)
Unrealized loss from foreign currency	1,533	1,636
Other	1,757	808
Changes in operating assets and liabilities:
Receivables	(22,751)	(6,580)
Inventories	6,946	(19,154)
Accounts payable	13,505	(2,470)
Accrued liabilities	5,053	26,958
All other operating activities	(24,503)	8,146
Contributions to pension and other postretirement plans	(1,619)	(1,582)
Cash (Used in) Provided by Operating Activities-continuing operations	(22,885)	22,438
Cash (Used in) Provided by Operating Activities-discontinued operations	(635)	15,777
Cash (Used in) Provided by Operating Activities	(23,520)	38,215

Investing Activities
Capital expenditures, net	(45,167)	(16,094)
Investment in equity method investment	—	(987)
Cash Used for Investing Activities-continuing operations	(45,167)	(17,081)
Cash Used for Investing Activities-discontinued operations	—	(3,431)
Cash Used for Investing Activities	(45,167)	(20,512)

Financing Activities
Revolving credit facility and other borrowings	3,397	—
Repayment of long-term debt	(2,119)	(1,549)
Short-term financing, net	(5,388)	(520)
Common stock repurchased	(304)	(1,420)
Cash Used for Financing Activities	(4,414)	(3,489)

Cash and Cash Equivalents
Change in cash and cash equivalents	(73,101)	14,214
Net effect of foreign exchange on cash and cash equivalents	(1,457)	(1,117)
Balance, beginning of period	253,307	93,653
Balance, end of period	$178,749	$106,750

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollar amounts in thousands unless otherwise stated)

1.    Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.
As a result of the sale of its lumber and newsprint assets in August 2021 to GreenFirst Forest Products, Inc. (“GreenFirst”), the Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. See Note 2 —Discontinued Operations for additional information.
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
On May 2, 2022, the Company announced the sale of the 28,684,433 common shares of GreenFirst it received in connection with the sale of its lumber and newsprint assets in August 2021. The common shares were sold for approximately $43 million. The sale agreement contains a purchase price protection clause whereby the Company is entitled to participate in further share price appreciation under certain circumstances over the next 18 months.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
2.    Discontinued Operations
On August 28, 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Ontario and Québec Canada, to GreenFirst for $232 million, paid in cash, 28.7 million shares of GreenFirst’s common stock and a credit note issued to the Company by GreenFirst in the amount of CAD $8 million (approximately USD $5 million after present value discount). The GreenFirst common shares have been accounted for at fair value, with changes in fair value recorded in the Consolidated Statements of Income and Comprehensive Income. See Note 10 — Fair Value Measurements for additional information. The Company recently sold the GreenFirst common shares. See Note 1 — Basis of Presentation and New Accounting Pronouncements for additional information.
The cash received at closing was preliminary and subject to final purchase price and other sale-related adjustments. During the first quarter of 2022, the Company trued-up certain sale-related items with GreenFirst for a total net cash outflow of $3 million, as previously disclosed. Pursuant to the terms of the asset purchase agreement, GreenFirst and the Company continue efforts to finalize the closing inventory valuation adjustment.
In connection with the transaction, the parties entered into a Transition Services Agreement ("TSA") whereby the Company would provide certain transitional services to GreenFirst, including information technology, accounting, treasury and other services following the closing of the transaction. The TSA is expected to be terminated in the second quarter of 2022.

Income (loss) from discontinued operations is comprised of the following:

	Three Months Ended
	March 26, 2022	March 27, 2021
Net sales (a)	$—	$146,463
Cost of sales	(173)	(82,727)
Gross margin	(173)	63,736
Selling, general and administrative expenses and other	(458)	(8,466)
Operating income (loss)	(631)	55,270
Interest expense (b)	—	(2,614)
Other non-operating income	(4)	345
Income (loss) from discontinued operations before income taxes	(635)	53,001
Income tax benefit (expense)	164	(63,818)
Loss from discontinued operations, net of taxes	$(471)	$(10,817)

(a)    Net of intercompany sales of $0 million and $12 million for three months ended March 26, 2022 and March 27, 2021, respectively.

(b)    The Company allocated interest expense to discontinued operations based on the total portion of debt not attributable to other operations repaid as a result of the transaction.

Other discontinued operations information is as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
Depreciation and amortization	$—	$3,173
Capital expenditures	$—	$3,488

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
3.    Accounts Receivable, Net
The Company’s accounts receivable included the following:

	March 26, 2022	December 31, 2021
Accounts receivable, trade	$160,726	$131,371
Accounts receivable, other (a)	41,756	51,007
Allowance for expected credit losses	(1,049)	(774)
Total accounts receivable, net	$201,433	$181,604
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

4.    Inventory
The Company’s inventory included the following:

	March 26, 2022	December 31, 2021
Finished goods	$167,980	$175,832
Work-in-progress	1,792	6,533
Raw materials	46,835	41,974
Manufacturing and maintenance supplies	6,711	6,352
Total inventory	$223,318	$230,691

5     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of March 26, 2022, the Company’s leases have remaining lease terms of 1 year to 14.6 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the right of use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of March 26, 2022 and December 31, 2021 was 7.7 percent and 7.6 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of March 26, 2022 and December 31, 2021 was 7.0 percent.

The Company’s operating and finance lease cost is as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

	Three Months Ended
	March 26, 2022	March 27, 2021
Operating Leases
Operating lease expense	$1,931	$1,369
Finance Leases
Amortization of ROU assets	92	86
Interest	37	43
Total	$2,060	$1,498
As of March 26, 2022, the weighted average remaining lease term is 5.3 years and 4.6 years for operating leases and financing leases, respectively. As of December 31, 2021, the weighted average remaining lease term is 5.3 years and 4.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $2 million and $1 million from operating lease payments made during the three months ended March 26, 2022 and March 27, 2021, respectively. Finance lease cash flows were immaterial during the three months ended March 26, 2022 and March 27, 2021.
As of March 26, 2022 and December 31, 2021, assets acquired under finance leases of $2 million and $2 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases are included as debt and the maturities for the remainder of 2022 and the next four years and thereafter are included in Note 7 — Debt and Finance Leases.
The Company’s consolidated balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	March 26, 2022	December 31, 2021
Right-of-use assets	Other assets	$17,438	$18,316
Lease liabilities, current	Accrued and other current liabilities	$6,291	$6,050
Lease liabilities, non-current	Other long-term liabilities	$11,641	$12,551
As of March 26, 2022, operating lease maturities for the remainder of 2022 through 2026 and thereafter are as follows:

March 26, 2022
Remainder of 2022	$5,875
2023	6,077
2024	2,616
2025	1,705
2026	1,103
Thereafter	5,351
Total minimum lease payments	$22,727
Less: imputed interest	(4,794)
Present value of future minimum lease payments	$17,933

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
6.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	March 26, 2022	December 31, 2021
Accrued customer incentives	$28,703	$26,726
Accrued payroll and benefits	22,121	13,363
Accrued interest	15,126	19,153
Accrued income taxes	10,381	9,210
Accrued property and other taxes	5,684	4,074
Deferred revenue (a)	23,068	22,519
Other current liabilities	35,506	41,080
Total accrued and other current liabilities	$140,589	$136,124
(a) Includes CAD $25 million (approximately $20 million) associated with funds received in 2021 for the Canada Emergency Wage Subsidy (“CEWS”). All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time that there is sufficient evidence that it will not be required to repay such amounts.
7.    Debt and Finance Leases
The Company’s debt and finance leases included the following:

	March 26, 2022	December 31, 2021
ABL Credit Facility due 2025, $100 million available, bearing interest of approximately 0.45% LIBOR floor plus 2.25%, interest rate of 2.70% at March 26, 2022	$—	$—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	475,000	475,000
Senior Notes due 2024 at a fixed interest rate of 5.5%	369,185	369,185
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from July 2022 through April 2028, secured by certain assets of the Temiscaming mill	64,676	65,451
Other loans (a)	20,701	18,280
Short-term factoring facility-France	1,730	7,118
Finance lease obligation	2,052	2,138
Total debt principal payments due	933,344	937,172
Less: Debt premium, original issue discount and issuance costs, net	(7,937)	(8,461)
Total debt	925,407	928,711
Less: Debt due within one year	(32,884)	(37,680)
Long-term debt	$892,523	$891,031
(a) Loans for energy/bioethanol projects in France.

As of March 26, 2022, debt and finance lease payments due during the remainder of 2022, the next four years and thereafter are as follows:

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

Debt Principal Payments
Remainder of 2022	$30,486
2023	10,782
2024	380,445
2025	11,301
2026	485,662
Thereafter	12,616
Total principal payments	$931,292

8.    Environmental Liabilities
An analysis of liabilities for the three months ended March 26, 2022 is as follows:

Balance, December 31, 2021	$171,222
Increase in liabilities	827
Payments	(558)
Foreign currency adjustments	159
Balance, March 26, 2022	171,650
Less: Current portion	(11,310)
Long-term environmental liabilities	$160,340
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 26, 2022, the Company estimates this exposure could range up to approximately $86 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
In December 2020, the Company terminated all outstanding derivative instruments, which had been previously designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
instruments were deferred as a component of accumulated other comprehensive income (loss) to be recognized in earnings as the underlying hedged transactions occur and affect earnings.
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
The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income is as follows:

	Three Months Ended March 26, 2022
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$(92)	Interest income and other, net

	Three Months Ended March 27, 2021
	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$1,828	Cost of sales
Foreign exchange forward contracts	$—	$(100)	Interest income and other, net

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	March 26, 2022	December 31, 2021
Foreign exchange cash flow hedges	$(767)	$(847)

10.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	March 26, 2022			December 31, 2021
	Carrying Amount	Fair Value (b)		Carrying Amount	Fair Value (b)
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$178,749	$178,749	$—	$253,307	$253,307	$—
Investment in GreenFirst equity securities	$48,087	$48,087	$—	$38,510	$—	$38,510

Liabilities (a):
Fixed-rate long-term debt	921,625	—	934,787	919,455	—	964,308
(a) Liabilities exclude finance lease obligation.
(b) The Company did not have Level 3 assets or liabilities at March 26, 2022 or December 31, 2021.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — The carrying amount is equal to fair market value.
Investment in GreenFirst shares — The Company received shares of common stock in connection with the sale of the lumber and newsprint assets to GreenFirst, which the Company was required to hold for a minimum of six months following the close of the transaction. Accordingly, prior to February 28, 2022, the fair value of these shares reflected a discount for lack of marketability (“DLOM”) given the restriction on sale by the Company. The primary inputs in the fair value estimate during the minimum holding period were expected term, dividend yield, volatility and risk-free rate. All inputs to the DLOM were observable. GreenFirst is based in Canada and currently does not pay a dividend. At March 26, 2022, the DLOM is no longer applicable as the six-month sale restriction has expired.
The following were the key inputs at each measurement date:

	March 26, 2022	December 31, 2021	At closing of transaction
Expected Term	n/a	0.16 years	0.5 years
Risk-free rate	n/a	0.10%	0.20%
Dividend yield	—	—	—
Volatility	n/a	73.77%	92.04%

DLOM	n/a	6.77%	14.38%
The Company recently sold the GreenFirst common shares. See Note 1 — Basis of Presentation and New Accounting Pronouncements for additional information.

Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities.
The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(76,849)	$(146,614)
Other comprehensive gain (loss) before reclassifications		—
Income tax on other comprehensive loss		—
Reclassifications to earnings: (a)
Amortization of losses	2,488	4,082
Amortization of prior service costs	8	138
Income tax on reclassifications	(548)	(918)
Net comprehensive gain on employee benefit plans, net of tax	1,948	3,302
Balance, end of period	(74,901)	(143,312)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	(847)	1,834
Reclassifications to earnings: (b)
Foreign exchange contracts	92	(1,728)
Income tax on reclassifications	(12)	460
Net comprehensive loss on derivative instruments, net of tax	80	(1,268)
Balance, end of period	(767)	566

Foreign currency translation adjustments:
Balance, beginning of year	(6,774)	11,145
Foreign currency translation adjustment, net of tax of $0 and $0	(6,282)	(9,268)
Balance, end of period	(13,056)	1,877

Accumulated other comprehensive income (loss), end of period	$(88,724)	$(140,869)
(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 15— Employee Benefit Plans for additional information.
(b)Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 9 —Derivative Instruments for additional information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
12.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
For the three months ended March 26, 2022
Balance, December 31, 2021	63,738,409	$637	$408,834	$489,342	$(84,470)	$814,343
Net income (loss)	—	—	—	(24,851)	—	(24,851)
Other comprehensive income (loss), net of tax	—	—	—	—	(4,254)	(4,254)
Issuance of common stock under incentive stock plans	172,920	2	(2)	—	—	—
Stock-based compensation	—	—	2,259	—	—	2,259
Repurchase of common shares (a)	(62,179)	(1)	(303)	—	—	(304)
Balance, March 26, 2022	63,849,150	$638	$410,788	$464,491	$(88,724)	$787,193

For the three months ended March 27, 2021
Balance, December 31, 2020	63,359,839	$633	$405,161	$422,928	$(133,635)	$695,087
Net income (loss)	—	—	—	(27,027)	—	(27,027)
Other comprehensive income (loss), net of tax	—	—	—	—	(7,234)	(7,234)
Issuance of common stock under incentive stock plans	369,713	4	(4)	—	—	—
Stock-based compensation	—	—	(653)	—	—	(653)
Repurchase of common shares (a)	(132,196)	(1)	(1,418)	—	—	(1,419)
Balance, March 27, 2021	63,597,356	$636	$403,086	$395,901	$(140,869)	$658,754
(a) Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three months ended March 26, 2022 and March 27, 2021, the Company did not repurchase any common shares under this buyback program. As of March 26, 2022, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.
Shareholder Rights Plan
On March 21, 2022, the Company adopted a shareholder rights plan (the “Rights Agreement”) whereby a significant penalty is imposed upon any person or group which acquires beneficial ownership of 10% or more of the Company Common Stock without the approval of the Board of Directors (the “Board”). Also on this date, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”), payable on March 31, 2022 to Company stockholders of record as of the close of business on March 31, 2022.

The Rights trade with, and are inseparable from, shares of the Company Common Stock. Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $35.00, once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of Company Common Stock. The Rights will not be exercisable until 10 days after the public announcement or public disclosure that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% or more of the outstanding Company Common Stock (including certain derivative positions), subject to certain exceptions. The Rights will expire on March 20, 2023.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 26, 2022	March 27, 2021
Loss from continuing operations	$(24,380)	$(16,210)
Loss from discontinued operations	(471)	(10,817)
Net loss available for common stockholders	$(24,851)	$(27,027)

Shares used for determining basic earnings per share of common stock	63,771,484	63,430,601
Dilutive effect of:
Stock options	—	—
Performance and restricted stock	—	—
Shares used for determining diluted earnings per share of common stock	63,771,484	63,430,601

Basic per share amounts
Loss from continuing operations	$(0.38)	$(0.26)
Loss from discontinued operations	(0.01)	(0.17)
Net loss	$(0.39)	$(0.43)
Diluted per share amounts
Loss from continuing operations	$(0.38)	$(0.26)
Loss from discontinued operations	(0.01)	(0.17)
Net loss	$(0.39)	$(0.43)
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended
	March 26, 2022	March 27, 2021
Stock options	80,120	122,525
Performance and restricted stock	3,401,875	2,338,111
Total anti-dilutive instruments	3,481,995	2,460,636

14.    Incentive Stock Plans
The Company’s total stock-based compensation for the three months ended March 26, 2022 and March 27, 2021 was expense of $2 million and a benefit of $1 million, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first three months of 2022. The 2022 restricted stock unit awards cliff vest after three years. The 2022 performance-based stock unit awards measure total shareholder return (“TSR”) on an absolute basis and relative to peers. Participants can earn between 0 and 250 percent of the target award. Performance below the threshold for the absolute TSR would result in a zero payout for the TSR metric. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. As required by Accounting Standards Codification 718, Compensation-Stock Compensation, the portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
In March 2022, the performance-based share units granted in 2019 vested without meeting the performance thresholds, resulting in no stock units being awarded and no shares of common stock issued.
The following table summarizes the activity on the Company’s incentive stock awards for the three months ended March 26, 2022:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	111,124	$39.47	927,556	$8.72	1,459,716	$6.51
Granted	—	—	869,791	5.88	1,146,202	8.51
Forfeited	—	—	(750)	10.70	(815,443)	6.74
Exercised or settled	—	—	(185,197)	13.42	—	—
Expired or cancelled	(31,004)	38.16	—	—	—	—
Outstanding at March 26, 2022	80,120	$39.94	1,611,400	$6.64	1,790,475	$7.68

15.    Employee Benefit Plans
The Company has defined benefit pension and other long-term and postretirement plans covering certain union and non-union employees, primarily in the U.S. and Canada. The defined benefit pension plans are closed to new participants. The liabilities for these plans are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events.
The components of net periodic benefit costs from these plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Service cost	$2,176	$2,551	$353	$362
Interest cost	4,606	4,418	216	176
Expected return on plan assets	(8,328)	(9,623)	—	—
Amortization of prior service cost	39	176	(31)	(38)
Amortization of losses	2,473	4,079	15	3
Total net periodic benefit cost	$966	$1,601	$553	$503
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

16.    Income Taxes
The Company’s effective tax rate on the loss from continuing operations for the three months ended March 26, 2022 was an expense of 6 percent, compared to an expense of 1 percent on the loss from continuing operations for the three months ended March 27, 2021.
The current quarter to date March 26, 2022 effective rate differs from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by US tax credits and tax return to accrual adjustments. The effective tax rate for the three months ended March 27, 2021 differs from the federal statutory rate primarily due to disallowed interest deductions in the U.S., lower tax deductions on vested stock compensation, and tax return to accrual adjustments.

The Company has a $21 million receivable related to tax years recently examined by the IRS which is expected to be received within the next twelve months.

There has been a $1 million increase to the balance of unrecognized tax benefits reported at December 31, 2021.

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
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended
	March 26, 2022	March 27, 2021
High Purity Cellulose
Cellulose Specialties	$183,554	$167,837
Commodity Products	70,755	58,933
Other sales (a)	26,636	22,991
Total High Purity Cellulose	280,945	249,761
Paperboard
Paperboard	54,237	47,849
High-Yield Pulp
High-Yield Pulp	22,141	27,544

Eliminations	(5,607)	(6,476)
Total net sales	$351,716	$318,678
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended
	March 26, 2022	March 27, 2021
High Purity Cellulose	$(7,804)	$6,427
Paperboard	5,839	5,755
High-Yield Pulp	(371)	(541)
Corporate	(13,456)	(12,113)
Total operating income (loss)	$(15,792)	$(472)
Identifiable assets by segment were as follows:

	March 26, 2022	December 31, 2021
High Purity Cellulose	$1,644,630	$1,579,300
Paperboard	113,023	114,391
High-Yield Pulp	41,869	38,147
Corporate and other	639,794	713,186
Total identifiable assets	$2,439,315	$2,445,024

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)

18.    Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 21 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, that are outside the normal course of business for the three months ended March 26, 2022. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy, wood chips, and electricity contracts entered into within the normal course of business.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5 — Leases, for additional information.
Litigation and Contingencies
Duties on Canadian softwood lumber sold to the U.S. The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada and exported softwood lumber into the United States from Canada. In connection with these exports, the Company paid approximately $112 million in softwood lumber duties through August 28, 2021, recorded as expense in the periods incurred. The Company currently has a $20 million long-term receivable associated with the December 2020 determination of the revised rates for the 2017 and 2018 periods. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC further administrative review processes covering periods after December 31, 2018. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood lumber duties, generated or incurred through the closing date of the transaction.

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

Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 26, 2022, the Company had net exposure of $40 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $89 million as of March 26, 2022, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $33 million at March 26, 2022.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
As of March 26, 2022, all of the Company’s collective bargaining agreements covering its unionized employees are current.

19.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information were comprised of the following for the three months ended:

	March 26, 2022	March 27, 2021

Interest paid	$18,858	$706
Income taxes paid (received)	$52	$54
Capital assets purchased on account	$36,657	$12,053

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Consolidated Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report.”)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. This MD&A should be read in conjunction with our 2021 Annual Report on Form 10-K and information contained in our subsequent Forms 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
We operate in the following business segments: High Purity Cellulose, Paperboard, High-Yield Pulp and Corporate.
As a result of the sale of the lumber and newsprint facilities and certain related assets completed in August 2021, the lumber and newsprint operations are presented as discontinued operations and certain prior year amounts are reclassified to conform to this presentation. Unless otherwise stated, information in this MD&A relates to continuing operations. See Note 2 —Discontinued Operations for additional information on the sale.
Note About Forward-Looking Statements
Certain statements in this Report regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ (“the Company” ) future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The following risk factors and those contained in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Amounts contained in this Report may not always add due to rounding.
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:

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
•The potential longer-term impacts of climate-related risks remain uncertain at this time.

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
•Challenges in the commercial and credit environments, including material increases in interest rates, may materially adversely affect our future access to capital.
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

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-Q, 10-K, 8-K and other reports. Details on each of the above risk factors are more specifically described in Item 1A - Risk Factor sin our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.
Note About Non-GAAP Financial Measures
A “non-GAAP financial measure” is generally defined as a numerical measure of a company’s historical or future performance that excludes or includes amounts, or is subject to adjustments, so as to be different from the most directly comparable measure calculated and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). This Report contains certain non-GAAP financial measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), adjusted EBITDA, and adjusted free cash flows. Each non-GAAP measures is reconciled to each of its most directly comparable GAAP financial measures in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Recent developments
•On May 2, 2022, we announced the sale of the 28,684,433 common shares of GreenFirst we received in connection with the sale of our lumber and newsprint assets in August 2021. The common shares were sold for approximately $43 million. The sale agreement contains a purchase price protection clause whereby we are entitled to participate in further stock price appreciation under certain circumstances over the next 18 months.
•Our business has experienced a significant increase in the costs for wood, chemicals, energy and supply chain. In response, we announced a $146 per metric ton cost surcharge applicable to all shipments of our cellulose specialties and viscose-grade products, effective starting with shipments made on April 1, 2022 and later.
•Our fluff pulp now qualifies as an “Inspected Raw Material” by Nordic Swan Ecolabelling. The Nordic Swan Ecolabel sets strict environmental requirements in all phases of manufacturing, including requirements for eco-friendly chemicals used in ecolabeled products. The status will appear on products made with our fluff pulp and indicates to consumers and commercial buyers that the product is sustainably produced and environmentally friendly.
•On March 21, 2022, our Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock, par value $0.01 per share. See Note 12 — Stockholders’ Equity for further information.
Market Assessment
The market assessment represents our best current estimate of each business in this environment.
High Purity Cellulose
Demand for cellulose specialties remains strong. Sales prices for cellulose specialties increased double digit percent in the first three months of 2022 and are expected to increase further as we realize the cost surcharge implemented in the second quarter of 2022, designed to offset extraordinary inflation pressures for key inputs. Commodity sales prices in the second quarter of 2022 are also expected to increase from the first quarter as supply for fluff products remains constrained. We recently completed extensive planned maintenance outages at our Jesup and Fernandina facilities, which represent four of the six operating lines in the segment. Temiscaming’s planned maintenance outage is scheduled during the second quarter and we also made the strategic decision to accelerate Tartas’ planned maintenance outage into the second quarter. These actions are expected to yield greater reliability and productivity to better service customers and generate improved financial results; however, total sales volumes for the full year remain dependent on managing ongoing supply chain constraints and production reliability. Overall, adjusted EBITDA for the segment is expected to grow for the second quarter compared to first quarter and for the full year compared to 2021.
Paperboard
Paperboard prices continue to increase driven by strong demand in both commercial printing and packaging segments. Price increases are expected to outpace raw material cost increases in the second quarter, while sales volumes are also expected to increase. As a result, Adjusted EBITDA is anticipated to improve in the coming quarter.
High-Yield Pulp
High-yield pulp markets remain positive with realized prices expected to increase in the second quarter. Sales volumes are also expected to increase due to timing of sales and improved production. However, costs are also expected to increase driven by chemical and transportation costs. Overall, Adjusted EBITDA is anticipated to improve in the coming quarter.

A Sustainable Future
For over 95 years, we have invested in renewable product offerings. As governments and consumers demand sustainable products, our biorefinery model provides a platform to grow existing and new products to address needs of the changing economy. We remain enthusiastic about growing our biobased product offering. In the first quarter, non-pulp sales in the High Purity Segment were $27 million primarily from sales of bioelectricity and lignin. We are investing in expanding our biomaterial product offering and expect to grow these sales and increase overall margins over time.

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
For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. For recent accounting pronouncements see Item 1 of Part I, Financial Statements — Note 1 —Basis of Presentation and New Accounting Pronouncements for additional information.

Results of Operations

Financial Information	Three Months Ended		%
(in millions, except percentages)	March 26, 2022	March 27, 2021	Change
Net Sales	$352	$319	10%
Cost of Sales	(346)	(299)
Gross Margin	6	20	(70)%
Selling, general and administrative expenses	(20)	(16)
Foreign exchange losses	—	—
Other operating expense, net	(2)	(4)
Operating Loss	(16)	—	NA
Interest expense	(16)	(15)
Interest income and other, net	(1)	(1)
Net periodic pension and OPEB income, excluding service costs	1	—
Unrealized gain on GreenFirst equity securities	9	—
Loss From Continuing Operations Before Income Taxes	(23)	(16)	(44)%
Income tax expense	(1)	—
Equity in loss of equity method investment	—	—
Loss from Continuing Operations	$(24)	$(16)	50%
Loss from discontinued operations, net of taxes	(1)	(11)
Net Loss	$(25)	$(27)

Gross Margin %	2%	6%
Operating Margin %	(4)%	—%
Effective Tax Rate %	(6)%	(1)%
Net sales by segment were as follows:

	Three Months Ended
Net sales (in millions)	March 26, 2022	March 27, 2021
High Purity Cellulose	$281	$250
Paperboard	54	48
High-Yield Pulp	22	28
Eliminations	(5)	(7)
Total net sales	$352	$319
Net sales increased by $33 million during the three months ended March 26, 2022 compared to the three months ended March 27, 2021, driven primarily by higher High Purity Cellulose and Paperboard sales prices. While sales prices increased for High-Yield Pulp as well, sales volumes for the segment were significantly impacted by supply chain constraints. For further discussion, see Operating Results by Segment.

Operating income (loss) by segment was as follows:

	Three Months Ended
Operating income (loss) (in millions)	March 26, 2022	March 27, 2021
High Purity Cellulose	$(8)	$6
Paperboard	6	6
High-Yield Pulp	—	(1)
Corporate	(14)	(11)
Total operating income (loss)	$(16)	$—
The operating results for the three month period ended March 26, 2022 declined by $16 million, to operating loss of $16 million when compared to the same prior year period primarily due to the impact of cost inflation on key inputs and lower sales volumes due to supply chain restraints, partially offset by the higher sales prices mentioned above.
Non-operating Expenses
Interest expense increased $1 million to $16 million for the three months ended March 26, 2022, when compared to the same prior year period. See Note 7 — Debt and Finance Leases for further information.
Included in non-operating expenses during the three months ended March 26, 2022 is a $9 million unrealized gain associated with the fair value of shares of GreenFirst received in connection with the sale of lumber and newsprint assets. See Note 10 — Fair Value Measurements for additional information.
Income Tax Benefit (Expense)
The effective tax rate for the first quarter 2022 loss on continuing operations was an expense of 6 percent compared to an expense of 1 percent for the loss on continuing operations in the same quarter of 2021. The 2022 effective tax rate differs from the statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by US tax credits and tax return to accrual adjustments. The 2021 effective tax rate expense differs from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S., lower tax deductions on vested stock compensation, and tax return to accrual adjustments. See Note 16 — Income Taxes for additional information.
Discontinued Operations
As a result of the sale of lumber and newsprint assets, we are presenting prior year results for the Forest Products and Newsprint segments as discontinued operations.
The sale was completed on August 28, 2021. The cash received at closing was preliminary and subject to final purchase price and other sale-related adjustments. During the first quarter of 2022, we trued-up certain sale-related items with GreenFirst for a total net cash outflow of $3 million, as previously disclosed. Pursuant to the terms of the asset purchase agreement, GreenFirst and us continue efforts to finalize the closing inventory valuation adjustment.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions)	March 26, 2022	March 27, 2021
Net Sales	$281	$250
Operating income	$(8)	$6
Average Sales Prices ($ per metric ton):
High Purity Cellulose	$1,222	$1,046
Sales Volumes (thousands of metric tons):
High Purity Cellulose	208	217

Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	March 27, 2021	Price	Volume/Mix/Other	March 26, 2022
Cellulose Specialties	$168	$17	$(1)	$184
Commodity Products	59	17	(6)	70
Other sales (a)	23	—	4	27
Total Net Sales (a)	$250	$34	$(3)	$281
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.
Total sales for the three months ended March 26, 2022 improved $31 million when compared to the same prior year quarter. Cellulose specialties sales volumes decreased 1 percent driven by supply chain constraints, while sales prices increased by 10 percent during the three months ended March 26, 2022 when compared to the same prior year period due to the impact of contract negotiations. Commodity product sales prices rose 32 percent driven by higher demand while commodity product sales volumes decreased 9 percent due to lower production, supply chain constraints and a more favorable mix of cellulose specialties. Sales for the period included $27 million of other sales, primarily from biobased energy and lignin.
Changes in High Purity Cellulose operating income are as follows

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 27, 2021	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	March 26, 2022
Operating income (loss)	$6	$34	$(1)	$(47)	$—	$(8)
Operating margin %	2.4%	11.7%	(0.2)%	(16.7)%	—%	(2.8)%
(a) Sales Volume computed based on contribution margin.
Operating results declined by $14 million during the three months ended March 26, 2022 to an operating loss of $8 million when compared to the same prior year quarter. Sales prices for the segment increased 17 percent during the current quarter driven by commodity prices and a 10 percent increase for cellulose specialties. Total volumes declined 4 percent during the current quarter driven by lower production, supply chain constraints and a more favorable mix of cellulose specialties. Costs increased compared to the prior year periods driven by inflation on key inputs, including chemicals, wood fiber and energy costs, and higher supply chain expenses. Offsetting higher energy costs in the current period is a $5 million favorable impact related to sales of approximately half of our excess emission allowances associated with the operations in Tartas, France.
Paperboard

	Three Months Ended
(in millions)	March 26, 2022	March 27, 2021
Net Sales	$54	$48
Operating income	$6	$6
Average Sales Prices ($ per metric tons):
Paperboard	$1,326	$1,111
Sales Volumes (in thousands of metric tons):
Paperboard	41	43

Changes in Paperboard net sales are as follows:

Three Months Ended	March 27, 2021	Changes Attributable to:		March 26, 2022
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$48	$9	$(3)	$54
Sales for the three months ended March 26, 2022 increased $6 million compared to the three months ended March 27, 2021. During the first quarter ended March 26, 2022, sales volumes decreased 5 percent while sales prices were up 19 percent when compared to the same prior year period driven by strong demand.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 27, 2021	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 26, 2022
Operating income	$6	$9	$(1)	$(8)	$—	$6
Operating margin %	12.5%	13.8%	(0.4)%	(14.8)%	—%	11.1%
(a) Computed based on contribution margin.
Operating income for the three months ended March 26, 2022 remained stable at $6 million when compared to the same prior year period as higher sales prices were offset by higher raw material pulp input costs and lower sales volumes driven by lower productivity.
High-Yield Pulp

	Three Months Ended
(in millions)	March 26, 2022	March 27, 2021
Net Sales	$22	$28
Operating income (loss)	$—	$(1)
Average Sales Prices ($ per metric ton):
High-Yield Pulp (a)	$555	$474
Sales Volumes (in metric tons):
High-Yield Pulp (a)	30	44
(a) Average sales prices and volumes for external sales only. For the three month period ended March 26, 2022 and March 27, 2021, the High-Yield Pulp segment sold 15,000 metric tons and 17,000 metric tons of high-yield pulp for $6 million and $7 million, respectively, to the Paperboard segment.

Changes in High-Yield Pulp net sales are as follows:

Three Months Ended	March 27, 2021	Changes Attributable to:		March 26, 2022
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$28	$2	$(8)	$22
Sales for the three months ended March 26, 2022 decreased $6 million compared to the three months ended March 27, 2021. High-yield pulp sales prices and volumes increased 17 percent and decreased 32 percent, respectively, during the three months ended March 26, 2022 when compared to the same prior year period. Higher sales prices were offset by lower sales volumes driven by supply chain constraints and lower productivity.
Changes in High-Yield Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	March 27, 2021	Sales Price	Sales Volume/Mix	Cost	SG&A and other	March 26, 2022
Operating income	$(1)	$2	$(1)	$—	$—	$—
Operating margin %	(3.6)%	6.9%	(3.3)%	—%	—%	—%
(a) Sales Volume computed based on contribution margin.
Operating results for the first quarter ended March 26, 2022 increased $1 million when compared to the same prior year period. Higher sales prices were partially offset by lower sales volumes, driven by supply chain constraints and lower productivity.
Corporate

	Three Months Ended
Operating Income (Loss) (in millions)	March 26, 2022	March 27, 2021
Operating loss	$(14)	$(11)
The operating loss for the three-month period ended March 26, 2022 increased by $3 million, when compared to the same prior year period driven primarily by an increase in variable compensation.

Liquidity and Capital Resources
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As operating cash flows can be negatively impacted by fluctuations in market prices for our commodity products as well as changes in demand for our products, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures.
As of March 26, 2022, we are in compliance with all financial and other customary covenants. We believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities.
The non-guarantor subsidiaries had assets of $841 million, year-to-date revenue of $61 million, covenant EBITDA for the last twelve months is a $17 million loss and liabilities of $264 million as of March 26, 2022.
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
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. For the three months ended March 26, 2022 and March 27, 2021, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	March 26, 2022	December 31, 2021
Cash and cash equivalents (a)	$179	$253
Availability under the ABL Credit Facility (b)	100	103
Total debt (c)	925	929
Stockholders’ equity	787	814
Total capitalization (total debt plus equity)	$1,712	$1,743
Debt to capital ratio	54%	53%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At March 26, 2022, we had $140 million of gross availability and net available borrowings of $100 million after taking into account standby letters of credit of approximately $40 million. In addition to the availability under the ABL Credit Facility, we have $23 million available under an accounts receivable factoring line of credit in France.
(c)    See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.

We recently announced the sale of our GreenFirst shares for approximately $43 million. Additionally, we expect to receive $21 million from tax refunds in 2022.

With our next significant maturity in early 2024, we continue to monitor the capital markets and are prepared to opportunistically refinance the Senior Notes due June 1, 2024, at the appropriate time taking into account market conditions and all other relevant factors. We are confident that by executing on our strategy we can obtain a refinancing at acceptable terms based on market conditions. We may also use a portion of our cash balances to opportunistically repay debt or assist in a holistic refinancing of our capital structure.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended:

Cash Flows Provided by (Used for):	March 26, 2022	March 27, 2021
Operating activities-continuing operations	$(23)	$22
Operating activities-discontinued operations	$(1)	$16
Investing activities-continuing operations	$(45)	$(17)
Investing activities-discontinued operations	$—	$(3)
Financing activities	$(4)	$(3)
Cash flows used for operating activities of continuing operations increased by $45 million during the three months ended March 26, 2022 to a $23 million outflow when compared to the same prior year period due to changes in working capital and other items, influenced by the impact of the planned extended maintenance outage of the Jesup facility as well as the interest payment during the current period on the Senior Secured Notes, both of which had different timing in the prior period.
Cash flows used for investing activities of continuing operations increased $28 million during the three months ended March 26, 2022 when compared to the same prior year period primarily from increased capital spending related to the planned maintenance outages in the current year.
Cash flows used for financing activities increased by $1 million during the three months ended March 26, 2022 to $4 million when compared to the same prior year period. Primarily due to payments of long term debt offset by borrowing related to the bioethanol project in our Tartas facility . See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
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

Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA from continuing operations by segment (in millions of dollars):

Three Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
March 26, 2022
Income (loss) from continuing operations	$(7)	$6	$—	$(23)	$(24)
Depreciation and amortization	23	4	—	—	27
Interest expense, net	—	—	—	16	16
Income tax expense (benefit)	—	—	—	1	1
EBITDA from continuing operations	$16	$10	$—	$(6)	$20

March 27, 2021
Income (loss) from continuing operations	$7	$6	$—	$(29)	$(16)
Depreciation and amortization	28	4	1	—	33
Interest expense, net	—	—	—	15	15
Income tax expense (benefit)	—	—	—	—	—
EBITDA from continuing operations	$35	$10	$1	$(14)	$32
EBITDA from continuing operations for the three months ended March 26, 2022 declined by $12 million when compared to the same period ended March 27, 2021, driven by higher key input costs due to inflation and lower volumes, offset by higher sales prices across all segments. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations of continuing operations to adjusted free cash flows of continuing operations for the respective periods (in millions of dollars):

	Three Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	March 26, 2022	March 27, 2021
Cash provided by (used for) operating activities - continuing operations	$(23)	$22
Capital expenditures (a)	(36)	(14)
Adjusted Free Cash Flows - continuing operations	$(59)	$8
(a)    Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first three months of 2022 were approximately $9 million. Strategic capital expenditures for the same period of 2021 were approximately $2 million.
Adjusted free cash flows of continuing operations declined due to changes in working capital and other items as well as higher capital expenditures. For the full discussion of operating cash flows, see Management’s Discussion and Analysis of Cash Flows.
Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes outside the ordinary course of business to the Contractual Financial Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.

See Note 18 — Commitments and Contingencies for details on our letters of credit and surety bonds as of March 26, 2022.

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

As of March 26, 2022, we had $2 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at March 26, 2022 was $935 million compared to the $922 million carrying value of principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 26, 2022.
During the quarter ended March 26, 2022, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2021 Annual Report on Form 10-K during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended March 26, 2022:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 29	—	$—	—	$60,294,000
January 30 to February 26	3,395	$5.51	—	$60,294,000
February 27 to March 26	58,784	$5.76	—	$60,294,000
Total	62,179		—
(a)    As of March 26, 2022, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
(b)     Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 30, 2014
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
4.1
Rights Agreement dated as of March 21, 2022, between Rayonier Advanced Materials Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 21, 2022
10.1	Form of Rayonier Advanced Materials Inc. 2022 Restricted Stock Unit Award Agreement**	Filed herewith
10.2	Form of Rayonier Advanced Materials Inc. 2022 Performance Share Unit Award Agreement**	Filed herewith
10.3	Form of Rayonier Advanced Materials Inc. 2022 Performance Cash Unit Award Agreement**	Filed herewith
10.4	Form of Rayonier Advanced Materials Inc. 2022 Leveraged Performance Unit Award Agreement**	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 26, 2022 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months Ended March 26, 2022 and March 27, 2021; (ii) the Condensed Consolidated Balance Sheets as of March 26, 2022 and December 31, 2021; (iii) the Condensed Consolidated Statements of Cash Flows for the three months Ended March 26, 2022 and March 27, 2021 and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
** Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: May 5, 2022