Form 10-Q
period 2022-06-25
RAYONIER ADVANCED MATERIALS INC.
filed 2022-08-04
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
The registrant had 63,971,163 shares of common stock, $.01 par value per share, outstanding as of August 1, 2022.

Part I.	Financial Information

Item 1.	Financial Statements

Rayonier Advanced Materials Inc.
Consolidated Statements of Income (Loss)
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net Sales	$399,220	$341,019	$750,936	$659,697
Cost of Sales	(372,525)	(318,740)	(718,314)	(616,994)
Gross Margin	26,695	22,279	32,622	42,703

Selling, general and administrative expenses	(28,029)	(18,235)	(48,137)	(34,075)
Foreign exchange gains (losses)	1,950	(2,127)	1,454	(2,733)
Other operating expense, net	(3,513)	(540)	(4,629)	(4,992)
Operating Income (Loss)	(2,897)	1,377	(18,690)	903
Interest expense	(16,687)	(16,470)	(32,885)	(31,819)
Interest income and other, net	3,155	(939)	2,642	(1,733)
Other components of pension and OPEB, excluding service costs	(109)	(66)	901	742
Gain (loss) on GreenFirst equity securities	(3,703)	—	5,197	—
Loss from Continuing Operations Before Income Taxes	(20,241)	(16,098)	(42,835)	(31,907)
Income tax (expense) benefit (Note 16)	(3,656)	24,656	(5,052)	24,564
Equity in loss of equity method investment	(1,046)	(261)	(1,436)	(570)
Income (loss) from Continuing Operations	(24,943)	8,297	(49,323)	(7,913)
Income from discontinued operations, net of taxes (Note 2)	1,676	113,931	1,205	103,114
Net Income (Loss)	$(23,267)	$122,228	$(48,118)	$95,201

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.39)	$0.13	$(0.77)	$(0.12)
Income from discontinued operations	0.03	1.79	0.02	1.62
Net income (loss) per common share-basic	$(0.36)	$1.92	$(0.75)	$1.50
Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$(0.39)	$0.13	$(0.77)	$(0.12)
Income from discontinued operations	0.03	1.76	0.02	1.62
Net income (loss) per common share-diluted	$(0.36)	$1.89	$(0.75)	$1.50

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net Income (Loss)	$(23,267)	$122,228	$(48,118)	$95,201
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	(9,582)	3,046	(15,864)	(6,221)
Unrealized gain (loss) on derivative instruments	77	(1,585)	157	(2,853)
Net gain from pension and postretirement plans	1,948	3,363	3,896	6,664
Total other comprehensive income (loss)	(7,557)	4,824	(11,811)	(2,410)
Comprehensive Income (Loss)	$(30,824)	$127,052	$(59,929)	$92,791

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 25, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$147,748	$253,307
Accounts receivable, net (Note 3)	208,001	181,604
Inventory (Note 4)	242,665	230,691
Income tax receivable	22,452	21,411
Investment in GreenFirst equity securities (Note 10)	—	38,510
Prepaid and other current assets	80,596	50,597
Total current assets	701,462	776,120

Property, Plant and Equipment (net of accumulated depreciation of $1,678,696 at June 25, 2022 and $1,642,442 at December 31, 2021)	1,165,346	1,146,162
Deferred Tax Assets	333,720	335,119
Intangible Assets, net	27,928	31,432
Other Assets	153,685	156,191
Total Assets	$2,382,141	$2,445,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$183,876	$169,456
Accrued and other current liabilities (Note 6)	148,232	136,124
Debt due within one year (Note 7)	34,966	37,680
Current environmental liabilities (Note 8)	11,291	11,303
Total current liabilities	378,365	354,563

Long-Term Debt (Note 7)	870,487	891,031
Long-Term Environmental Liabilities (Note 8)	159,682	159,919
Pension and Other Postretirement Benefits	163,690	170,317
Deferred Tax Liabilities	20,686	20,485
Other Long-Term Liabilities	28,392	34,366
Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, 140,000,000 shares authorized at $0.01 par value, 63,971,163 and 63,738,409 issued and outstanding, as of June 25, 2022 and December 31, 2021, respectively	639	637
Additional paid-in capital	415,257	408,834
Retained earnings	441,224	489,342
Accumulated other comprehensive loss (Note 11)	(96,281)	(84,470)
Total Stockholders’ Equity	760,839	814,343
Total Liabilities and Stockholders’ Equity	$2,382,141	$2,445,024

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 25, 2022	June 26, 2021
Operating Activities
Net income (loss)	$(48,118)	$95,201
Income from discontinued operations	(1,205)	(103,114)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	61,144	65,728
Stock-based incentive compensation expense	6,728	317
Deferred income tax expense (benefit)	1,536	(23,290)
Gain on GreenFirst equity securities	(5,197)	—
Net periodic benefit cost of pension and other postretirement plans	2,972	5,163
Loss from sale/disposal of property, plant and equipment	2,756	—
Unrealized gain on derivative instruments	—	(3,885)
Unrealized loss from foreign currency	(2,729)	5,236
Other	3,645	(145)
Changes in operating assets and liabilities:
Receivables	(31,100)	(13,283)
Inventories	(13,156)	(25,231)
Accounts payable	12,248	6,126
Accrued liabilities	14,478	27,555
All other operating activities	(36,625)	12,943
Contributions to pension and other postretirement plans	(3,659)	(3,535)
Cash (Used in) Provided by Operating Activities-continuing operations	(36,282)	45,786
Cash Provided by Operating Activities-discontinued operations	—	140,633
Cash (Used in) Provided by Operating Activities	(36,282)	186,419

Investing Activities
Capital expenditures, net	(86,675)	(47,048)
Proceeds from sale of assets	86	—
Investment in equity method investment	—	(4,013)
Cash Used for Investing Activities-continuing operations	(86,589)	(51,061)
Cash Provided by (Used for) Investing Activities-discontinued operations	43,288	(5,758)
Cash Used for Investing Activities	(43,301)	(56,819)

Financing Activities
Other borrowings	5,569	—
Repayment of long-term debt	(25,215)	(4,651)
Short-term financing, net	(1,720)	(1,296)
Common stock repurchased	(304)	(1,423)
Debt issue costs	—	(449)
Cash Used for Financing Activities	(21,670)	(7,819)

Cash and Cash Equivalents
Change in cash and cash equivalents	(101,253)	121,781
Net effect of foreign exchange on cash and cash equivalents	(4,306)	(695)
Balance, beginning of period	253,307	93,653
Balance, end of period	$147,748	$214,739
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
As a result of the sale of its lumber and newsprint assets in August 2021 to GreenFirst Forest Products, Inc. (“GreenFirst”), the Company presents the results for those operations as discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. See Note 2 —Discontinued Operations for additional information.
New or Recently Adopted Accounting Pronouncements
There have been no new or recently adopted accounting pronouncements impacting the Company’s unaudited consolidated interim financial statements.
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through the date of issuance of these Consolidated Financial Statements. No subsequent events were identified.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
2.    Discontinued Operations
On August 28, 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Ontario and Québec Canada, to GreenFirst for $232 million, paid in cash, 28.7 million shares of GreenFirst’s common stock and a credit note issued to the Company by GreenFirst in the amount of CAD $8 million (approximately USD $5 million after present value discount). The Company recently sold the GreenFirst common shares for $43 million. Prior to the sale, the GreenFirst common shares were accounted for at fair value, with changes in fair value recorded in the Consolidated Statements of Income and Comprehensive Income. See Note 10 — Fair Value Measurements for additional information.
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
In connection with the transaction, the parties entered into a Transition Services Agreement ("TSA") whereby the Company would provide certain transitional services to GreenFirst, including information technology, accounting, treasury and other services following the closing of the transaction. The transitional services have been completed and the TSA was terminated during the second quarter of 2022.

Income from discontinued operations is comprised of the following:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales (a)	$—	$212,376	$—	$358,838
Cost of sales	326	(86,961)	153	(169,688)
Gross margin	326	125,415	153	189,150
Selling, general and administrative expenses and other	1,953	(10,428)	1,495	(18,894)
Operating income	2,279	114,987	1,648	170,256
Interest expense (b)	—	(2,703)	—	(5,317)
Other non-operating income	(4)	368	(9)	713
Income from discontinued operations before income taxes	2,275	112,652	1,639	165,652
Income tax benefit (expense)	(599)	1,279	(434)	(62,538)
Income from discontinued operations, net of taxes	$1,676	$113,931	$1,205	$103,114

(a)    There were no intercompany sales for the three and six months ended June 25, 2022 and $10 million and $22 million for three months and six months ended June 26, 2021, respectively.

(b)    The Company allocated interest expense to discontinued operations based on the total portion of debt not attributable to other operations repaid as a result of the transaction.

Other discontinued operations information is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Depreciation and amortization	$—	$—	$—	$3,173
Capital expenditures	$—	$2,326	$—	$5,814

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
3.    Accounts Receivable, Net
The Company’s accounts receivable included the following:

	June 25, 2022	December 31, 2021
Accounts receivable, trade	$175,874	$131,371
Accounts receivable, other (a)	33,426	51,007
Allowance for expected credit losses	(1,299)	(774)
Total accounts receivable, net	$208,001	$181,604
(a)    Accounts receivable, other consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

4.    Inventory
The Company’s inventory included the following:

	June 25, 2022	December 31, 2021
Finished goods	$179,383	$175,832
Work-in-progress	6,696	6,533
Raw materials	49,767	41,974
Manufacturing and maintenance supplies	6,819	6,352
Total inventory	$242,665	$230,691

5     Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of June 25, 2022, the Company’s leases have remaining lease terms of 1 year to 14.4 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the right of use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of June 25, 2022 and December 31, 2021 was 7.7 percent and 7.6 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of June 25, 2022 and December 31, 2021 was 7.0 percent.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company’s operating and finance lease cost is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating Leases
Operating lease expense	$1,917	$1,423	$3,848	$2,838
Finance Leases
Amortization of ROU assets	94	87	185	173
Interest	35	42	72	85
Total	$2,046	$1,552	$4,105	$3,096
As of June 25, 2022, the weighted average remaining lease term is 5.3 years and 4.3 years for operating leases and financing leases, respectively. As of December 31, 2021, the weighted average remaining lease term is 5.3 years and 4.9 years for operating leases and finance leases, respectively. Cash used in operating activities includes approximately $2 million and $3 million from operating lease payments made during the six months ended June 25, 2022 and June 26, 2021, respectively. Finance lease cash flows were immaterial during the six months ended June 25, 2022 and June 26, 2021.
As of June 25, 2022 and December 31, 2021, assets acquired under finance leases of $2 million and $2 million, respectively, are reflected in Property, Plant and Equipment, net. The Company’s finance leases are included as debt and the maturities for the remainder of 2022 and the next four years and thereafter are included in Note 7 — Debt and Finance Leases.
The Company’s consolidated balance sheet includes the following operating lease assets and liabilities:

	Balance Sheet Classification	June 25, 2022	December 31, 2021
Right-of-use assets	Other assets	$15,904	$18,316
Lease liabilities, current	Accrued and other current liabilities	$6,013	$6,050
Lease liabilities, non-current	Other long-term liabilities	$10,113	$12,551
As of June 25, 2022, operating lease maturities for the remainder of 2022 through 2026 and thereafter are as follows:

June 25, 2022
Remainder of 2022	$4,100
2023	6,194
2024	2,697
2025	1,746
2026	1,118
Thereafter	5,222
Total minimum lease payments	$21,077
Less: imputed interest	(4,950)
Present value of future minimum lease payments	$16,127

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
6.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	June 25, 2022	December 31, 2021
Accrued customer incentives	$30,132	$26,726
Accrued payroll and benefits	23,902	13,363
Accrued interest	19,449	19,153
Accrued income taxes	7,910	9,210
Accrued property and other taxes	7,644	4,074
Deferred revenue (a)	23,361	22,518
Other current liabilities	35,834	41,080
Total accrued and other current liabilities	$148,232	$136,124
(a) Includes CAD $25 million (approximately $20 million) associated with funds received in 2021 for the Canada Emergency Wage Subsidy (“CEWS”). All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time that there is sufficient evidence that it will not be required to repay such amounts.
7.    Debt and Finance Leases
The Company’s debt and finance leases included the following:

	June 25, 2022	December 31, 2021
ABL Credit Facility due 2025, $108 million available, bearing interest of approximately 1.63% LIBOR plus 2.25%, interest rate of 3.88% at June 25, 2022	$—	$—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	475,000	475,000
Senior Notes due 2024 at a fixed interest rate of 5.5%	349,185	369,185
Canadian dollar, fixed interest rate term loans with rates ranging from 5.5% to 6.86% and maturity dates ranging from July 2022 through April 2028, secured by certain assets of the Temiscaming mill	60,167	65,451
Other loans (a)	21,150	18,280
Short-term factoring facility-France	5,398	7,118
Finance lease obligation	1,965	2,138
Total debt principal payments due	912,865	937,172
Less: Debt premium, original issue discount and issuance costs, net	(7,412)	(8,461)
Total debt	905,453	928,711
Less: Debt due within one year	(34,966)	(37,680)
Long-term debt	$870,487	$891,031
(a) Loans for energy and bioethanol projects in France.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
On May 13, 2022, the Company repurchased $20 million of its 5.5% Senior Notes due 2024 (the “Unsecured Notes”) through open-market transactions and retired such Unsecured Notes for approximately $20 million in cash.
As of June 25, 2022, debt payments due during the remainder of 2022, the next four years and thereafter are as follows:

Debt Principal Payments
Remainder of 2022	$30,111
2023	10,527
2024	360,320
2025	11,174
2026	485,563
Thereafter	13,205
Total principal payments	$910,900

8.    Environmental Liabilities
An analysis of liabilities for the six months ended June 25, 2022 is as follows:

Balance, December 31, 2021	$171,222
Increase in liabilities	1,599
Payments	(1,626)
Foreign currency adjustments	(222)
Balance, June 25, 2022	170,973
Less: Current portion	(11,291)
Long-term environmental liabilities	$159,682
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 25, 2022, the Company estimates this exposure could range up to approximately $85 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
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
In December 2020, the Company terminated all outstanding derivative instruments, which had been previously designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these instruments were deferred as a component of accumulated other comprehensive income (loss) to be recognized in earnings as the underlying hedged transactions occur and affect earnings.
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
There were no derivatives designated as hedging instruments during the three and six months ended June 25, 2022. The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income for the three and six months ended June 26, 2021, is as follows:

	Three Months Ended June 26, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$2,260	Cost of sales
Foreign exchange forward contracts	$—	$(102)	Interest income and other, net

	Six Months Ended June 26, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$4,088	Cost of sales
Foreign exchange forward contracts	$—	$(202)	Interest income and other, net

The after-tax amounts of unrealized gains (losses) in AOCI related to hedge derivatives are presented below:

	June 25, 2022	December 31, 2021
Foreign exchange cash flow hedges	$(690)	$(847)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
10.    Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	June 25, 2022			December 31, 2021
	Carrying Amount	Fair Value (b)		Carrying Amount	Fair Value (b)
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents
Cash	$145,643	$145,643	$—	$253,307	$253,307	$—
Money market funds	2,105	2,105	—	—	—	—
Investment in GreenFirst equity securities	—	—	—	38,510	—	38,510

Liabilities (a):
Fixed-rate long-term debt	$898,091	$—	$852,923	$919,455	$—	$964,308
(a) Liabilities exclude finance lease obligation.
(b) The Company did not have Level 3 assets or liabilities at June 25, 2022 or December 31, 2021.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — Cash and cash equivalents are all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase and the carrying amount is equal to fair market value. The Company had $2 million of money market funds as of June 25, 2022, measured using level 1 inputs. The Company did not have money market funds as of December 31, 2021.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.
Investment in GreenFirst shares — The Company received 28,684,433 common shares of GreenFirst in connection with the sale of the lumber and newsprint assets to GreenFirst, which the Company was required to hold for a minimum of six months following the close of the transaction. Accordingly, prior to February 28, 2022, the fair value of these shares reflected a discount for lack of marketability (“DLOM”) given the restriction on sale by the Company. The primary inputs in the fair value estimate during the minimum holding period were expected term, dividend yield, volatility and risk-free rate. All inputs to the DLOM were observable. GreenFirst is based in Canada and currently does not pay a dividend. On May 2, 2022, the Company sold the 28,684,433 for $43 million. The shares sale agreement contains a purchase price protection clause whereby the Company is entitled to participate in further share price appreciation under certain circumstances over the next 18 months.
The following were the key inputs at each measurement date:

	December 31, 2021	At closing of transaction
Expected Term	0.16 years	0.5 years
Risk-free rate	0.10%	0.20%
Dividend yield	—	—
Volatility	73.77%	92.04%

DLOM	6.77%	14.38%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11.    Accumulated Other Comprehensive Income (Loss)
The components of AOCI are as follows:

	Six Months Ended
	June 25, 2022	June 26, 2021
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(76,849)	$(146,614)
Other comprehensive gain (loss) before reclassifications	—	—
Income tax on other comprehensive loss	—	—
Reclassifications to earnings: (a)
Pension settlement loss	—	111
Amortization of losses	4,976	8,169
Amortization of prior service costs	17	276
Income tax on reclassifications	(1,097)	(1,892)
Net comprehensive gain on employee benefit plans, net of tax	3,896	6,664
Balance, end of period	(72,953)	(139,950)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	(847)	1,834
Reclassifications to earnings: (b)
Foreign exchange contracts	181	(3,886)
Income tax on reclassifications	(24)	1,033
Net comprehensive loss on derivative instruments, net of tax	157	(2,853)
Balance, end of period	(690)	(1,019)

Foreign currency translation adjustments:
Balance, beginning of year	(6,774)	11,145
Foreign currency translation adjustment, net of tax of $0 and $0	(15,864)	(6,221)
Balance, end of period	(22,638)	4,924

Accumulated other comprehensive income (loss), end of period	$(96,281)	$(136,045)
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
12.    Stockholders' Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
For the six months ended June 25, 2022
Balance, December 31, 2021	63,738,409	$637	$408,834	$489,342	$(84,470)	$814,343
Net income (loss)	—	—	—	(48,118)	—	(48,118)
Other comprehensive income (loss), net of tax	—	—	—	—	(11,811)	(11,811)
Issuance of common stock under incentive stock plans	294,936	3	(3)	—	—	—
Stock-based compensation	—	—	6,728	—	—	6,728
Repurchase of common shares (a)	(62,179)	(1)	(302)	—	—	(303)
Balance, June 25, 2022	63,971,166	$639	$415,257	$441,224	$(96,281)	$760,839

For the three months ended June 25, 2022
Balance, March 26, 2022	63,849,150	$638	$410,788	$464,491	$(88,724)	$787,193
Net income (loss)	—	—	—	(23,267)	—	(23,267)
Other comprehensive income (loss), net of tax	—	—	—	—	(7,557)	(7,557)
Issuance of common stock under incentive stock plans	122,016	1	(1)	—	—	—
Stock-based compensation	—	—	4,470	—	—	4,470
Balance, June 25, 2022	63,971,166	$639	$415,257	$441,224	$(96,281)	$760,839

For the six months ended June 26, 2021
Balance, December 31, 2020	63,359,839	$633	$405,161	$422,928	$(133,635)	$695,087
Net income (loss)	—	—	—	95,201	—	95,201
Other comprehensive income (loss), net of tax	—	—	—	—	(2,410)	(2,410)
Issuance of common stock under incentive stock plans	509,713	5	(5)	—	—	—
Stock-based compensation	—	—	385	—	—	385
Repurchase of common shares (a)	(132,196)	(1)	(1,421)	—	—	(1,422)
Balance, June 26, 2021	63,737,356	$637	$404,120	$518,129	$(136,045)	$786,841

For the three months ended June 26, 2021
Balance, March 27, 2021	63,597,356	$636	$403,086	$395,901	$(140,869)	$658,754
Net income (loss)	—	—	—	122,228	—	122,228
Other comprehensive income (loss), net of tax	—	—	—	—	4,824	4,824
Issuance of common stock under incentive stock plans	140,000	1	(1)	—	—	—
Stock-based compensation	—	—	1,038	—	—	1,038
Repurchase of common shares (a)	—	—	(3)	—	—	(3)
Balance, June 26, 2021	63,737,356	$637	$404,120	$518,129	$(136,045)	$786,841
(a) Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Common Stock Buyback
On January 29, 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three and six months ended June 25, 2022, and June 26, 2021, the Company did not repurchase any common shares under this buyback program. As of June 25, 2022, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.
Shareholder Rights Plan
On March 21, 2022, the Company adopted a shareholder rights plan (the “Rights Agreement”) whereby a significant penalty is imposed upon any person or group which acquires beneficial ownership of 10% or more of the Company Common Stock without the approval of the Board of Directors (the “Board”). Also on this date, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”), which was paid to Company stockholders of record as of the close of business on March 31, 2022.

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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
13.    Earnings Per Share of Common Stock
The following table provides details of the calculations of basic and diluted earnings per share (share and per share amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income (loss) from continuing operations	$(24,943)	$8,297	$(49,323)	$(7,913)
Income from discontinued operations	1,676	113,931	1,205	103,114
Net income (loss) available for common stockholders	$(23,267)	$122,228	$(48,118)	$95,201

Shares used for determining basic earnings per share of common stock	63,898,761	63,654,278	63,837,292	63,545,599
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	—	1,159,735	—	—
Shares used for determining diluted earnings per share of common stock	63,898,761	64,814,013	63,837,292	63,545,599

Basic per share amounts
Income (loss) from continuing operations	$(0.39)	$0.13	$(0.77)	$(0.12)
Income from discontinued operations	0.03	1.79	0.02	1.62
Net income (loss)	$(0.36)	$1.92	$(0.75)	$1.50
Diluted per share amounts
Income (loss) from continuing operations	$(0.39)	$0.13	$(0.77)	$(0.12)
Income from discontinued operations	0.03	1.76	0.02	1.62
Net income (loss)	$(0.36)	$1.89	$(0.75)	$1.50
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Stock options	78,660	122,525	78,660	122,525
Performance and restricted stock	3,372,498	655,540	3,372,498	2,286,865
Total anti-dilutive instruments	3,451,158	778,065	3,451,158	2,409,390

14.    Incentive Stock Plans
The Company’s total stock-based compensation for the three months ended June 25, 2022, and June 26, 2021 was expense of $4 million and $1 million, respectively. Stock based compensation expense for the six months ended June 25, 2022 and June 26, 2021 was $7 million and $385 thousand, respectively.
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first six months of 2022. The 2022 restricted stock unit awards cliff vest after three years. The 2022 performance-based stock unit awards measure total shareholder return (“TSR”) on an absolute basis and relative to peers. Participants can earn between 0 and 250 percent of the target award. Performance below the threshold for the absolute TSR would result in a zero payout for the TSR metric. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. As required by Accounting Standards Codification 718, Compensation-Stock Compensation, the portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
In March 2022, the performance-based share units granted in 2019 vested without meeting the performance thresholds, resulting in no stock units being awarded and no shares of common stock issued.
The following table summarizes the activity on the Company’s incentive stock awards for the six months ended June 25, 2022:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	111,124	$39.47	927,556	$8.72	1,459,716	$6.51
Granted	—	—	1,328,931	5.50	1,284,535	8.24
Forfeited	—	—	(161,708)	5.79	(1,159,319)	6.71
Exercised or settled	—	—	(307,213)	11.08	—	—
Expired or cancelled	(32,464)	38.24	—	—	—	—
Outstanding at June 25, 2022	78,660	$39.94	1,787,566	$6.18	1,584,932	$7.77

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
During 2019, the Company settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of a $1 million loss during the three and six months ended June 26, 2021. Additionally, the Company recorded an additional $1 million loss during the three and six months ended June 25, 2022, related to the final asset surplus distribution to the plans’ participants. The settlements were recognized in “Other components of net periodic benefit costs” in the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 26, 2021, and in “Other components of net periodic benefit costs” in the Consolidated Statements of Income for the three and six months ended June 25, 2022.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The components of net periodic benefit costs from these plans that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Components of Net Periodic Benefit Cost	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$2,171	$2,600	$352	$363
Interest cost	4,597	4,446	215	176
Expected return on plan assets	(8,379)	(9,673)	—	—
Amortization of prior service cost	39	177	(30)	(38)
Amortization of losses	2,473	4,086	15	2
Pension settlement loss	1,179	890	—	—
Total net periodic benefit cost	$2,080	$2,526	$552	$503

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$4,347	$5,181	$705	$725
Interest cost	9,203	8,851	431	351
Expected return on plan assets	(16,707)	(19,279)	—	—
Amortization of prior service cost	78	352	(61)	(76)
Amortization of losses	4,946	8,163	30	6
Pension settlement loss	1,179	890	—	—
Total net periodic benefit cost	$3,046	$4,158	$1,105	$1,006
Service cost is included in cost of sales and selling, general and administrative expenses in the statements of income, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in other components of pension and OPEB, excluding service cost on the consolidated statement of income.

16.    Income Taxes
The Company’s effective tax rate on the loss from continuing operations for the three and six months ended June 25, 2022, was an expense of 18 percent and 12 percent, respectively, compared to an effective tax benefit rate of 153 percent and 77 percent on the loss from continuing operations for the three and six months ended June 26, 2021.
The current quarter and year to date June 25, 2022 effective rate differs from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by US tax credits and tax return to accrual adjustments.

The effective tax rate benefit for the three and six months ended June 26, 2021 differs from the federal statutory rate primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher Canadian blended statutory rate. The statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces as a result of the sale of Forest Products and Newsprint. Other factors impacting the effective benefit rate are return to accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation.

The Company’s deferred tax assets include approximately $18 million of disallowed U.S. interest deductions that the Company does not believe it will be able to realize, including $7 million recognized as a reduction to tax expense in the six months ended June 26, 2022. In December of 2019 the American Institute of Certified Public Accountants (“AICPA”) issued Technical Questions and Answers (“TQA”) 3300.01-02 which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance. In strict

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
compliance with the AICPA’s TQA, the Company has not recognized a valuation allowance on a portion of the deferred tax assets generated from disallowed interest.

The Company has a $21 million receivable related to a U.S. federal tax refund, which is expected to be collected within the next twelve months.

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
Net sales, disaggregated by product-line, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
High Purity Cellulose
Cellulose Specialties	$218,440	$167,576	$401,994	$335,413
Commodity Products	59,758	62,384	130,513	121,317
Other sales (a)	24,343	24,639	50,979	47,630
Total High Purity Cellulose	302,541	254,599	583,486	504,360
Paperboard
Paperboard	63,236	56,762	117,473	104,611
High-Yield Pulp
High-Yield Pulp	40,287	36,786	62,428	64,330

Eliminations	(6,844)	(7,128)	(12,451)	(13,604)
Total net sales	$399,220	$341,019	$750,936	$659,697
(a) Other sales include sales of electricity, lignin and other by-products to third-parties
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
High Purity Cellulose	$6,489	$10,623	$(1,315)	$17,051
Paperboard	10,447	2,441	16,286	8,196
High-Yield Pulp	(1,365)	1,079	(1,736)	538
Corporate	(18,468)	(12,766)	(31,925)	(24,882)
Total operating income (loss)	$(2,897)	$1,377	$(18,690)	$903

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Identifiable assets by segment were as follows:

	June 25, 2022	December 31, 2021
High Purity Cellulose	$1,663,932	$1,579,300
Paperboard	118,638	114,391
High-Yield Pulp	48,523	38,147
Corporate and other	551,048	713,186
Total identifiable assets	$2,382,141	$2,445,024

18.    Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 21 — Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, that are outside the normal course of business for the six months ended June 25, 2022. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy, wood chips, and electricity contracts entered into within the normal course of business.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5 — Leases, for additional information.
Litigation and Contingencies
Duties on Canadian softwood lumber sold to the U.S. The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada and exported softwood lumber into the United States from Canada. In connection with these exports, the Company paid approximately $112 million in softwood lumber duties through August 28, 2021, recorded as expense in the periods incurred. The Company currently has a $22 million long-term receivable associated with the December 2020 and 2021 determinations of the revised rates for the 2017, 2018 and 2019 periods. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC further administrative review processes covering periods after December 31, 2019. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood lumber duties, generated or incurred through the closing date of the transaction.

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

Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 25, 2022, the Company had net exposure of $38 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases, and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $89 million as of June 25, 2022, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program, and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $32 million at June 25, 2022.
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
As of June 25, 2022, all of the Company’s collective bargaining agreements covering its unionized employees were current.
19.    Supplemental Disclosures of Cash Flow Information
Supplemental disclosures of cash flows information were comprised of the following for the six months ended:

	June 25, 2022	June 26, 2021

Interest paid	$29,430	$13,394
Income taxes paid (received)	$6,331	$(21,032)
Capital assets purchased on account	$29,518	$15,704

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Note About Forward-Looking Statements
Certain statements in this Report regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Rayonier Advanced Materials’ (“the Company”) future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The following risk factors and those contained in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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
•Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine or other geopolitical conflict.

Business and Operational Risks

•Our ten largest customers represent approximately 40 percent of our 2021 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.
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

Recent Developments
•On May 13, 2022, we repurchased $20 million of our 5.50% Senior Notes due 2024 (the “Unsecured Notes”) through open-market transactions and retired such Unsecured Notes for approximately $20 million in cash.

•On May 2, 2022, we sold the 28,684,433 common shares of GreenFirst stock we received in connection with the sale of our lumber and newsprint assets in August 2021. The common shares were sold for $43 million. The shares sale agreement contains a purchase price protection clause whereby we are entitled to participate in further stock price appreciation under certain circumstances over the next 18 months.
•Our business has experienced a significant increase in the costs for wood, chemicals, energy and supply chain. In response, we announced a $146 per metric ton cost surcharge applicable to all shipments of our cellulose specialties, effective starting with shipments made on April 1, 2022 and later.
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
Market Assessment
Overall, we expect to exceed $160 million of Adjusted EBITDA for 2022, subject to ongoing supply chain constraints. Additionally, we expect to reduce our Net Debt to $725 million by the end of the year. As we reduce this leverage ratio, we expect to refinance our Senior Notes due in June 2024.
High Purity Cellulose
Demand for cellulose specialties and commodity products remain strong. As such, average sales prices are expected to remain elevated in the third quarter. Sales volumes are expected to increase significantly as we increase productivity with the completion of all of our planned maintenance outages in the first half of 2022. However, total sales volumes remain dependent on managing ongoing supply-chain constraints. Overall, Adjusted EBITDA for the segment is expected to grow significantly in the third quarter compared to second quarter and for the full year compared to 2021. The Company is also updating standard cellulose specialties contracts to allow for greater flexibility.
Paperboard
Paperboard prices continue to increase driven by strong demand in both commercial printing and packaging segments. Price increases are expected to offset raw material cost increases in the third quarter, while sales volumes are expected to stay consistent with prior quarter. As a result, Adjusted EBITDA is anticipated to remain stable in the coming quarter.
High-Yield Pulp
High-yield pulp markets remain positive with realized prices expected to increase in the third quarter. Sales volumes remain dependent on production and supply chain constraints, while costs are expected to moderate slightly. Overall, Adjusted EBITDA is anticipated to improve in the coming quarter.

A Sustainable Future
For over 95 years, we have invested in renewable product offerings. As consumers demand sustainable products, our biorefinery model provides a platform to grow existing and new products to address needs of the changing economy. We remain enthusiastic about growing our biobased product offering. In the first six months of 2022, non-pulp sales in the High Purity Segment were $51 million primarily from sales of bioelectricity and lignin. We are investing in expanding our biomaterial product offering and expect to grow these sales and increase overall margins over time.
Our investment into a bioethanol facility at our Tartas, France facility was expected to be operational in mid-2023. Given permitting delays, the project is currently behind schedule. Further updates will be provided as the schedule is finalized.

We also remain committed to further managing our environmental impact. Earlier this year, we established a goal to reduce carbon emissions by 40 percent by 2030, using 2020 as a base year.

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

Results of Operations

Financial Information	Three Months Ended		%	Six Months Ended		%
(in millions, except percentages)	June 25, 2022	June 26, 2021	Change	June 25, 2022	June 26, 2021	Change
Net Sales	$399	$341	17%	$751	$660	14%
Cost of Sales	(372)	(319)		(718)	(617)
Gross Margin	27	22	23%	33	43	(23)%
Selling, general and administrative expenses	(28)	(18)		(48)	(34)
Foreign exchange losses	2	(2)		1	(3)
Other operating expense, net	(4)	(1)		(5)	(5)
Operating Income (Loss)	(3)	1	NA	(19)	1	NA
Interest expense	(16)	(16)		(33)	(32)
Interest income and other, net	3	(2)		3	(2)
Net periodic pension and OPEB income, excluding service costs	—	—		1	1
Realized (loss) gain on GreenFirst equity securities	(4)	—		5	—
Loss From Continuing Operations Before Income Taxes	(20)	(17)	(18)%	(43)	(32)	(34)%
Income tax benefit (expense)	(4)	25		(5)	25
Equity in loss of equity method investment	(1)	—		(1)	(1)
Income (Loss) from Continuing Operations	$(25)	$8	NA	$(49)	$(8)	NA
Loss from discontinued operations, net of taxes	2	114		1	103
Net Income (Loss)	$(23)	$122		$(48)	$95

Gross Margin %	7%	7%		4%	6%
Operating Margin %	(1)%	—%		(2)%	—%
Effective Tax Rate %	(18)%	153%		(12)%	77%

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Net sales (in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
High Purity Cellulose	$302	$255	$583	$504
Paperboard	63	57	117	105
High-Yield Pulp	40	37	62	64
Eliminations	(6)	(8)	(11)	(13)
Total net sales	$399	$341	$751	$660
Net sales increased by $58 million and $91 million, respectively, during the three and six months ended June 25, 2022 when compared to the same prior periods ended June 26, 2021 driven primarily by higher sales prices across all segments. For further discussion, see Operating Results by Segment.
Operating income (loss) by segment was as follows:

	Three Months Ended		Six Months Ended
Operating income (loss) (in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
High Purity Cellulose	$7	$11	$(1)	$17
Paperboard	10	2	16	8
High-Yield Pulp	(2)	1	(2)	1
Corporate	(18)	(13)	(32)	(25)
Total operating income (loss)	$(3)	$1	$(19)	$1
The operating results for the three and six month periods ended June 25, 2022, declined by $4 million and $20 million, respectively, when compared to the same prior year periods ended June 26, 2021, primarily due to increased costs driven by inflation on key inputs, including chemicals, wood fiber and energy costs, and lower sales volumes due to supply chain constraints and lower productions, which were offset by the higher sales prices across all segments.
Non-operating Expenses
Interest expense was flat at $16 million and increased $1 million to $33 million for the three and six months ended June 25, 2022, respectively, when compared to the same prior year period. See Note 7 — Debt and Finance Leases for further information.
Included in non-operating expenses during the three and six months ended June 25, 2022, is a $4 million loss and $5 million gain, respectively, associated with the fair value of shares of GreenFirst received in connection with the sale of lumber and newsprint assets. See Note 10 — Fair Value Measurements for additional information.
Income Tax Benefit (Expense)
The effective tax rate for the second quarter 2022 loss on continuing operations was an expense of 18 percent compared to a benefit of 153 percent for the loss on continuing operations in the same quarter of 2021. The effective tax rate for the six months ended June 25, 2022, loss on continuing operations was an expense of 12 percent compared to a benefit of 77 percent for the comparable prior year period. The 2022 effective tax rate differs from the statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by U.S. tax credits and tax return to accrual adjustments. The 2021 effective tax rates differ from the statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher blended statutory tax rate in Canada. The statutory rate is higher as a result of changing the allocation of income between the Canadian provinces after the sale of Forest and Newsprint was completed. See Note 16 — Income Taxes for additional information.

Discontinued Operations
As a result of the sale of lumber and newsprint assets, we are presenting prior year results for the Forest Products and Newsprint segments as discontinued operations.
The sale was completed on August 28, 2021. The cash received at closing was preliminary and subject to final purchase price and other sale-related adjustments. During the first quarter of 2022, the Company trued-up certain sale-related items with GreenFirst for a total net cash outflow of $3 million, as previously disclosed. No changes occurred during the second quarter of 2022 to the previously recorded gain on sale. Pursuant to the terms of the asset purchase agreement, GreenFirst and the Company continue efforts to finalize the closing inventory valuation adjustment.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net Sales	$302	$255	$583	$504
Operating income (loss)	$7	$11	$(1)	$17
Average Sales Prices ($ per metric ton):
High Purity Cellulose	$1,355	$1,128	$1,288	$1,086
Sales Volumes (thousands of metric tons):
High Purity Cellulose	206	204	414	421
Changes in High Purity Cellulose net sales are as follows:

Three Months Ended		Changes Attributable to:
Net Sales (in millions)	June 26, 2021	Price	Volume/Mix/Other	June 25, 2022
Cellulose Specialties	$168	$36	$14	$218
Commodity Products	62	8	(10)	60
Other sales (a)	25	—	(1)	24
Total Net Sales (a)	$255	$44	$3	$302
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.
Total sales for the three months ended June 25, 2022, improved $47 million when compared to the same prior year quarter. Cellulose specialties sales volumes increased 9 percent and sales prices increased by 20 percent during the three months ended June 25, 2022, when compared to the same prior year period due to the impact of contract negotiations. Commodity product sales prices rose 10 percent while commodity product sales volumes decreased 12 percent due to lower production, supply chain constraints and lower commodities volumes in favor of higher specialties volumes. Included within net sales for the period was $24 million of other sales, primarily from biobased energy and lignin.

Six Months Ended		Changes Attributable to:
Net Sales (in millions)	June 26, 2021	Price	Volume/Mix/Other	June 25, 2022
Cellulose Specialties	$335	$53	$14	$402
Commodity Products	121	24	(15)	130
Other sales (a)	48	—	3	51
Total Net Sales (a)	$504	$77	$2	$583
(a) includes other sales consisting of electricity, lignin and other by-products to third-parties.

Total sales for the six months ended June 25, 2022, improved $79 million when compared to the same prior year period. Cellulose specialties sales volumes increased 4 percent, while sales prices increased by 15 percent during the six months ended June 25, 2022, when compared to the same prior year period due to the impact of contract negotiations. Commodity product sales prices rose 21 percent driven by higher demand while commodity product sales volumes decreased 11 percent due to lower production, supply chain constraints and lower commodities volumes in favor of higher specialties volumes. Included within net sales for the period was $51 million of other sales, primarily from biobased energy and lignin.

Changes in High Purity Cellulose operating income are as follows

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 26, 2021	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 25, 2022
Operating income (loss)	$11	$44	$6	$(52)	$(2)	$7
Operating margin %	4.3%	14.1%	1.7%	(17.2)%	(1.0)%	1.9%
(a) Sales Volume computed based on contribution margin.
Operating income declined by $4 million during the three months ended June 25, 2022, to $7 million when compared to the same prior year quarter. Sales prices for the segment increased 20 percent during the current quarter driven by a 20 percent increase for cellulose specialties and a 10 percent increase in commodity prices. Total volumes increased by 1 percent when compared to the prior year quarter due to a 12 percent decline in commodities volumes offset by a 9 percent increase in specialties volumes. Costs increased compared to the prior year periods driven by inflation on key inputs, including chemicals, wood fiber and energy costs, and higher supply-chain expenses. Offsetting higher energy costs in the current period is a $5 million favorable impact related to sales of the majority of our excess emission allowances associated with the operations in Tartas, France.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 26, 2021	Sales Price	Sales Volume/Mix/Other	Cost	SG&A and other	June 25, 2022
Operating income (loss)	$17	$77	$3	$(94)	$(4)	$(1)
Operating margin %	3.4%	12.8%	0.5%	(16.1)%	(0.7)%	(0.1)%
(a) Sales Volume computed based on contribution margin.
Operating results declined by $18 million during the six months ended June 25, 2022, to an operating loss of $1 million when compared to the same prior year period. Sales prices for the segment increased 19 percent during the current period driven by a 21 percent increase in commodity prices and a 15 percent increase for cellulose specialties. Total volumes declined 2 percent during the current period driven by lower production, supply chain constraints and lower commodities volumes in favor of higher specialties volumes. Costs increased compared to the prior year periods driven by inflation on key inputs, including chemicals, wood fiber and energy costs, and higher supply chain expenses. Offsetting higher energy costs in the current period is a $10 million favorable impact related to sales of the majority of our excess emission allowances associated with the operations in Tartas, France.

Paperboard

	Three Months Ended		Six Months Ended
(in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net Sales	$63	$57	$117	$105
Operating income	$10	$2	$16	$8
Average Sales Prices ($ per metric tons):
Paperboard	$1,439	$1,150	$1,384	$1,132
Sales Volumes (in thousands of metric tons):
Paperboard	44	49	85	92
Changes in Paperboard net sales are as follows:

Three Months Ended	June 26, 2021	Changes Attributable to:		June 25, 2022
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$57	$12	$(6)	$63
Sales for the three months ended June 25, 2022, increased $6 million compared to the three months ended June 26, 2021. During the second quarter ended June 25, 2022, sales volumes decreased 10 percent while sales prices were up 25 percent when compared to the same prior year period driven by strong demand.

Six Months Ended	June 26, 2021	Changes Attributable to:		June 25, 2022
Net Sales (in millions)		Price	Volume/Mix
Paperboard	$105	$21	$(9)	$117
Sales for the six months ended June 25, 2022, increased $12 million compared to the six months ended June 26, 2021. During the six months ended June 25, 2022, sales volumes decreased 8 percent while sales prices were up 22 percent when compared to the same prior year period driven by strong demand.
Changes in Paperboard operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 26, 2021	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 25, 2022
Operating income	$2	$13	$(2)	$(3)	$—	$10
Operating margin %	3.5%	17.9%	(0.8)%	(4.8)%	—%	15.8%
(a) Computed based on contribution margin.
Operating income for the three months ended June 25, 2022, increased $8 million when compared to the same prior year period as higher sales prices were offset by higher raw material pulp input costs and lower sales volumes driven by lower productivity.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 26, 2021	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 25, 2022
Operating income	$8	$21	$(3)	$(10)	$—	$16
Operating margin %	7.6%	15.4%	(0.8)%	(8.6)%	—%	13.6%
(a) Computed based on contribution margin.
Operating income for the six months ended June 25, 2022, increased $8 million when compared to the same prior year period as higher sales prices were partially offset by higher raw material pulp input costs and lower sales volumes driven by lower productivity.

High-Yield Pulp

	Three Months Ended		Six Months Ended
(in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net Sales	$40	$37	$62	$64
Operating income (loss)	$(2)	$1	$(2)	$1
Average Sales Prices ($ per metric ton):
High-Yield Pulp (a)	$603	$539	$586	$510
Sales Volumes (in metric tons):
High-Yield Pulp (a)	55	55	85	99
(a) Average sales prices and volumes for external sales only. For each of the three month periods ended June 25, 2022 and June 26, 2021, the High-Yield Pulp segment sold 17,000 metric tons of high-yield pulp for $7 million to the Paperboard segment. For the six months ended June 25, 2022 and June 26, 2021, the High-Yield Pulp segment sold 31,000 metric tons and 34,000 metric tons of high-yield pulp for $13 million and $14 million, respectively, to the Paperboard segment.

Changes in High-Yield Pulp net sales are as follows:

Three Months Ended	June 26, 2021	Changes Attributable to:		June 25, 2022
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$37	$3	$—	$40
Sales for the three months ended June 25, 2022, increased $3 million compared to the three months ended June 26, 2021. High-yield pulp sales prices increased 12 percent during the three months ended June 25, 2022, when compared to the same prior year period while sales volumes remained flat.

Six Months Ended	June 26, 2021	Changes Attributable to:		June 25, 2022
Net Sales (in millions)		Price	Volume/Mix
High-Yield Pulp Net Sales	$64	$6	$(8)	$62
Sales for the six months ended June 25, 2022, decreased $2 million compared to the six months ended June 26, 2021. High-yield pulp sales prices and volumes increased 15 percent and decreased 14 percent, respectively, during the six months ended June 25, 2022, when compared to the same prior year period. Higher sales prices were partially offset by lower sales volumes driven by supply chain constraints, lower productivity and higher input costs.

Changes in High-Yield Pulp operating income are as follows:

Three Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 26, 2021	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 25, 2022
Operating income	$1	$3	$—	$(6)	$—	$(2)
Operating margin %	2.7%	7.3%	—%	(12.5)%	—%	(2.5)%
(a) Sales Volume computed based on contribution margin.
Operating results for the second quarter ended June 25, 2022, decreased $3 million when compared to the same prior year period. Higher sales prices were more than offset by lower productivity and higher input and supply chain costs.

Six Months Ended		Gross Margin Changes Attributable to (a):
(in millions)	June 26, 2021	Sales Price	Sales Volume/Mix	Cost	SG&A and other	June 25, 2022
Operating income	$1	$6	$(3)	$(6)	$—	$(2)
Operating margin %	1.6%	8.4%	(3.5)%	(9.7)%	—%	(3.2)%
(a) Sales Volume computed based on contribution margin.
Operating results for the six months ended June 25, 2022, decreased $3 million when compared to the same prior year period. Higher sales prices were more than offset by lower sales volumes, driven by supply chain constraints, and lower productivity and higher input costs.
Corporate

	Three Months Ended		Six Months Ended
Operating Income (Loss) (in millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating loss	$(18)	$(13)	$(32)	$(25)
The operating loss for the three and six month periods ended June 25, 2022, increased by $5 million and $7 million, respectively, when compared to the same prior year period driven by an increase in severance and variable stock-based compensation costs partially offset by favorable foreign exchange impacts.

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
As of June 25, 2022, we are in compliance with all financial and other customary covenants. We believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions, and repayment of debt maturities.
The non-guarantor subsidiaries had assets of $829 million, year-to-date revenue of $124 million, covenant EBITDA for the last twelve months is a $39 million loss and liabilities of $263 million as of June 25, 2022.
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
On January 29, 2018, our Board of Directors authorized a $100 million common stock share buyback program. For the three months ended June 25, 2022, and June 26, 2021, we did not repurchase any common shares under this buyback program. We do not expect to utilize any further authorization in the near future.
Material Cash Requirements

Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our purchase obligations payments are expected to be made on natural gas, steam energy and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to our material cash requirements during six months ended June 25, 2022.
A summary of liquidity and capital resources is shown below (in millions of dollars):

	June 25, 2022	December 31, 2021
Cash and cash equivalents (a)	$148	$253
Availability under the ABL Credit Facility (b)	108	103
Total debt (c)	905	929
Stockholders’ equity	761	814
Total capitalization (total debt plus equity)	$1,666	$1,743
Debt to capital ratio	54%	53%
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At June 25, 2022, we had $146 million of gross availability and net available borrowings of $108 million after taking into account standby letters of credit of approximately $38 million. In addition to the availability under the ABL Credit Facility, we have $18 million available under an accounts receivable factoring line of credit in France.
(c)    See Note 7 — Debt and Finance Leases of our consolidated financial statements for additional information.

On May 2, 2022, we sold our GreenFirst shares for $43 million. Additionally, we expect to receive $21 million from a U.S. federal tax refund in 2022.
With our next significant maturity in early 2024, we continue to monitor the capital markets and are prepared to opportunistically refinance the Senior Notes due June 1, 2024, at the appropriate time considering market conditions and all other relevant factors. We are confident that by executing on our strategy we can obtain a refinancing at acceptable terms based on market conditions. We may also use a portion of our cash balances to opportunistically repay debt or assist in a holistic refinancing of our capital structure.
Cash Flows (in millions of dollars)
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended:

Cash Flows Provided by (Used for):	June 25, 2022	June 26, 2021
Operating activities-continuing operations	$(36)	$46
Operating activities-discontinued operations	$—	$141
Investing activities-continuing operations	$(87)	$(51)
Investing activities-discontinued operations	$43	$(6)
Financing activities	$(22)	$(8)
Cash flows used for operating activities of continuing operations increased by $82 million during the six months ended June 25, 2022, to $36 million when compared to the same prior year period due to changes in working capital and other items, which were influenced by the impact of the planned extensive planned maintenance outages through the second quarter.
Cash flows used for investing activities of continuing operations increased $36 million during the six months ended June 25, 2022, when compared to the same prior year period primarily from increased capital spending related to the planned maintenance outages in the current year. Cash flows from investing activities of discontinued operations increased $49 million to an inflow of $43 million due to the proceeds from the sale of GreenFirst equity securities in the current year.
Cash flows used for financing activities increased by $14 million during the six months ended June 25, 2022, to $22 million when compared to the same prior year period, primarily due to payments of long term debt offset by borrowing related to the bioethanol project at our Tartas facility. See Note 7 — Debt and Finance Leases and Note 12 — Stockholders' Equity, to our consolidated financial statements for additional information.
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
Below is a reconciliation of Income (Loss) from Continuing Operations to EBITDA from continuing operations by segment (in millions of dollars):

Three Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
June 25, 2022
Income (loss) from continuing operations	$6	$11	$(1)	$(41)	$(25)
Depreciation and amortization	30	3	1	—	34
Interest expense, net	—	—	—	16	16
Income tax expense (benefit)	—	—	—	4	4
EBITDA from continuing operations	$36	$14	$—	$(21)	$29
Pension settlement loss	—	—	—	1	1
Severance	—	—	—	4	4
Adjusted EBITDA from continuing operations	$36	$14	$—	$(16)	$34

June 26, 2021
Income (loss) from continuing operations	$11	$3	$1	$(7)	$8
Depreciation and amortization	27	4		2	33
Interest expense, net	—	—	—	17	17
Income tax expense (benefit)	—	—	—	(25)	(25)
EBITDA from continuing operations	$38	$7	$1	$(13)	$33
Pension settlement loss	—	—	—	1	1
Adjusted EBITDA from continuing operations	$38	$7	$1	$(12)	$34

Six Months Ended:	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
June 25, 2022
Income (loss) from continuing operations	$(1)	$17	$(1)	$(64)	$(49)
Depreciation and amortization	53	7	1	—	61
Interest expense, net	—	—	—	32	32
Income tax expense (benefit)	—	—	—	5	5
EBITDA from continuing operations	$52	$24	$—	$(27)	$49
Pension settlement (gain) loss	—	—	—	1	1
Severance	—	—	—	4	4
Adjusted EBITDA from continuing operations	$52	$24	$—	$(22)	$54

June 26, 2021
Income (loss) from continuing operations	$18	$9	$1	$(36)	$(8)
Depreciation and amortization	55	8	1	2	66
Interest expense, net	—	—	—	32	32
Income tax expense (benefit)	—	—	—	(25)	(25)
EBITDA from continuing operations	$73	$17	$2	$(27)	$65
Pension settlement loss	—	—	—	1	1
Adjusted EBITDA from continuing operations	$73	$17	$2	$(26)	$66
EBITDA from continuing operations for the three and six months ended June 25, 2022, declined by $4 million and $16 million when compared to the same periods ended June 26, 2021, driven by higher key input costs due to inflation and lower volumes, offset by higher sales prices across all segments. Adjusted EBITDA from continuing operations for the three months ended June 25, 2022 was comparable to the same quarter in 2021 at $34 million, while Adjusted EBITDA from continuing operations for the six months ended June 25, 2022, decreased by $12 million primarily driven by higher key input costs due to inflation, lower volumes due to supply chain constraints and lower production, offset by higher sales prices across all segments. For the full discussion of changes to operating income, see Management’s Discussion of Results of Operations.
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
Below is a reconciliation of cash flows from operations of continuing operations to adjusted free cash flows of continuing operations for the respective periods (in millions of dollars):

	Six Months Ended
Cash Flows from Operations to Adjusted Free Cash Flows Reconciliation	June 25, 2022	June 26, 2021
Cash provided by (used for) operating activities - continuing operations	$(36)	$46
Capital expenditures (a)	(71)	(43)
Adjusted Free Cash Flows - continuing operations	$(107)	$3
(a)    Capital expenditures exclude strategic capital expenditures which are deemed discretionary by management. Strategic expenditures for the first six months of 2022 were approximately $16 million. Strategic capital expenditures for the same period of 2021 were approximately $4 million.
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

As of June 25, 2022, we had $5 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at June 25, 2022, was $853 million compared to the $898 million carrying value of principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 25, 2022.
During the quarter ended June 25, 2022, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, the following risk factor is hereby added:

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine or other geopolitical conflict.

The military conflict between Russia and Ukraine, along with economic sanctions placed by Western countries on certain industry sectors and parties in Russia, have negatively impacted the global economy. While we have no direct operations in Russia or Ukraine, we have significant operations in Europe which have experienced shortages in key input materials and increased costs for transportation, energy, and raw material due to this conflict. Further escalation of geopolitical tensions could result in, among other things, gas shortages in Europe and disruptions of operations for us, our customers and our suppliers, cyberattacks, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which would adversely affect our business. These impacts could also directly affect North America and adversely impact our operations in this region. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Item 1A, Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended June 25, 2022:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
March 27 to April 30	—	$—	—	$60,294,000
May 1 to May 28	—	$—	—	$60,294,000
May 29 to June 25	—	$—	—	$60,294,000
Total	—		—
(a)    As of June 25, 2022, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.
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
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 21, 2022
10.1	Letter Agreement, dated May 28, 2022 between Rayonier Advanced Materials Inc. and De Lyle W. Bloomquist**	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 31, 2022
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 25, 2022 formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 25, 2022 and June 26, 2021; (ii) the Condensed Consolidated Balance Sheets as of June 25, 2022 and December 31, 2021; (iii) the Condensed Consolidated Statements of Cash Flows for the Six months Ended June 25, 2022 and June 26, 2021 and (iv) the Notes to Condensed Consolidated Financial Statements	Filed herewith
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
** Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.
(Registrant)

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: August 4, 2022