Form 10-Q
period 2022-09-24
RAYONIER ADVANCED MATERIALS INC.
filed 2022-11-02
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
The registrant had 63,971,166 shares of common stock, $.01 par value per share, outstanding as of October 31, 2022.

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net Sales	$466,346	$374,014	$1,217,282	$1,033,712
Cost of Sales	(419,804)	(354,678)	(1,138,118)	(971,672)
Gross Margin	46,542	19,336	79,164	62,040
Selling, general and administrative expenses	(19,905)	(17,473)	(68,041)	(51,548)
Foreign exchange gains	3,025	3,315	4,480	582
Other operating expense, net	(1,133)	(2,352)	(5,764)	(7,345)
Operating Income	28,529	2,826	9,839	3,729
Interest expense	(16,433)	(17,185)	(49,318)	(49,003)
Interest income and other, net	4,071	2,113	6,241	379
Other components of pension and OPEB, excluding service costs	1,009	803	1,910	1,545
Gain (loss) on GreenFirst equity securities	—	(7,955)	5,197	(7,955)
Gain on debt extinguishment	46	2,326	519	2,326
Income (Loss) from Continuing Operations Before Income Taxes	17,222	(17,072)	(25,612)	(48,979)
Income tax (expense) benefit (Note 16)	1,824	4,101	(3,230)	28,665
Equity in loss of equity method investment	(691)	(423)	(2,127)	(994)
Income (Loss) from Continuing Operations	18,355	(13,394)	(30,969)	(21,308)
Income from discontinued operations, net of taxes (Note 2)	11,252	8,636	12,458	111,751
Net Income (Loss)	$29,607	$(4,758)	$(18,511)	$90,443

Basic Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$0.29	$(0.21)	$(0.48)	$(0.33)
Income from discontinued operations	0.18	0.14	0.20	1.76
Net income (loss) per common share-basic	$0.47	$(0.07)	$(0.28)	$1.43

Diluted Earnings Per Common Share (Note 13)
Income (loss) from continuing operations	$0.28	$(0.21)	$(0.48)	$(0.33)
Income from discontinued operations	0.17	0.14	0.20	1.76
Net income (loss) per common share-diluted	$0.45	$(0.07)	$(0.28)	$1.43

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net Income (Loss)	$29,607	$(4,758)	$(18,511)	$90,443
Other Comprehensive Income (Loss), net of tax (Note 11):
Foreign currency translation adjustments	(14,697)	(4,336)	(30,561)	(10,558)
Unrealized gain (loss) on derivative instruments	67	86	224	(2,767)
Net gain from pension and postretirement plans	1,948	6,177	5,844	12,842
Total other comprehensive income (loss)	(12,682)	1,927	(24,493)	(483)
Comprehensive Income (Loss)	$16,925	$(2,831)	$(43,004)	$89,960
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share amounts)

	September 24, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$131,673	$253,307
Accounts receivable, net (Note 3)	217,358	181,604
Inventory (Note 4)	269,526	230,691
Income tax receivable	1,051	21,411
Investment in GreenFirst equity securities (Note 10)	—	38,510
Prepaid and other current assets	68,652	50,597
Total current assets	688,260	776,120

Property, Plant and Equipment (net of accumulated depreciation of $1,703,459 and $1,642,442 as of September 24, 2022 and December 31, 2021, respectively)	1,132,128	1,146,162
Deferred Tax Assets	327,807	335,119
Intangible Assets, net	26,175	31,432
Other Assets	162,051	156,191
Total Assets	$2,336,421	$2,445,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$154,140	$169,456
Accrued and other current liabilities (Note 6)	153,566	136,124
Debt due within one year (Note 7)	21,554	37,680
Current environmental liabilities (Note 8)	11,273	11,303
Total current liabilities	340,533	354,563

Long-Term Debt (Note 7)	851,006	891,031
Long-Term Environmental Liabilities (Note 8)	159,027	159,919
Pension and Other Postretirement Benefits	159,149	170,317
Deferred Tax Liabilities	16,782	20,485
Other Liabilities	30,201	34,366
Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 63,971,166 and 63,738,409 issued and outstanding as of September 24, 2022 and December 31, 2021, respectively	639	637
Additional paid-in capital	417,216	408,834
Retained earnings	470,831	489,342
Accumulated other comprehensive loss (Note 11)	(108,963)	(84,470)
Total Stockholders’ Equity	779,723	814,343
Total Liabilities and Stockholders’ Equity	$2,336,421	$2,445,024

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 24, 2022	September 25, 2021
Operating Activities
Net income (loss)	$(18,511)	$90,443
Income from discontinued operations	(12,458)	(111,751)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	96,294	101,284
Stock-based incentive compensation expense	8,687	1,620
Deferred income tax expense (benefit)	372	(29,569)
Gain on debt extinguishment	(519)	(2,326)
(Gain) loss on GreenFirst equity securities	(5,197)	7,955
Net periodic benefit cost of pension and other postretirement plans	4,489	7,338
Loss on disposal of property, plant and equipment	2,917	801
Unrealized gain on derivative instruments	—	(3,787)
Unrealized gain from foreign currency	(6,853)	(1,304)
Other	5,908	5,814
Changes in operating assets and liabilities:
Receivables	(41,599)	(36,264)
Inventories	(41,504)	(33,560)
Accounts payable	(2,393)	(2,903)
Accrued liabilities	23,620	25,858
Other	(338)	30,263
Contributions to pension and other postretirement plans	(5,467)	(5,243)
Cash Provided by Operating Activities-Continuing Operations	7,448	44,669
Cash Provided by Operating Activities-Discontinued Operations	—	162,230
Cash Provided by Operating Activities	7,448	206,899

Investing Activities
Capital expenditures, net	(114,159)	(61,029)
Investment in equity method investment	—	(4,142)
Cash Used in Investing Activities-Continuing Operations	(114,159)	(65,171)
Cash Provided by Investing Activities-Discontinued Operations	44,428	182,690
Cash Provided by (Used in) Investing Activities	(69,731)	117,519

Financing Activities
Other borrowings	5,721	—
Repayment of long-term debt	(51,128)	(131,171)
Short-term financing, net	(4,990)	(4,492)
Common stock repurchased	(303)	(1,422)
Debt issue costs	—	(636)
Other	(282)	—
Cash Used in Financing Activities	(50,982)	(137,721)

Change in cash and cash equivalents	(113,265)	186,697
Net effect of foreign exchange on cash and cash equivalents	(8,369)	(1,194)
Balance, beginning of period	253,307	93,653
Balance, end of period	$131,673	$279,156

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands unless otherwise stated)

1. Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The unaudited Consolidated Financial Statements and notes thereto of Rayonier Advanced Materials Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these Consolidated Financial Statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the Consolidated Financial Statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 (the “2021 Form 10-K”).
As a result of the sale of its lumber and newsprint assets in August 2021 to GreenFirst Forest Products, Inc. (“GreenFirst”), the Company presents the results for those operations as discontinued operations. Unless otherwise stated, information in these notes to Consolidated Financial Statements relates to continuing operations. The Company presents businesses that represent components as discontinued operations when they meet the criteria for held for sale or are sold, and their disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. See Note 2 —Discontinued Operations for further information.
Recent Accounting Developments
There have been no newly issued or recently adopted accounting pronouncements impacting the Company’s unaudited consolidated interim financial statements.
Subsequent Events
In October 2022, the Company repaid a Canadian dollar (“CAD”) fixed interest rate term loan in the amount of CAD $12 million (U.S. dollar (“USD”) $9 million).
2. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Ontario and Québec Canada, to GreenFirst for cash of $232 million, 28.7 million shares of GreenFirst common stock and a credit note issued to the Company by GreenFirst in the amount of CAD $8 million (approximately USD $5 million after present value discount). The Company sold the GreenFirst common shares for $43 million in the second quarter of 2022. Prior to the sale, the GreenFirst common shares were accounted for at fair value, with changes in fair value recorded in the consolidated statements of operations. See Note 10 — Fair Value Measurements for further information. The shares sale agreement contains a purchase price protection clause whereby the Company is entitled to participate in further share price appreciation under certain circumstances over the next 18 months.
The cash consideration received at closing was preliminary and remains subject to final purchase price and other sale-related adjustments. During the first quarter of 2022, the Company trued up certain sale-related items with GreenFirst for a total net cash outflow of $3 million, as expected and previously disclosed. No adjustments have been made in 2022 to the gain on sale recorded during the year ended December 31, 2021. Pursuant to the terms of the asset purchase agreement, GreenFirst and the Company continue efforts to finalize the closing inventory valuation adjustment.
In connection with the sale, the parties entered into a Transition Services Agreement (“TSA”) whereby the Company would provide certain transitional services to GreenFirst, including information technology, accounting, treasury and other services, following the closing of the transaction. The transitional services have been completed and the TSA was terminated during the second quarter of 2022.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
During the third quarter of 2022, the U.S. Department of Commerce (the “USDOC”) completed its third administrative review of duties applied to Canadian softwood lumber exports to the U.S. during 2020 and reduced rates applicable to the Company to a combined 8.6 percent. In connection with this development, the Company recorded a $16 million gain, pre-tax, in the results of discontinued operations within selling, general and administrative expenses and other, and increased the long-term receivable related to the USDOC administrative reviews to $38 million. See Note 18 — Commitments and Contingencies for further information relating to this dispute.
Income from discontinued operations is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales (a)	$—	$83,994	$—	$442,833
Cost of sales	—	(68,224)	155	(237,912)
Gross margin	—	15,770	155	204,921
Selling, general and administrative expenses and other	15,313	(7,571)	16,808	(26,465)
Operating income	15,313	8,199	16,963	178,456
Interest expense (b)	(4)	(1,973)	(13)	(7,290)
Other non-operating income	—	254	—	967
Income from discontinued operations before income taxes	15,309	6,480	16,950	172,133
Income tax expense	(4,057)	(4,239)	(4,492)	(66,777)
Income from discontinued operations, net of taxes	11,252	2,241	12,458	105,356
Gain on sale of discontinued operations, pre-tax	—	9,217	—	9,217
Income tax expense on gain	—	(2,822)	—	(2,822)
Gain on sale of discontinued operations, net of tax	—	6,395	—	6,395
Income from discontinued operations	$11,252	$8,636	$12,458	$111,751
——————————————
(a)    There were no intercompany sales for the three and nine months ended September 24, 2022 and $8 million and $31 million for the three and nine months ended September 25, 2021, respectively.
(b)    The Company allocated interest expense to discontinued operations based on the total portion of debt not attributable to other operations repaid as a result of the transaction.
Other discontinued operations information includes the following:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Depreciation and amortization	$—	$—	$—	$3,172
Capital expenditures	$—	$2,119	$—	$7,933
3. Accounts Receivable, Net
The Company’s accounts receivables included the following:

	September 24, 2022	December 31, 2021
Accounts receivable, trade	$180,492	$131,371
Accounts receivable, other (a)	38,158	51,007
Allowance for expected credit losses	(1,292)	(774)
Accounts receivable, net	$217,358	$181,604
——————————————
(a)    Consists primarily of value added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
4. Inventory
The Company’s inventory included the following:

	September 24, 2022	December 31, 2021
Finished goods	$202,576	$175,832
Work-in-progress	6,903	6,533
Raw materials	53,527	41,974
Manufacturing and maintenance supplies	6,520	6,352
Inventory	$269,526	$230,691
5. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 24, 2022, the Company’s leases had remaining lease terms of 1 year to 14.1 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the right of use (“ROU”) assets as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate. The weighted average discount rate used in determining the operating lease ROU assets and liabilities as of September 24, 2022 and December 31, 2021 was 8.7 percent and 7.6 percent, respectively. The weighted average discount rate used in determining the finance lease ROU assets and liabilities as of September 24, 2022 and December 31, 2021 was 7.0 percent.
The Company’s operating and finance lease cost is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating Leases
Operating lease expense	$1,973	$1,416	$5,821	$4,254
Finance Leases
Amortization of ROU assets	95	89	281	262
Interest	34	40	106	125
Total	$2,102	$1,545	$6,208	$4,641
As of September 24, 2022, the weighted average remaining lease term was 5.7 years and 4.1 years for operating leases and financing leases, respectively. As of December 31, 2021, the weighted average remaining lease term was 5.3 years and 4.9 years for operating leases and finance leases, respectively. Cash provided by operating activities includes approximately $2 million and $5 million from operating lease payments made during the nine months ended September 24, 2022 and September 25, 2021, respectively. Finance lease cash flows were immaterial during the nine months ended September 24, 2022 and September 25, 2021.
As of both September 24, 2022 and December 31, 2021, assets acquired under finance leases of $2 million are reflected in “property, plant and equipment, net” in the consolidated balance sheets. The Company’s finance leases are included in “long-term debt” and their maturities are disclosed in Note 7 — Debt and Finance Leases.
The Company’s consolidated balance sheets include the following operating lease assets and liabilities:

	Balance Sheet Classification	September 24, 2022	December 31, 2021
ROU assets	Other assets	$17,068	$18,316
Lease liabilities, current	Accrued and other current liabilities	$5,024	$6,050
Lease liabilities, non-current	Other liabilities	$12,423	$12,551

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Operating lease maturities as of September 24, 2022 were as follows:

Remainder of 2022	$1,773
2023	5,880
2024	3,676
2025	2,784
2026	2,106
Thereafter	7,180
Total minimum lease payments	23,399
Less: imputed interest	(5,952)
Present value of future minimum lease payments	$17,447
6. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities included the following:

	September 24, 2022	December 31, 2021
Accrued customer incentives	$29,546	$26,726
Accrued payroll and benefits	18,533	13,363
Accrued interest	15,290	19,153
Accrued income taxes	7,639	9,210
Accrued property and other taxes	9,341	4,074
Deferred revenue (a)	20,796	22,518
Other current liabilities	52,421	41,080
Accrued and other current liabilities	$153,566	$136,124
——————————————
(a)    Includes CAD $25 million (approximately USD $20 million) associated with funds received in 2021 for the Canada Emergency Wage Subsidy (“CEWS”). All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time that there is sufficient evidence that it will not be required to repay such amounts.
7. Debt and Finance Leases
The Company’s debt and finance leases included the following:

	September 24, 2022	December 31, 2021
ABL Credit Facility due 2025: $128 million available, bearing interest of 5.33% (3.08% LIBOR plus 2.25%) at September 24, 2022	$—	$—
Senior Secured Notes due 2026 at a fixed interest rate of 7.625%	475,000	475,000
Senior Notes due 2024 at a fixed interest rate of 5.5%	334,185	369,185
Canadian dollar, fixed interest rate term loans with rates ranging from 5.50% to 6.86% and maturity dates ranging from October 2022 through April 2028, secured by certain assets of the Temiscaming mill	47,218	65,451
Other loans (a)	19,048	18,280
Short-term factoring facility-France	2,127	7,118
Finance lease obligation	1,857	2,138
Total debt principal payments due	879,435	937,172
Less: Debt premium, original issue discount and issuance costs, net	(6,875)	(8,461)
Total debt	872,560	928,711
Less: Debt due within one year	(21,554)	(37,680)
Long-term debt	$851,006	$891,031
——————————————
(a)    Consist of loans for energy and bioethanol projects in France.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
During the third quarter of 2022, the Company repaid a Canadian dollar fixed interest rate term loan in the amount of CAD $12 million (USD $9 million).
During the second and third quarters of 2022, the Company repurchased $20 million and $15 million, respectively, of its 5.5% unsecured senior notes due 2024 (the “Unsecured Notes”) through open-market transactions and retired the notes for cash of approximately $20 million and $15 million, respectively. A net gain of less than $1 million on the repurchases was recorded to “gain on debt extinguishment” in the consolidated statements of operations during the nine months ended September 24, 2022.
During the three and nine months ended September 25, 2021, the Company recorded a $2 million gain on extinguishment on the repurchase of $127 million of Unsecured Notes.
As of September 24, 2022, the Company’s debt principal payments were due as follows:

Remainder of 2022	$14,515
2023	9,995
2024	344,890
2025	10,594
2026	485,028
Thereafter	12,556
Total debt principal payments, excluding finance lease obligation	$877,578
8. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the nine months ended September 24, 2022:

Balance at December 31, 2021	$171,222
Increase in liabilities	2,803
Payments	(3,071)
Foreign currency adjustments	(654)
Balance at September 24, 2022	170,300
Less: Current portion	(11,273)
Long-term environmental liabilities	$159,027
In addition to the estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy and/or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies and non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 24, 2022, the Company estimates this exposure could range up to approximately $84 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. Further, this estimate excludes reasonably possible liabilities which are not currently estimable primarily due to the factors discussed above.
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
9. Derivative Instruments
The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates. The Company has used derivative financial instruments to manage interest rate and foreign currency exchange rate exposure: it does not use derivatives for trading or speculative purposes.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Derivative instruments are recognized on the consolidated balance sheets at their fair value and are either designated as a hedge of a forecasted transaction or undesignated. Changes in the fair value of a derivative designated as a hedge are recorded in other comprehensive income (loss) until earnings are affected by the hedged transaction and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.
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
Foreign Currency Exchange Rate Risk
Foreign currency fluctuations affect investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, product shipments and foreign-denominated debt. The Company is also exposed to the translation of foreign currency earnings to the USD. Management may use foreign currency forward contracts to selectively hedge its foreign currency cash flows exposure and manage risk associated with changes in currency exchange rates. The Company’s principal foreign currency exposure is to the CAD, and to a lesser extent, the euro.
There were no derivatives designated as hedging instruments during the three and nine months ended September 24, 2022. The effects of derivatives designated as hedging instruments, the related changes in AOCI and the gains and losses in income for the three and nine months ended September 25, 2021 were as follows:

	Three Months Ended September 25, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$(99)	Interest income and other, net

	Nine Months Ended September 25, 2021
Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Location on Statement of Income
Foreign exchange forward contracts	$—	$4,088	Cost of sales
Foreign exchange forward contracts	$—	$(301)	Interest income and other, net
The unrealized gain (loss) in AOCI related to hedge derivatives is presented below:

	September 24, 2022	December 31, 2021
Foreign exchange cash flow hedges, net of tax	$(623)	$(847)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
10. Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	September 24, 2022			December 31, 2021
	Carrying Amount	Fair Value (b)		Carrying Amount	Fair Value (b)
Assets:		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents
Cash	$97,771	$97,771	$—	$253,307	$253,307	$—
Money market and similar funds	33,902	33,902	—	—	—	—
Investment in GreenFirst equity securities	—	—	—	38,510	—	38,510

Liabilities: (a)
Fixed-rate long-term debt	$868,576	$—	$823,481	$919,455	$—	$964,308
——————————————
(a)    Liabilities exclude finance lease obligation.
(b)    The Company did not have Level 3 assets or liabilities at September 24, 2022 or December 31, 2021.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — Cash and cash equivalents are all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase and the carrying amount is equal to fair market value. The Company had $34 million of investments in money market and similar funds as of September 24, 2022, measured using level 1 inputs. The Company did not invest in any such funds as of December 31, 2021.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. The variable rate debt adjusts with changes in the market rate, therefore the carrying value approximates fair value.
Investment in GreenFirst shares — The Company received 28.7 million shares of GreenFirst common stock in connection with the sale of the lumber and newsprint assets to GreenFirst, which the Company was required to hold for a minimum of six months following the close of the transaction. Accordingly, prior to February 28, 2022, the fair value of these shares reflected a discount for lack of marketability (“DLOM”) given the restriction on sale by the Company. The primary inputs in the fair value estimate during the minimum holding period were expected term, dividend yield, volatility and risk-free rate. All inputs to the DLOM were observable. In May 2022, the Company sold the 28.7 million common shares for $43 million.
The following were the key inputs at each measurement date:

	December 31, 2021	At closing of transaction
Expected Term	0.16 years	0.5 years
Risk-free rate	0.10%	0.20%
Dividend yield	—	—
Volatility	73.77%	92.04%
DLOM	6.77%	14.38%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
11. Accumulated Other Comprehensive Income (Loss)
The components of AOCI include:

	Nine Months Ended
	September 24, 2022	September 25, 2021
Unrecognized components of employee benefit plans, net of tax:
Balance, beginning of year	$(76,849)	$(146,614)
Other comprehensive gain (loss) before reclassifications	—	(236)
Income tax on other comprehensive loss	—	61
Reclassifications to earnings: (a)
Pension settlement loss	—	226
Amortization of losses	7,466	12,258
Amortization of prior service costs	24	413
Income tax on reclassifications	(1,646)	(2,853)
Plans included in sale of assets to GreenFirst	—	4,012
Income Tax on plans included in sale of assets to GreenFirst	—	(1,039)
Net comprehensive gain on employee benefit plans, net of tax	5,844	12,842
Balance, end of period	(71,005)	(133,772)

Unrealized gain (loss) on derivative instruments, net of tax:
Balance, beginning of year	(847)	1,834
Reclassifications to earnings: (b)
Foreign exchange contracts	258	(3,787)
Income tax on reclassifications	(34)	1,020
Net comprehensive gain (loss) on derivative instruments, net of tax	224	(2,767)
Balance, end of period	(623)	(933)

Foreign currency translation adjustments:
Balance, beginning of year	(6,774)	11,145
Foreign currency translation adjustment, net of tax of $0 and $0	(30,561)	(10,558)
Balance, end of period	(37,335)	587

Accumulated other comprehensive loss, end of period	$(108,963)	$(134,118)
——————————————
(a)    The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 15 — Employee Benefit Plans for further information.
(b)    Reclassifications of foreign currency exchange contracts are recorded in cost of sales, other operating income or non-operating income as appropriate. See Note 9 — Derivative Instruments for further information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
12. Stockholders’ Equity
An analysis of stockholders’ equity is shown below (share amounts not in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Nine Months Ended September 24, 2022
Balance at December 31, 2021	63,738,409	$637	$408,834	$489,342	$(84,470)	$814,343
Net loss	—	—	—	(18,511)	—	(18,511)
Other comprehensive loss, net of tax	—	—	—	—	(24,493)	(24,493)
Issuance of common stock under incentive stock plans	294,936	3	(3)	—	—	—
Stock-based compensation	—	—	8,687	—	—	8,687
Repurchase of common shares (a)	(62,179)	(1)	(302)	—	—	(303)
Balance at September 24, 2022	63,971,166	$639	$417,216	$470,831	$(108,963)	$779,723

Three Months Ended September 24, 2022
Balance at June 25, 2022	63,971,166	$639	$415,257	$441,224	$(96,281)	$760,839
Net income	—	—	—	29,607	—	29,607
Other comprehensive income (loss), net of tax	—	—	—	—	(12,682)	(12,682)
Stock-based compensation	—	—	1,959	—	—	1,959
Balance at September 24, 2022	63,971,166	$639	$417,216	$470,831	$(108,963)	$779,723

Nine Months Ended September 25, 2021
Balance at December 31, 2020	63,359,839	$633	$405,161	$422,928	$(133,635)	$695,087
Net income	—	—	—	90,443	—	90,443
Other comprehensive loss, net of tax	—	—	—	—	(483)	(483)
Issuance of common stock under incentive stock plans	509,713	5	(5)	—	—	—
Stock-based compensation	—	—	1,619	—	—	1,619
Repurchase of common shares (a)	(132,196)	(1)	(1,421)	—	—	(1,422)
Balance at September 25, 2021	63,737,356	$637	$405,354	$513,371	$(134,118)	$785,244

Three Months Ended September 25, 2021
Balance at June 26, 2021	63,737,356	$637	$404,120	$518,129	$(136,045)	$786,841
Net loss	—	—	—	(4,758)	—	(4,758)
Other comprehensive income, net of tax	—	—	—	—	1,927	1,927
Stock-based compensation	—	—	1,234	—	—	1,234
Balance at September 25, 2021	63,737,356	$637	$405,354	$513,371	$(134,118)	$785,244
——————————————
(a)    Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.
Common Stock Buyback
In January 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. During the three and nine months ended September 24, 2022 and September 25, 2021 the Company did not repurchase any common shares under this buyback program. As of September 24, 2022, there was approximately $60 million of share repurchase authorization remaining under the program. The Company does not expect to utilize any further authorization in the near future.
Shareholder Rights Plan
In March 2022, the Company adopted a shareholder rights plan (the “Rights Agreement”) whereby a significant penalty is imposed upon any person or group which acquires beneficial ownership of 10% or more of the Company’s common stock without the approval of the Board of Directors (the “Board”). Also on this date, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”), which was paid to Company stockholders of record as of the close of business on March 31, 2022.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Rights trade with, and are inseparable from, shares of the Company Common Stock. Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $35.00, once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of Company Common Stock. The Rights expire on March 20, 2023 and are exercisable 10 days after the public announcement or public disclosure that a person or group has acquired a beneficial ownership of 10% or more of the outstanding Company Common Stock (including certain derivative positions), subject to certain exceptions.
13. Earnings Per Common Share
The following table provides details of the calculations of basic and diluted earnings per common share (share and per share amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Income (loss) from continuing operations	$18,355	$(13,394)	$(30,969)	$(21,308)
Income from discontinued operations	11,252	8,636	12,458	111,751
Net income (loss) available for common stockholders	$29,607	$(4,758)	$(18,511)	$90,443

Shares used for determining basic earnings per share of common stock	63,971,166	63,737,355	63,882,920	63,610,710
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	1,548,941	—	—	—
Shares used for determining diluted earnings per share of common stock	65,520,107	63,737,355	63,882,920	63,610,710

Basic per share amounts
Income (loss) from continuing operations	$0.29	$(0.21)	$(0.48)	$(0.33)
Income from discontinued operations	0.18	0.14	0.20	1.76
Net income (loss)	$0.47	$(0.07)	$(0.28)	$1.43

Diluted per share amounts
Income (loss) from continuing operations	$0.28	$(0.21)	$(0.48)	$(0.33)
Income from discontinued operations	0.17	0.14	0.20	1.76
Net income (loss)	$0.45	$(0.07)	$(0.28)	$1.43
Anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Stock options	78,660	115,973	78,660	115,973
Performance and restricted stock	1,517,135	2,390,153	3,726,090	2,390,153
Total anti-dilutive instruments	1,595,795	2,506,126	3,804,750	2,506,126
14. Incentive Stock Plans
The Company’s total stock-based compensation expense for the three months ended September 24, 2022 and September 25, 2021 was $2 million and $1 million, respectively. Stock-based compensation expense for the nine months ended September 24, 2022 and September 25, 2021 was $9 million and $2 million, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The Company made new grants of restricted stock units and performance-based stock units to certain employees during the first nine months of 2022. The 2022 restricted stock unit awards cliff vest after three years. The 2022 performance-based stock unit awards measure total shareholder return on an absolute basis and relative to peers. Participants can earn between 0 and 250 percent of the target award. Performance below established thresholds would result in a zero payout. There is a performance-based stock award and cash unit stock award that will be measured using the same objectives but paid and accounted for separately. The portion of the award to be settled in cash is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2022, the performance-based share units granted in 2019 vested without meeting the performance thresholds, resulting in no stock units being awarded.
The following table summarizes the Company’s incentive stock award activity during the nine months ended September 24, 2022:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	111,124	$39.47	927,556	$8.72	1,459,716	$6.51
Granted	—	—	1,328,931	5.50	1,661,452	6.97
Forfeited	—	—	(180,103)	5.83	(1,164,249)	6.70
Exercised or settled	—	—	(307,213)	11.08	—	—
Expired or cancelled	(32,464)	38.24	—	—	—	—
Outstanding at September 24, 2022	78,660	$39.98	1,769,171	$6.18	1,956,919	$6.79
15. Employee Benefit Plans
The Company has defined benefit pension and other long-term and postretirement benefit plans covering certain union and non-union employees, primarily in the U.S. and Canada. The defined benefit pension plans are closed to new participants. The liabilities for these plans are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events.
During 2019, the Company settled certain Canadian pension liabilities through the purchase of annuity contracts with an insurance company. The settlement resulted in the recognition of a $1 million loss during the nine months ended September 25, 2021 in “other components of pension and OPEB, excluding service costs” in the consolidated statements of operations. The Company recorded an additional $1 million loss in “other components of pension and OPEB, excluding service costs” during the nine months ended September 24, 2022, related to the final asset surplus distribution to the plans’ participants.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
The following tables present the components of net periodic benefit costs from these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$2,150	$2,619	$352	$358
Interest cost	4,561	4,287	215	179
Expected return on plan assets	(8,258)	(9,586)	—	—
Amortization of prior service cost	38	176	(31)	(38)
Amortization of losses	2,473	4,084	17	5
Pension settlement loss	(25)	90	—	—
Total net periodic benefit cost	$939	$1,670	$553	$504

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$6,497	$7,800	$1,057	$1,083
Interest cost	13,764	13,138	646	530
Expected return on plan assets	(24,965)	(28,865)	—	—
Amortization of prior service cost	116	527	(92)	(115)
Amortization of losses	7,419	12,247	47	11
Pension settlement loss	1,154	980	—	—
Total net periodic benefit cost	$3,985	$5,828	$1,658	$1,510
Service cost is included in “cost of sales” and “selling, general and administrative expenses” in the statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in “other components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
16. Income Taxes
Effective Tax Rate
The Company’s effective tax rate on its income from continuing operations for the three months ended September 24, 2022 was a benefit of 11 percent. The effective tax rate on its loss from continuing operations for the nine months ended September 24, 2022 was an expense of 13 percent. The Company’s effective tax rates on its loss from continuing operations for the three and nine months ended September 25, 2021 were benefits of 24 percent and 59 percent, respectively.
The effective tax benefit rate for the three months ended September 24, 2022 differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions in the U.S. and interest received on overpayments of tax from prior years, partially offset by unfavorable tax return-to-accrual adjustments. The effective tax expense rate for the nine months ended September 24, 2022 differed from the federal statutory rate primarily due to changes in the valuation allowance on disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by interest received on overpayments of tax from prior years, U.S. tax credits and favorable tax return-to-accrual adjustments.
The effective tax benefit rate for the nine months ended September 25, 2021 differed from the federal statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring the Company’s Canadian deferred tax assets at a higher Canadian blended statutory tax rate. The Canadian statutory rate is higher as a result of changing the allocation of income between the Canadian provinces after the sale of the Company’s lumber and newsprint assets. Other factors impacting the effective benefit rate were return-to-accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Deferred Taxes
The Company’s deferred tax assets include approximately $17 million of disallowed U.S. interest deductions that the Company does not believe it will be able to realize. This asset was reduced by $1 million recognized as tax expense and increased by a net tax benefit of $5 million in the three and nine months ended September 24, 2022, respectively. In December 2019, the American Institute of Certified Public Accountants (“AICPA”) issued Technical Questions and Answers (“TQA”) 3300.01-02 which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance. In strict compliance with the AICPA’s TQA, the Company has not recognized a valuation allowance on a portion of the deferred tax assets generated from disallowed interest.
Other
In August 2022, the Company received cash of $23 million, including interest of $2 million, related to a U.S. federal tax refund.
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
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
High Purity Cellulose
Cellulose Specialties	$243,175	$186,029	$645,169	$521,442
Commodity Products	92,638	74,577	223,151	195,894
Other sales (a)	33,080	26,902	84,059	74,532
Total High Purity Cellulose	368,893	287,508	952,379	791,868
Paperboard	65,039	52,188	182,512	156,799
High-Yield Pulp	39,564	41,877	101,992	106,207
Eliminations	(7,150)	(7,559)	(19,601)	(21,163)
Net sales	$466,346	$374,014	$1,217,282	$1,033,712
——————————————
(a)    Include sales of bioelectricity, lignosulfonates and other products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
High Purity Cellulose	$22,536	$1,852	$21,221	$18,903
Paperboard	11,293	1,978	27,579	10,174
High-Yield Pulp	5,646	7,612	3,910	8,150
Corporate	(10,946)	(8,616)	(42,871)	(33,498)
Operating income (loss)	$28,529	$2,826	$9,839	$3,729

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements - (Unaudited) (Continued)
Identifiable assets by segment were as follows:

	September 24, 2022	December 31, 2021
High Purity Cellulose	$1,638,666	$1,579,300
Paperboard	114,990	114,391
High-Yield Pulp	49,742	38,147
Corporate and other	533,023	713,186
Total identifiable assets	$2,336,421	$2,445,024
18. Commitments and Contingencies
Commitments
The Company has no material changes to the purchase obligations presented in Note 21 — Commitments and Contingencies in the Company’s 2021 Form 10-K, that are outside the normal course of business for the nine months ended September 24, 2022. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy, wood chips, and electricity contracts entered into within the normal course of business.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5 — Leases for further information.
Litigation and Contingencies
Duties on Canadian softwood lumber sold to the U.S. The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada and exported softwood lumber into the United States from Canada. In connection with these exports, the Company paid approximately $112 million in softwood lumber duties through August 28, 2021, recorded as expense in the periods incurred. As of September 24, 2022, the Company had a $38 million long-term receivable associated with the USDOC’s December 2020, December 2021 and August 2022 determinations of the revised rates for the 2017, 2018, 2019 and 2020 periods. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC administrative review processes covering periods after December 31, 2020. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood lumber duties, generated or incurred through the closing date of the transaction.
In addition to the above, the Company is engaged in various legal and regulatory actions and proceedings and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance and general liability. These other lawsuits and claims, individually and in aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 24, 2022, the Company had net exposure of $38 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability. The Company would only be liable upon its default on the related payment obligations. The letters of credit have various expiration dates and will be renewed as required.
The Company had surety bonds of $88 million as of September 24, 2022, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LignoTech Florida (“LTF”) is a venture in which the Company owns 45 percent and its partner Borregaard ASA owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $31 million at September 24, 2022.

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
As of September 24, 2022, all of the Company’s collective bargaining agreements covering its unionized employees were current.
19. Supplemental Disclosure of Cash Flows Information
Supplemental disclosure of cash flows information follows:

	Nine Months Ended
	September 24, 2022	September 25, 2021
Interest paid	$48,384	$34,852
Income taxes received	(16,484)	(27,268)
Capital assets purchased on account	16,316	9,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our” or “the Company,” we mean Rayonier Advanced Materials Inc. and its consolidated subsidiaries. References herein to “Notes to Consolidated Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Advanced Materials Inc. included in Item 1 of this Quarterly Report on Form 10-Q (the “Report”).
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors which may affect future results. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and information contained in our subsequent Forms 8-K and other reports to the U.S. Securities and Exchange Commission (the “SEC”).
Amounts contained in this Report may not always add due to rounding.
Forward-Looking Statements
Certain statements in this Report regarding anticipated financial, business, legal or other outcomes, including business and market conditions, outlook and other similar statements relating to future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate,” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking.
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The following risk factors and those contained in Item 1A — Risk Factors in our 2021 Form 10-K, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised to review any further disclosures we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-Q, 10-K, 8-K and other reports.
Risk Factors
Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our 2021 Form 10-K and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. These risks and events include, without limitation:
Epidemic and Pandemic Risks
•We are subject to risks associated with epidemics and pandemics, including the COVID-19 pandemic and related impacts. The nature and extent of ongoing and future impacts of the pandemic are highly uncertain and unpredictable.

Macroeconomic and Industry Risks
•The businesses we operate are highly competitive, which may result in fluctuations in pricing and volume that can materially adversely affect our business, financial condition and results of operations.
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
Business and Operational Risks
•Our ten largest customers represented approximately 40 percent of our 2021 revenue, and the loss of all or a substantial portion of our revenue from these large customers could have a material adverse effect on our business.
•A material disruption at one of our major manufacturing facilities could prevent us from meeting customer demand, reduce our sales and profitability, increase our cost of production and capital needs, or otherwise materially adversely affect our business, financial condition and results of operations.
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
•The Company considers and evaluates climate-related risks in three general categories: Regulatory, Transition to a low-carbon economy, and Physical risks related to climate change.
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
•The phase-out of the London Interbank Offered Rate as an interest rate benchmark in 2023 may impact our borrowing costs.
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

Details on the above risk factors are more specifically described in Item 1A — Risk Factors in our 2021 Form 10-K and in Item 1A — Risk Factors of this Report.
Business
We are a global leader of cellulose-based technologies, which comprise a broad offering of high purity cellulose specialties, a natural polymer commonly used in the production of specialty chemicals and polymers for use in producing liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. Starting from a tree and building upon more than 95 years of experience in cellulose chemistry, we provide high quality high-purity cellulose materials that make up the essential building blocks for our customers’ products while providing exceptional service and value. We also produce unique, lightweight paperboard and a bulky, high-yield pulp for use in consumer products.
We operate in four business segments: High Purity Cellulose, Paperboard, High-Yield Pulp and Corporate.
As a result of the sale of the lumber and newsprint facilities and certain related assets completed in August 2021, the lumber and newsprint operations are presented as discontinued operations and certain prior year amounts are reclassified to conform to this presentation. Unless otherwise stated, information in this MD&A relates to continuing operations. See Note 2 — Discontinued Operations to our Consolidated Financial Statements for further information on the sale.
Recent Developments
•In October 2022, we repaid a Canadian dollar fixed interest rate term loan in the amount of CAD $12 million (USD $9 million).
•During the third quarter of 2022, we repurchased $15 million of our 5.50% senior notes due 2024 (the “Unsecured Notes”) through open-market transactions and retired the notes for approximately $15 million in cash.
•During the third quarter of 2022, we repaid a Canadian dollar fixed interest rate term loan in the amount of CAD $12 million (USD $9 million).
•During the second quarter of 2022, we repurchased $20 million of our Unsecured Notes through open-market transactions and retired the notes for approximately $20 million in cash.
•During the second quarter of 2022, we sold the 28.7 million shares of GreenFirst common stock we received in connection with the August 2021 sale of our lumber and newsprint assets for $43 million. The shares sale agreement contains a purchase price protection clause whereby we are entitled to participate in further stock price appreciation under certain circumstances over the next 18 months.
•Our business has experienced a significant increase in the costs for wood, chemicals, energy and supply chain. In response, we announced a $146 per metric ton (“MT”) cost surcharge applicable to all shipments of our cellulose specialties, effective starting with shipments made on April 1, 2022 and later.
•As of March 2022, our fluff pulp qualifies as an “Inspected Raw Material” by Nordic Swan Ecolabelling. The Nordic Swan Ecolabel sets strict environmental requirements in all phases of manufacturing, including requirements for eco-friendly chemicals used in ecolabeled products. The status will appear on products made with our fluff pulp and indicates to consumers and commercial buyers that the product is sustainably produced and environmentally friendly.
•On March 21, 2022, our Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock, par value $0.01 per share. See Note 12 — Stockholders’ Equity to our Consolidated Financial Statements for further information.
Market Assessment
This market assessment represents our best current estimate of our business segments’ future performance.
We have updated our Adjusted EBITDA guidance to exceed $175 million for 2022, subject to ongoing supply chain constraints. Additionally, we remain on track to reduce our net debt level to $725 million by the end of the year. We have reduced our net leverage ratio to 5.1 times as of the end of the third quarter and as we continue to reduce this ratio towards 4.0 times, we expect to have opportunities to refinance our senior notes due June 2024 in the near future.
High Purity Cellulose
Demand for cellulose specialties and commodity products remains strong albeit somewhat tempered as global economic growth slows. As such, average sales prices are expected to be down modestly in the fourth quarter driven by a greater mix of commodity sales volumes as production and logistics constraints improve. Key raw material inflation is expected to remain elevated. Adjusted EBITDA for the segment is expected to be down slightly compared to the third quarter but higher for the full year 2022 compared to 2021.

Paperboard
Paperboard prices are expected to remain elevated in the fourth quarter driven by strong demand in both the commercial printing and packaging end-use markets. Sales volumes and raw material costs are expected to remain steady. As a result, Paperboard is anticipated to deliver another solid quarter of Adjusted EBITDA.
High-Yield Pulp
High-yield pulp markets appear to be peaking as global economic demand slows. However, due to the sales lag experienced in this segment, realized prices are still expected to increase in the fourth quarter. Sales volumes are anticipated to increase significantly as production and logistics constraints improve. As such, Adjusted EBITDA for High-Yield Pulp is anticipated to improve in the coming quarter.
A Sustainable Future
For over 95 years, we have invested in renewable product offerings and our biorefinery model provides a platform to grow existing and new products to address needs of the changing economy. We continue to focus on growing our bio-based product offering. In the first nine months of 2022, other sales in the High Purity Cellulose segment were $84 million primarily related to sales of bioelectricity and lignosulfonates. We expect to grow these sales and increase overall margins over time.
Our investment into a bioethanol facility at our Tartas, France facility is anticipated to be operational in 2024, subject to the approval of certain permits. Further updates will be provided as the schedule is finalized.

Results of Operations

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
Net Sales	$466	$374	25%	$1,217	$1,034	18%
Cost of Sales	(419)	(355)		(1,138)	(972)
Gross Margin	47	19	147%	79	62	27%
Selling, general and administrative expenses	(20)	(17)		(68)	(52)
Foreign exchange gains	3	3		4	1
Other operating expense, net	(1)	(2)		(5)	(7)
Operating Income	29	3	867%	10	4	150%
Interest expense	(16)	(17)		(49)	(49)
Interest income and other, net	3	2		6	—
Other components of pension and OPEB, excluding service costs	1	1		2	2
Gain (loss) on GreenFirst equity securities	—	(8)		5	(8)
Gain on debt extinguishment	—	2		—	2
Income (Loss) From Continuing Operations Before Income Taxes	17	(17)	200%	(26)	(49)	47%
Income tax (expense) benefit	2	4		(3)	29
Equity in loss of equity method investment	(1)	—		(2)	(1)
Income (Loss) from Continuing Operations	18	(13)	238%	(31)	(21)	(48)%
Income from discontinued operations, net of taxes	12	9		12	112
Net Income (Loss)	$30	$(5)		$(19)	$90

Gross Margin %	10%	5%		7%	6%
Operating Margin %	6%	1%		1%	—%
Effective Tax Rate %	(11)%	24%		(13)%	59%
Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
High Purity Cellulose	$369	$288	$952	$792
Paperboard	66	52	183	157
High-Yield Pulp	40	42	102	106
Eliminations	(9)	(8)	(20)	(21)
Net Sales	$466	$374	$1,217	$1,034
Net sales increased by $92 million and $183 million, respectively, during the three and nine months ended September 24, 2022 when compared to the same prior year periods, driven primarily by higher sales prices across all segments. See Operating Results by Segment below for further discussion.

Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
High Purity Cellulose	$22	$2	$21	$19
Paperboard	12	2	28	10
High-Yield Pulp	6	8	4	8
Corporate	(11)	(9)	(43)	(33)
Operating Income	$29	$3	$10	$4
Operating income for the three and nine months ended September 24, 2022 increased $26 million and $6 million, respectively, when compared to the same prior year periods due to higher sales prices across all segments, partially offset by increased costs resulting from inflation on key inputs, including chemicals, wood fiber and energy costs, lower sales volumes due to supply chain constraints and lower productivity when comparing the nine-month periods.
Non-Operating Expenses
Included in non-operating expenses for the nine months ended September 24, 2022 was a $5 million gain associated with the GreenFirst shares received in connection with the sale of lumber and newsprint assets. A loss of $8 million was recognized on the shares during the three and nine months ended September 25, 2021. The shares were sold in May 2022 for $43 million. See Note 10 — Fair Value Measurements to our Consolidated Financial Statements for further information.
Income Tax (Expense) Benefit
The effective tax rate on the third quarter 2022 income from continuing operations was a benefit of 11 percent, compared to a benefit of 24 percent on the loss from continuing operations in the same quarter of 2021. The effective tax rate on the loss from continuing operations for the nine months ended September 24, 2022 was an expense of 13 percent, compared to a benefit of 59 percent for the comparable prior year period.
The 2022 effective tax rates differ from the statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions in the U.S., nondeductible executive compensation, interest received on overpayments of tax from prior years, U.S. tax credits and tax return-to-accrual adjustments.
The effective tax rate for the nine months ended September 25, 2021 differs from the statutory rate of 21 percent primarily due to a tax benefit recognized by remeasuring our Canadian deferred tax assets at a higher Canadian blended statutory tax rate. The Canadian statutory tax rate is higher as a result of changing the allocation of income between the Canadian provinces after the sale of our lumber and newsprint assets. Other factors impacting the effective benefit rate were return-to-accrual adjustments and tax credits, partially offset by nondeductible interest expense in the U.S. and lower tax deductions on vested stock compensation. See Note 16 — Income Taxes to our Consolidated Financial Statements for further information.
Discontinued Operations
The sale of our lumber and newsprint facilities and certain related assets was completed in August 2021. The cash received at closing was preliminary and remains subject to final purchase price and other sale-related adjustments. During the first quarter of 2022, we trued-up certain sale-related items with GreenFirst for a total net cash outflow of $3 million, as expected and previously disclosed. No adjustments have been made in 2022 to the gain on sale recorded during the year ended December 31, 2021. Pursuant to the terms of the asset purchase agreement, we and GreenFirst continue efforts to finalize the closing inventory valuation adjustment.
During the third quarter of 2022, the U.S. Department of Commerce (the “USDOC”) completed the third administrative review of duties applied to Canadian softwood lumber exports to the U.S. and reduced rates applicable to us to a combined 8.6 percent. We recorded a $16 million gain, pre-tax, in connection with this development and increased the total long-term receivable related to the USDOC’s administrative reviews to $38 million. Cash is not expected to return to us until final resolution of the softwood lumber dispute.

Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net Sales	$369	$288	$952	$792
Operating Income	$22	$2	$21	$19
Average Sales Prices ($ per metric ton)	$1,402	$1,159	$1,329	$1,111
Sales Volumes (thousands of metric tons)	240	225	653	646
Net Sales — Three Months Ended

	Three Months Ended September 25, 2021	Changes Attributable to:		Three Months Ended September 24, 2022
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$186	$48	$9	$243
Commodity Products	75	13	5	93
Other sales (a)	27	—	6	33
Net Sales	$288	$61	$20	$369
——————————————
(a)    Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the three months ended September 24, 2022 increased $81 million when compared to the same prior year quarter. Cellulose specialties sales prices increased 25 percent, inclusive of the $146/MT cost surcharge effective April 2022, and sales volumes increased 5 percent due to the impact of contract negotiations. Commodity product sales prices and sales volumes rose 13 percent and 9 percent, respectively, driven by higher demand. Included within net sales for the period was $33 million of other sales, primarily from bio-based energy and lignosulfonates.
Net Sales — Nine Months Ended

	Nine Months Ended September 25, 2021	Changes Attributable to:		Nine Months Ended September 24, 2022
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$521	$101	$23	$645
Commodity Products	196	39	(12)	223
Other sales (a)	75	—	9	84
Net Sales	$792	$140	$20	$952
——————————————
(a)    Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the nine months ended September 24, 2022 increased $160 million when compared to the same prior year period. Cellulose specialties sales prices increased 19 percent, inclusive of the $146/MT cost surcharge effective April 2022, and sales volumes increased 4 percent due to the impact of contract negotiations. Commodity product sales prices rose 19 percent, driven by higher demand, while commodity product sales volumes decreased 4 percent due to lower production, supply chain constraints and lower commodities volumes in favor of higher specialties volumes. Included within net sales for the period was $84 million of other sales, primarily from bio-based energy and lignosulfonates.

Operating Income — Three Months Ended

	Three Months Ended September 25, 2021	Gross Margin Changes Attributable to:				Three Months Ended September 24, 2022
(in millions)		Sales Price	Sales Volume/ Mix/Other (a)	Cost	SG&A and other
Operating Income	$2	$61	$13	$(54)	$—	$22
Operating Margin %	0.7%	17.4%	2.5%	(14.6)%	—%	6.0%
——————————————
(a)    Sales volume computed based on contribution margin.
Operating income of our High Purity Cellulose segment increased $20 million during the three months ended September 24, 2022 to $22 million when compared to the same prior year quarter. Sales prices for the segment increased 21 percent during the current quarter, driven by a 25 percent increase, inclusive of the $146/MT cost surcharge, for cellulose specialties and a 13 percent increase for commodity prices. Total volumes increased 7 percent when compared to the prior year quarter due to 5 percent and 9 percent increases in cellulose specialties and commodity volumes, respectively. Costs increased compared to the prior year period driven by inflation on key inputs, including chemicals, wood fiber and energy costs, as well as higher supply chain expenses. Offsetting higher energy costs in the current period were $2 million of excess emission allowances sales associated with the operations in Tartas, France.
Operating Income — Nine Months Ended

	Nine Months Ended September 25, 2021	Gross Margin Changes Attributable to:				Nine Months Ended September 24, 2022
(in millions)		Sales Price	Sales Volume/ Mix/Other (a)	Cost	SG&A and other
Operating Income	$19	$140	$19	$(154)	$(3)	$21
Operating Margin %	2.4%	14.7%	1.6%	(16.2)%	(0.3)%	2.2%
——————————————
(a)    Sales volume computed based on contribution margin.
Operating income of our High Purity Cellulose segment increased $2 million during the nine months ended September 24, 2022 to $21 million when compared to the same prior year period. Sales prices for the segment increased 19 percent during the current period driven by 19 percent increases in both cellulose specialties, inclusive of the $146/MT cost surcharge, and commodity prices. Total volumes increased 1 percent, driven by a 4 percent increase in cellulose specialties sales volumes that was almost entirely offset by a 4 percent decrease in commodity product sales volumes that resulted from lower productivity, supply chain constraints and lower commodities volumes in favor of higher specialties volumes. Costs increased compared to the prior year period driven by inflation on key inputs, including chemicals, wood fiber and energy costs, as well as higher supply chain expenses, partially offset by improved productivity in the most recent quarter. Offsetting higher energy costs in the current period were $12 million of excess emission allowances sales associated with the operations in Tartas, France.
Paperboard

	Three Months Ended		Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net Sales	$66	$52	$183	$157
Operating Income	$12	$2	$28	$10
Average Sales Prices ($ per metric ton)	$1,587	$1,184	$1,450	$1,149
Sales Volumes (thousands of metric tons)	41	44	126	137
Net Sales — Three Months Ended

	Three Months Ended September 25, 2021	Changes Attributable to:		Three Months Ended September 24, 2022
(in millions)		Price	Volume/Mix
Net Sales	$52	$17	$(3)	$66
Net sales of our Paperboard segment for the three months ended September 24, 2022 increased $14 million compared to the same prior year period due to a 34 percent increase in sales prices, driven by strong demand, partially offset by a 7 percent decrease in sales volumes due to lower productivity.

Net Sales — Nine Months Ended

	Nine Months Ended September 25, 2021	Changes Attributable to:		Nine Months Ended September 24, 2022
(in millions)		Price	Volume/Mix
Net Sales	$157	$38	$(12)	$183
Net sales of our Paperboard segment for the nine months ended September 24, 2022 increased $26 million compared to the same prior year period due to a 26 percent increase in sales prices, driven by strong demand, partially offset by an 8 percent decrease in sales volumes due to lower productivity.
Operating Income — Three Months Ended

	Three Months Ended September 25, 2021	Gross Margin Changes Attributable to:				Three Months Ended September 24, 2022
(in millions)		Sales Price	Sales Volume/Mix (a)	Cost	SG&A and other
Operating Income	$2	$17	$(1)	$(6)	$—	$12
Operating Margin %	3.8%	23.7%	(0.3)%	(9.0)%	—%	18.2%
——————————————
(a)    Sales volume computed based on contribution margin.
Operating income of our Paperboard segment for the three months ended September 24, 2022 increased $10 million when compared to the same prior year period due to higher sales prices, partially offset by higher raw material pulp, chemicals and logistics costs as well as lower sales volumes.
Operating Income — Nine Months Ended

	Nine Months Ended September 25, 2021	Gross Margin Changes Attributable to:				Nine Months Ended September 24, 2022
(in millions)		Sales Price	Sales Volume/Mix (a)	Cost	SG&A and other
Operating Income	$10	$38	$(4)	$(16)	$—	$28
Operating Margin %	6.4%	18.2%	(0.6)%	(8.7)%	—%	15.3%
——————————————
(a)    Sales volume computed based on contribution margin.
Operating income of our Paperboard segment for the nine months ended September 24, 2022 increased $18 million when compared to the same prior year period due to higher sales prices, partially offset by higher raw material pulp, chemicals and logistics costs as well as lower sales volumes.
High-Yield Pulp

	Three Months Ended		Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net Sales	$40	$42	$102	$106
Operating Income	$6	$8	$4	$8
Average Sales Prices ($ per metric ton) (a)	$712	$618	$630	$549
Sales Volumes (metric tons) (a)	45	55	130	154
——————————————
(a)    External sales only. For the three months ended September 24, 2022 and September 25, 2021, the High-Yield Pulp segment sold 16,000 metric tons and 17,000 metric tons of high-yield pulp for $7 million and $8 million, respectively, to the Paperboard segment. For the nine months ended September 24, 2022 and September 25, 2021, the High-Yield Pulp segment sold 47,000 metric tons and 51,000 metric tons of high-yield pulp for $20 million and $22 million, respectively, to the Paperboard segment.

Net Sales — Three Months Ended

	Three Months Ended September 25, 2021	Changes Attributable to:		Three Months Ended September 24, 2022
(in millions)		Price	Volume/Mix
Net Sales	$42	$4	$(6)	$40
Net sales of our High-Yield Pulp segment for the three months ended September 24, 2022 decreased $2 million compared to the same prior year period due to an 18 percent decrease in sales volumes, partially offset by a 15 percent increase in sales prices.
Net Sales — Nine Months Ended

	Nine Months Ended September 25, 2021	Changes Attributable to:		Nine Months Ended September 24, 2022
(in millions)		Price	Volume/Mix
Net Sales	$106	$10	$(14)	$102
Net sales of our High-Yield Pulp segment for the nine months ended September 24, 2022 decreased $4 million compared to the same prior year period due to a 16 percent decrease in sales volumes, partially offset by a 15 percent increase in sales prices.
Operating Income — Three Months Ended

	Three Months Ended September 25, 2021	Gross Margin Changes Attributable to:				Three Months Ended September 24, 2022
(in millions)		Sales Price	Sales Volume/Mix (a)	Cost	SG&A and other
Operating Income	$8	$4	$(3)	$(3)	$—	$6
Operating Margin %	19.0%	7.1%	(3.6)%	(7.5)%	—%	15.0%
——————————————
(a)    Sales volume computed based on contribution margin.
Operating income of our High-Yield Pulp segment for the three months ended September 24, 2022 decreased $2 million when compared to the same prior year period, as higher sales prices were more than offset by lower sales volumes due to lower productivity, logistics constraints and higher input and supply chain costs.
Operating Income — Nine Months Ended

	Nine Months Ended September 25, 2021	Gross Margin Changes Attributable to:				Nine Months Ended September 24, 2022
(in millions)		Sales Price	Sales Volume/Mix (a)	Cost	SG&A and other
Operating Income	$8	$10	$(6)	$(8)	$—	$4
Operating Margin %	7.5%	8.0%	(3.8)%	(7.8)%	—%	3.9%
——————————————
(a)    Sales volume computed based on contribution margin.
Operating income of our High-Yield Pulp segment for the nine months ended September 24, 2022 decreased $4 million when compared to the same prior year period, as higher sales prices were more than offset by lower sales volumes due to lower productivity, logistics constraints and higher input and supply chain costs.
Corporate

	Three Months Ended		Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating Loss	$(11)	$(9)	$(43)	$(33)
The operating loss of our Corporate segment for the three months ended September 24, 2022 increased $2 million when compared to the same prior year quarter driven primarily by higher variable stock-based compensation costs.

The operating loss of our Corporate segment for the nine months ended September 24, 2022 increased $10 million when compared to the same prior year period driven primarily by an increase in severance and variable stock-based compensation costs, partially offset by favorable foreign exchange impacts.
Liquidity and Capital Resources
Overview
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As operating cash flows can be negatively impacted by fluctuations in market prices for our commodity products, as well as changes in demand for our products, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures.
Our Board of Directors suspended our quarterly common stock dividend in September 2019. No dividends have been declared since. The declaration and payment of future common stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors that the Board of Directors deem relevant. In addition, our debt facilities place limitations on the declaration and payment of future dividends.
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We did not repurchase any shares under this program during the three and nine months ended September 24, 2022 and September 25, 2021, and do not expect to utilize any authorization in the near future.
As of September 24, 2022, we were in compliance with all financial and other customary covenants. We believe our future cash flows from operations and availability under our ABL Credit Facility, as well as our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.
Our non-guarantor subsidiaries had assets of $799 million, liabilities of $234 million, year-to-date revenue of $187 million and a trailing twelve month covenant EBITDA for continuing operations of $34 million as of September 24, 2022.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	September 24, 2022	December 31, 2021
Cash and cash equivalents (a)	$132	$253
Availability under the ABL Credit Facility (b)	128	103
Total debt (c)	873	929
Stockholders’ equity	780	814
Total capitalization (total debt plus stockholders’ equity)	1,653	1,743
Debt to capital ratio	53%	53%
——————————————
(a)    Consists of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At September 24, 2022, we had $166 million of gross availability and net available borrowings of $128 million after taking into account standby letters of credit of $38 million. In addition to the availability under the ABL Credit Facility, we have $23 million available under an accounts receivable factoring line of credit in France.
(c)    See Note 7 — Debt and Finance Leases to our Consolidated Financial Statements for further information.
Other Sources of Cash
In May 2022, we sold our GreenFirst shares for $43 million. See Note 2 — Discontinued Operations to our Consolidated Financial Statements for further information.
In August 2022, we received a U.S. federal tax refund of $23 million. See Note 16 — Income Taxes to our Consolidated Financial Statements for further information.

Cash Requirements
We experienced increased operating expenses and capital spend during the nine months ended September 24, 2022, including for the extensive planned maintenance outages performed in the first half of the year.
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligations payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments outside the ordinary course of business during the nine months ended September 24, 2022.
Senior Notes
During the nine months ended September 24, 2022, we repurchased $35 million of our Unsecured Notes through open market transactions and retired the notes for cash of approximately $35 million.
With our next significant debt maturity in mid-2024, we continue to monitor the capital markets and are prepared to opportunistically refinance the Unsecured Notes at the appropriate time considering market conditions and all other relevant factors. We are confident that by executing on our strategy to improve our credit profile, we can obtain a refinancing at acceptable terms based on market conditions. We may also use a portion of our cash balances to opportunistically repay debt or assist in a holistic refinancing of our capital structure.
Canadian Dollar Term Loans
During the nine months ended September 24, 2022, we repaid a Canadian dollar fixed interest rate term loan in the amount of CAD $12 million (USD $9 million). In October 2022, we repaid an additional term loan in the amount of CAD $12 million (USD $9 million).
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021
Cash flows provided by (used in):
Operating activities-continuing operations	$7	$45
Operating activities-discontinued operations	—	162
Investing activities-continuing operations	(114)	(65)
Investing activities-discontinued operations	44	183
Financing activities	(51)	(138)
Cash flows provided by operating activities of continuing operations decreased $38 million during the nine months ended September 24, 2022, to $7 million, when compared to the same prior year period due to changes in working capital and other items, which were influenced by the impact of the extensive planned maintenance outages through the second quarter of 2022, partially offset by the receipt of a $23 million U.S. federal tax refund.
Cash flows used in investing activities of continuing operations increased $49 million during the nine months ended September 24, 2022 when compared to the same prior year period primarily due to increased capital spending related to the planned maintenance outages in the current year.
Cash flows provided by investing activities of discontinued operations decreased $139 million during the nine months ended September 24, 2022, to $44 million, when compared to the same prior year period. The cash inflow in 2022 was the result of the sale of GreenFirst common stock as well as the first installment on the credit note associated with the sale of our lumber and newsprint assets in August 2021. The cash inflow in 2021 consisted of the net cash received in connection with the sale of the lumber and newsprint assets.

Cash flows used in financing activities decreased $87 million during the nine months ended September 24, 2022, to $51 million, when compared to the same prior year period, primarily due to a decrease in repayment of long-term debt.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity and ability to generate cash and satisfy rating agency and creditor requirements. This information includes the non-GAAP financial measures of EBITDA, adjusted EBITDA and adjusted free cash flows. These measures are not defined by GAAP and our discussion of them is not intended to conflict with or change any of our GAAP disclosures provided in this Report.
We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, to determine management incentive compensation and for budgeting, forecasting and planning purposes. Our management considers these measures, in addition to operating income, to be important in estimating the enterprise and stockholder values of the Company and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash-generating ability. We use EBITDA and adjusted EBITDA as performance measures and adjusted free cash flows as a liquidity measure.
We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of our non-GAAP financial measures to their most directly comparable GAAP measures are provided below. Non-GAAP financial measures should not be relied upon, in whole or part, in evaluating the financial condition, results of operations or future prospects of the Company.

EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not necessarily indicative of results that may be generated in future periods.
Below are reconciliations of income (loss) from continuing operations to EBITDA from continuing operations, by segment:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
Three Months Ended September 24, 2022
Income (loss) from continuing operations	$23	$12	$6	$(23)	$18
Depreciation and amortization	30	3	—	2	35
Interest expense, net	—	—	—	17	17
Income tax benefit	—	—	—	(2)	(2)
EBITDA and Adjusted EBITDA from continuing operations	$53	$15	$6	$(6)	$68

Three Months Ended September 25, 2021
Income (loss) from continuing operations	$2	$2	$8	$(25)	$(13)
Depreciation and amortization	30	4	1	—	35
Interest expense, net	—	—	—	17	17
Income tax benefit	—	—	—	(4)	(4)
EBITDA from continuing operations	32	6	9	(12)	35
Gain on debt extinguishment	—	—	—	(2)	(2)
Adjusted EBITDA from continuing operations	$32	$6	$9	$(14)	$33

Nine Months Ended September 24, 2022
Income (loss) from continuing operations	$22	$29	$5	$(87)	$(31)
Depreciation and amortization	83	10	1	2	96
Interest expense, net	—	—	—	49	49
Income tax expense	—	—	—	3	3
EBITDA from continuing operations	105	39	6	(33)	117
Pension settlement loss	—	—	—	1	1
Severance	—	—	—	4	4
Adjusted EBITDA from continuing operations	$105	$39	$6	$(28)	$122

Nine Months Ended September 25, 2021
Income (loss) from continuing operations	$20	$11	$9	$(61)	$(21)
Depreciation and amortization	85	11	2	3	101
Interest expense, net	—	—	—	49	49
Income tax benefit	—	—	—	(29)	(29)
EBITDA from continuing operations	105	22	11	(38)	100
Pension settlement loss	—	—	—	1	1
Gain on debt extinguishment	—	—	—	(2)	(2)
Adjusted EBITDA from continuing operations	$105	$22	$11	$(39)	$99

For the three and nine months ended September 24, 2022, EBITDA from continuing operations increased $33 million and $17 million, respectively, and Adjusted EBITDA from continuing operations increased $35 million and $23 million, respectively, when compared to the same prior year periods. These increases were primarily driven by higher sales prices across all segments, partially offset by higher key input and logistics costs due to inflation, lower volumes due to supply chain constraints and lower productivity when comparing the nine-month periods. For a full discussion of changes to operating income, see Results of Operations above.
Adjusted Free Cash Flows
Adjusted free cash flows is defined as cash provided by operating activities of continuing operations adjusted for capital expenditures, net of proceeds from the sale of assets and excluding strategic capital expenditures deemed discretionary by management. Adjusted free cash flows, as defined by us, is a non-GAAP measure of cash generated during a period which is available for debt reduction, strategic capital expenditures and acquisitions and repurchase of our common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.
Below is a reconciliation of cash flows from operations of continuing operations to adjusted free cash flows - continuing operations for the respective periods:

	Nine Months Ended
(in millions)	September 24, 2022	September 25, 2021
Cash provided by operating activities-continuing operations	$7	$45
Capital expenditures (a)	(92)	(51)
Adjusted Free Cash Flows-continuing operations	$(85)	$(6)
——————————————
(a)    Strategic expenditures for the nine months ended 2022 and 2021 were approximately $22 million and $10 million, respectively.
Adjusted free cash flows of continuing operations declined due to changes in working capital and other items as well as higher capital expenditures. For a full discussion of operating cash flows, see Cash Flows above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates, foreign currency and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by the Audit Committee of our Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. See Note 9 — Derivative Instruments to our Consolidated Financial Statements for further information.
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies. We previously have used, and may do so again, foreign currency forward contracts to manage these exposures. The principal objective of such contracts is to minimize the potential volatility and financial impact of changes in foreign currency exchange rates. We do not utilize financial instruments for trading or other speculative purposes.
The prices, sales volumes and margins of the commodity products of our High Purity Cellulose segment and all the products of the High-Yield Pulp segment have historically been cyclically affected by economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates. In general, these products are commodities that are widely available from other producers. Because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our cellulose specialties product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors. While these prices are not directly correlated to commodity dissolving wood pulp and paper pulp prices, changes in commodity dissolving wood pulp and paper pulp prices may impact competitors’ actions which can lead to an impact in prices for cellulose specialties products. In addition, slightly over half of our cellulose specialties contracted volumes are under multi-year contracts that expire between 2022 and 2024.
As of September 24, 2022, we had $2 million of variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one percent change in interest rates would result in an immaterial increase/decrease in interest payments and expense over a 12-month period.

The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at September 24, 2022 was $823 million compared to the $869 million carrying value of principal amount. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
We may periodically enter into commodity forward contracts to fix some of our energy costs that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Such forward contracts partially mitigate the risk of changes to our gross margins resulting from an increase or decrease in these costs. Forward contracts that are derivative instruments are reported in the consolidated balance sheets at their fair values, unless they qualify for the normal purchase normal sale (“NPNS”) exception and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized on the balance sheet.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 24, 2022.
During the quarter ended September 24, 2022, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The Company is engaged in various legal and regulatory actions and proceedings and has been named as a defendant in various lawsuits and claims arising in the ordinary course of its business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has in certain cases retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, business interruption and general liability. While there can be no assurance, the ultimate outcome of these actions, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, the following risk factor is hereby added:
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine or other geopolitical conflict.
The military conflict between Russia and Ukraine, along with economic sanctions placed by Western countries on certain industry sectors and parties in Russia, have negatively impacted the global economy. While we have no direct operations in Russia or Ukraine, we have significant operations in Europe which have experienced shortages in key input materials and increased costs for transportation, energy, and raw materials due to this conflict. Further escalation of geopolitical tensions could result in, among other things, gas shortages in Europe and disruptions of operations for us, our customers and our suppliers, cyberattacks, lower consumer demand and changes to foreign exchange rates and financial markets, any of which would adversely affect our business. These impacts could also directly affect North America and adversely impact our operations in this region. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier Advanced Materials common stock during the quarter ended September 24, 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
June 26 to July 30	—	$—	—	$60,294,000
July 31 to August 27	—	$—	—	$60,294,000
August 28 to September 24	—	$—	—	$60,294,000
Total	—		—
——————————————
(a)    Repurchased to satisfy the tax withholding requirements related to the issuance of stock under the Rayonier Advanced Materials Incentive Stock Plan.
(b) As of September 24, 2022, approximately $60 million of share repurchase authorization remains under the authorization declared by the Board of Directors on January 29, 2018.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Amended and Restated Bylaws of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
4.1
Rights Agreement dated as of March 21, 2022, between Rayonier Advanced Materials Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 21, 2022
10.1	Seventh Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective December 31, 2022	Filed herewith
10.2	First Amendment to Rayonier Advanced Materials Inc. Excess Benefit Plan, effective December 31, 2022	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Date: November 2, 2022