Form 10-Q
period 2023-04-01
RAYONIER ADVANCED MATERIALS INC.
filed 2023-05-10
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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

The registrant had 65,118,524 shares of common stock outstanding as of May 8, 2023.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2022
ABL Credit Facility	5-year senior secured asset-based revolving credit facility due December 2025
AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
CNC	Carboxylated cellulose nanocrystals
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
GreenFirst	GreenFirst Forest Products, Inc.
IESO	Independent Electricity System Operator
LTF	LignoTech Florida LLC
MACD	Market Assessment and Compliance Division
MOS	Minutes of Settlement
MT	Metric ton
Purchase Right	Board-declared dividend of one preferred share purchase right for each outstanding share of RYAM common stock
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
Senior Secured Notes	$500 million original aggregate principal amount of 7.625 percent senior secured notes due 2026, issued December 2020
Senior Unsecured Notes	$550 million original aggregate principal amount of 5.50 percent senior unsecured notes due 2024, issued May 2014
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
TSA	Transition Services Agreement
TSR	Total shareholder return
U.S.	United States of America
USD	United States of America dollar
USDOC	United States Department of Commerce

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2023	March 26, 2022
Net sales	$466,761	$351,716
Cost of sales	(429,321)	(345,789)
Gross margin	37,440	5,927
Selling, general and administrative expenses	(19,495)	(20,107)
Other operating expense, net	(1,351)	(1,612)
Operating income (loss)	16,594	(15,792)
Interest expense	(15,496)	(16,198)
Other components of pension and OPEB, excluding service costs (Note 14)	(1,734)	1,010
Unrealized gain on GreenFirst equity securities (Note 2)	—	8,900
Other income (expense), net	306	(513)
Loss from continuing operations before income taxes	(330)	(22,593)
Income tax (expense) benefit (Note 15)	2,586	(1,398)
Equity in loss of equity method investment	(649)	(389)
Income (loss) from continuing operations	1,607	(24,380)
Loss from discontinued operations, net of taxes (Note 2)	—	(471)
Net income (loss)	$1,607	$(24,851)

Basic earnings per common share (Note 12)
Income (loss) from continuing operations	$0.02	$(0.38)
Loss from discontinued operations	—	(0.01)
Net income (loss) per common share-basic	$0.02	$(0.39)

Diluted earnings per common share (Note 12)
Income (loss) from continuing operations	$0.02	$(0.38)
Loss from discontinued operations	—	(0.01)
Net income (loss) per common share-diluted	$0.02	$(0.39)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2023	March 26, 2022
Net income (loss)	$1,607	$(24,851)
Other comprehensive income (loss), net of tax (Note 10)
Foreign currency translation adjustment	4,212	(6,282)
Unrealized gain on derivative instruments	55	80
Net gain (loss) on employee benefit plans	(127)	1,948
Total other comprehensive income (loss)	4,140	(4,254)
Comprehensive income (loss)	$5,747	$(29,105)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share amounts)

	April 1, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$169,402	$151,803
Accounts receivable, net (Note 3)	201,271	211,526
Inventory (Note 4)	237,364	265,334
Prepaid and other current assets	54,029	60,867
Total current assets	662,066	689,530

Property, plant and equipment (net of accumulated depreciation of $1,753,833 and $1,721,898, respectively)	1,144,206	1,151,268
Deferred tax assets	324,049	322,164
Intangible assets, net	22,671	24,423
Other assets	156,977	160,143
Total assets	$2,309,969	$2,347,528

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$157,553	$163,962
Accrued and other current liabilities (Note 6)	138,151	164,369
Debt due within one year (Note 7)	14,317	14,617
Current environmental liabilities (Note 8)	10,731	10,732
Total current liabilities	320,752	353,680

Long-term debt (Note 7)	831,425	838,508
Non-current environmental liabilities (Note 8)	159,444	159,949
Pension and other postretirement benefits (Note 14)	118,420	119,571
Deferred tax liabilities	19,160	17,021
Other liabilities	29,339	29,486

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 65,106,348 and 64,020,761 issued and outstanding, respectively	651	640
Additional paid-in capital	414,406	418,048
Retained earnings	476,030	474,423
Accumulated other comprehensive loss (Note 10)	(59,658)	(63,798)
Total stockholders’ equity	831,429	829,313
Total liabilities and stockholders’ equity	$2,309,969	$2,347,528

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended April 1, 2023
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net income	—	—	—	1,607	—	1,607
Other comprehensive income, net of tax	—	—	—	—	4,140	4,140
Issuance of common stock under incentive stock plans	1,700,494	17	(17)	—	—	—
Stock-based compensation	—	—	1,478	—	—	1,478
Repurchase of common stock(a)	(614,907)	(6)	(5,103)	—	—	(5,109)
Balance at April 1, 2023	65,106,348	$651	$414,406	$476,030	$(59,658)	$831,429

Three months ended March 26, 2022
Balance at December 31, 2021	63,738,409	$637	$408,834	$489,342	$(84,470)	$814,343
Net loss	—	—	—	(24,851)	—	(24,851)
Other comprehensive loss, net of tax	—	—	—	—	(4,254)	(4,254)
Issuance of common stock under incentive stock plans	172,920	2	(2)	—	—	—
Stock-based compensation	—	—	2,259	—	—	2,259
Repurchase of common stock(a)	(62,179)	(1)	(303)	—	—	(304)
Balance at March 26, 2022	63,849,150	$638	$410,788	$464,491	$(88,724)	$787,193
——————————————
(a) Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2023	March 26, 2022
Operating activities
Net income (loss)	$1,607	$(24,851)
Loss from discontinued operations	—	471
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	35,257	27,393
Stock-based compensation expense	1,478	2,259
Deferred income tax benefit	(76)	(697)
Unrealized gain on GreenFirst equity securities	—	(8,900)
Net periodic benefit cost of pension and other postretirement plans	921	1,519
Unrealized loss on foreign currency	267	1,533
Other	2,228	1,757
Changes in operating assets and liabilities:
Accounts receivable	9,242	(22,751)
Inventories	28,600	6,946
Accounts payable	(6,971)	13,505
Accrued liabilities	(26,406)	5,053
Other	9,929	(24,503)
Contributions to pension and other postretirement plans	(4,687)	(1,619)
Cash provided by (used in) operating activities-continuing operations	51,389	(22,885)
Cash (used in) operating activities-discontinued operations	—	(635)
Cash provided by (used in) operating activities	51,389	(23,520)

Investing activities
Capital expenditures, net	(21,180)	(45,167)
Investment in equity method investment	(168)	—
Cash used in investing activities	(21,348)	(45,167)

Financing activities
Borrowing of long-term debt	536	3,397
Repayment of long-term debt	(8,369)	(2,119)
Short-term financing, net	(647)	(5,388)
Repurchase of common stock	(5,109)	(304)
Cash used in financing activities	(13,589)	(4,414)

Net increase (decrease) in cash and cash equivalents	16,452	(73,101)
Net effect of foreign exchange on cash and cash equivalents	1,147	(1,457)
Balance, beginning of period	151,803	253,307
Balance, end of period	$169,402	$178,749

Supplemental cash flow information:
Interest paid	$(18,841)	$(18,858)
Income taxes paid, net	(3,029)	(52)
Capital assets purchased on account	30,041	36,657
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

1. Basis of Presentation
The unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these consolidated financial statements and notes reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s 2022 Form 10-K.
As a result of the sale of its lumber and newsprint assets in August 2021 to GreenFirst, the Company presents the results for those operations as discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 2—Discontinued Operations for further information on the sale.
Recent Accounting Developments
There have been no new or recently adopted accounting pronouncements impacting the Company’s consolidated interim financial statements.
Subsequent Events
In April 2023, the Company repurchased $10 million of Senior Secured Notes through open-market transactions and retired the notes for cash of $9 million.
2. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada to GreenFirst for $232 million, which included 28.7 million shares of GreenFirst common stock with a deemed fair value of $42 million. In the second quarter of 2022, the Company sold the GreenFirst common shares for $43 million. Prior to the sale of shares, the GreenFirst common shares were accounted for at fair value, with changes in fair value recorded in the consolidated statements of operations. The shares sale agreement contains a purchase price protection clause whereby the Company is entitled to participate in further share price appreciation under certain circumstances until December 2023.
As part of the sale of the lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the sale. In total, the Company paid $112 million in softwood lumber duties from 2017 through August 2021, and expects to receive all or the vast majority of these duties upon final resolution of the dispute. As of April 1, 2023, the Company had a $38 million long-term receivable related to USDOC administrative reviews completed to date.
3. Accounts Receivable, Net
Accounts receivable, net included the following:

	April 1, 2023	December 31, 2022
Accounts receivable, trade	$171,919	$171,144
Accounts receivable, other (a)	29,873	41,446
Allowance for credit losses	(521)	(1,064)
Accounts receivable, net	$201,271	$211,526
——————————————
(a)    Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
4. Inventory
Inventory included the following:

	April 1, 2023	December 31, 2022
Finished goods	$173,381	$198,931
Work-in-progress	6,075	5,230
Raw materials	49,472	52,967
Manufacturing and maintenance supplies	8,436	8,206
Inventory	$237,364	$265,334
5. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of April 1, 2023, the Company’s leases have remaining lease terms of less than one year to 13.6 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate.
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended
	April 1, 2023	March 26, 2022
Operating lease cost	$1,694	$1,931

Finance lease cost
Amortization of ROU assets	99	92
Interest	30	37
Total lease cost	$1,823	$2,060

	Balance Sheet Classification	April 1, 2023	December 31, 2022
Operating leases
ROU assets	Other assets	$14,203	$15,623
Lease liabilities, current	Accrued and other current liabilities	4,271	4,741
Lease liabilities, non-current	Other liabilities	10,553	11,399

Finance leases
ROU assets	Property, plant and equipment, net	1,356	1,448
Lease liabilities	Long-term debt	1,662	1,760

	Three Months Ended
	April 1, 2023	March 26, 2022
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$1,581	$2,123
Operating lease ROU assets obtained in exchange for lease liabilities	(80)	805
Finance lease cash flows were immaterial during each of the three months ended April 1, 2023 and March 26, 2022.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	April 1, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	5.9	5.8
Weighted average discount rate	9.1%	8.9%

Finance leases
Weighted average remaining lease term (in years)	3.6	3.8
Weighted average discount rate	7.0%	7.0%
6. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	April 1, 2023	December 31, 2022
Accrued customer incentives	$25,338	$28,702
Accrued payroll and benefits	17,577	13,763
Accrued interest	13,213	18,877
Accrued income taxes	6,815	9,321
Accrued property and other taxes	5,031	3,065
Deferred revenue(a)	21,525	21,645
Other current liabilities(b)	48,652	68,996
Accrued and other current liabilities	$138,151	$164,369
——————————————
(a)    Included at both April 1, 2023 and December 31, 2022 was CAD $25 million (USD $18 million) associated with funds received in 2021 for CEWS. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time there is sufficient evidence that it will not be required to repay such amounts.
(b)    Included at April 1, 2023 and December 31, 2022 was $16 million and $30 million, respectively, of energy-related payables associated with Tartas facility operations.
7. Debt and Finance Leases
Debt and finance leases included the following:

	April 1, 2023	December 31, 2022
ABL Credit Facility due 2025: $100 million available, bearing interest of 6.98% (4.73% adjusted SOFR plus 2.25% margin) at April 1, 2023	$—	$—
7.625% Senior Secured Notes due 2026	475,000	475,000
5.50% Senior Unsecured Notes due 2024	317,675	322,675
5.50% CAD-based term loan due 2028	34,301	36,585
Other loans(a)	19,576	19,598
Short-term factoring facility-France	3,182	3,773
Finance lease obligations	1,662	1,760
Total principal payments due	851,396	859,391
Less: unamortized debt premium, discount and issuance costs	(5,654)	(6,266)
Total debt	845,742	853,125
Less: debt due within one year	(14,317)	(14,617)
Long-term debt	$831,425	$838,508
——————————————
(a)    Consist of loans for energy and bioethanol projects in France.
In March 2023, the Company repurchased $5 million of Senior Unsecured Notes through open-market transactions and retired the notes for cash of $5 million. An immaterial gain on extinguishment for the repurchase was recorded to “other income (expense), net” in the consolidated statements of operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As of April 1, 2023, the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2023	$10,488
2024	328,811
2025	11,122
2026	485,490
2027	8,341
Thereafter	5,482
Total debt principal payments	$849,734
8. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the three months ended April 1, 2023:

Balance at December 31, 2022	$170,681
Increase in liabilities	960
Payments	(1,452)
Foreign currency adjustments	(14)
Balance at April 1, 2023	170,175
Less: current portion	(10,731)
Non-current environmental liabilities	$159,444
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of April 1, 2023, the Company estimates this exposure could range up to approximately $85 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
Subject to the previous paragraph, the Company believes its estimates of liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its environmental liabilities. However, no assurances are given that these estimates will be sufficient for the reasons described above and additional liabilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
9. Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	April 1, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Assets
Cash and cash equivalents
Cash	$129,837	$129,837	$—	$127,288	$127,288	$—
Money market and similar funds	39,565	39,565	—	24,515	24,515	—

Liabilities
Fixed-rate long-term debt(a)	$840,898	$—	$814,895	$847,591	$—	$838,502
——————————————
(a)    Excludes finance lease obligations.
The Company uses the following methods and assumptions in estimating the fair value of its financial instruments:
Cash and cash equivalents — Cash and cash equivalents are highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase and the carrying amount is equal to fair market value. The Company measures its investments in money market and similar funds using level 1 inputs.
Debt — The fair value of fixed rate debt is based upon quoted market prices for debt with similar terms and maturities. Variable rate debt adjusts with changes in the market rate and so carrying value approximates fair value.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
10. Accumulated Other Comprehensive Loss

	Three Months Ended
	April 1, 2023	March 26, 2022
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(43,694)	$(76,849)
Reclassifications to earnings(a)
Amortization of (gain) loss	(176)	2,488
Amortization of prior service cost	13	8
Income tax on reclassifications	36	(548)
Net comprehensive gain (loss) on employee benefit plans, net of tax	(127)	1,948
Balance, end of period	(43,821)	(74,901)

Unrealized gain (loss) on derivative instruments, net of tax
Balance, beginning of period	(567)	(847)
Reclassifications to earnings - foreign currency exchange contracts(b)	63	92
Income tax on reclassifications	(8)	(12)
Net comprehensive gain on derivative instruments, net of tax	55	80
Balance, end of period	(512)	(767)

Foreign currency translation
Balance, beginning of period	(19,537)	(6,774)
Foreign currency translation adjustment, net of tax(c)	4,212	(6,282)
Balance, end of period	(15,325)	(13,056)

Accumulated other comprehensive loss, end of period	$(59,658)	$(88,724)
——————————————
(a)    The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14—Employee Benefit Plans for further information.
(b)    Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating expense, net” or “other income (expense), net,” as appropriate.
(c)    Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency, not the translated reporting currency.
11. Stockholders’ Equity
Stockholder Rights Plan
In March 2022, the Company adopted a stockholder rights plan whereby a significant penalty is imposed upon any person or group which acquires beneficial ownership of 10% or more of the Company’s common stock without the approval of the Board of Directors. On the same date, the Board of Directors declared a dividend of one preferred share Purchase Right for each outstanding share of common stock of the Company, par value $0.01 per share, which was paid to Company stockholders of record as of March 31, 2022. On March 20, 2023, the Purchase Rights expired.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
12. Earnings Per Common Share
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Income (loss) from continuing operations	$1,607	$(24,380)
Loss from discontinued operations	—	(471)
Net income (loss) available for common stockholders	$1,607	$(24,851)

Shares used for determining basic earnings per share of common stock	64,504,200	63,771,484
Dilutive effect of:
Stock options	531	—
Performance and restricted stock	2,091,922	—
Shares used for determining diluted earnings per share of common stock	66,596,653	63,771,484
Anti-dilutive instruments excluded from the computation of diluted earnings per share (not in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Stock options	162,171	80,120
Performance and restricted stock	96,769	3,401,875
Total anti-dilutive instruments	258,940	3,481,995
13. Incentive Stock Plans
Stock-based compensation expense for the three months ended April 1, 2023 and March 26, 2022 was $1 million and $2 million, respectively.
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash units during the first quarter of 2023. The 2023 restricted stock unit awards cliff vest after three years. The 2023 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the TSR would result in zero payout for the TSR metric. The performance-based cash unit award is measured using the same objectives as the performance-based stock unit award, but is paid and accounted for separately. Performance-based cash unit awards are classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2023, the performance-based stock units granted in 2020 were settled with the issuance of 1,257,015 shares of common stock, including incremental shares of 370,366, based on performance results.
The following table summarizes the activity of the Company’s incentive stock awards:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	77,767	$39.98	1,697,587	$6.21	1,956,919	$6.79
Granted	—	—	278,376	7.88	225,424	11.20
Forfeited	—	—	(22,480)	6.39	(5,433)	4.73
Exercised or settled	—	—	(464,523)	5.75	(886,649)	5.95
Expired or cancelled	(30,885)	43.35	—	—	—	—
Outstanding at April 1, 2023	46,882	$37.76	1,488,960	$6.66	1,290,261	$8.12

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
14. Employee Benefit Plans
Defined Benefit Plans
The Company has defined benefit pension and other long-term and postretirement benefit plans covering certain union and non-union employees, primarily in the U.S. and Canada. The defined benefit pension plans are closed to new participants. The liabilities for these plans are calculated using actuarial estimates and management assumptions. These estimates are based on historical information and certain assumptions about future events.
During the three months ended April 1, 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain Canadian pension plans previously wound up. The settlement was recognized in “other components of pension and OPEB, excluding service costs” in the Company’s consolidated statements of operations.
The following table presents the components of net periodic benefit costs from these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Service cost	$1,217	$2,176	$287	$353
Interest cost	7,145	4,606	357	216
Expected return on plan assets	(7,922)	(8,328)	—	—
Amortization of prior service cost	37	39	(24)	(31)
Amortization of (gain) loss	(122)	2,473	(54)	15
Pension settlement loss	2,317	—	—	—
Net periodic benefit cost	$2,672	$966	$566	$553
Service cost is included in “cost of sales” or “selling, general and administrative expenses” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of losses are included in “other components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
15. Income Taxes
Effective Tax Rate
The effective tax rate for the three months ended April 1, 2023 is not meaningful due to near break-even pretax income for the period, which results in any discrete tax adjustments significantly impacting the rate. The largest adjustments creating a difference between the effective tax rate and the statutory rate of 21 percent were an excess tax benefit on vested stock compensation and return-to-accrual adjustments related to previously filed tax returns.
The effective tax rate on the loss from continuing operations for the three months ended March 26, 2022 was an expense of 6 percent. The 2022 effective tax rate differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by U.S. tax credits and tax return-to-accrual adjustments.
Deferred Taxes
The Company’s net DTA includes $17 million of disallowed U.S. interest deductions that the Company does not believe will be realized. This asset did not materially change in the three months ended April 1, 2023. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
16. Segments
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
The Company evaluates the performance of its segments based on operating income (loss). Intersegment sales consist primarily of High-Yield Pulp sales to Paperboard. Intersegment sales prices are at rates that approximate market for the respective operating area.
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended
	April 1, 2023	March 26, 2022
High Purity Cellulose
Cellulose Specialties	$226,665	$183,554
Commodity Products	124,040	70,755
Other sales(a)	23,489	26,636
Total High Purity Cellulose	374,194	280,945
Paperboard	58,994	54,237
High-Yield Pulp	41,860	22,141
Eliminations	(8,287)	(5,607)
Net sales	$466,761	$351,716
——————————————
(a)    Other sales include sales of bioelectricity, lignosulfonates and other by-products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended
	April 1, 2023	March 26, 2022
High Purity Cellulose	$12,934	$(7,804)
Paperboard	9,734	5,839
High-Yield Pulp	7,256	(371)
Corporate	(13,330)	(13,456)
Operating income (loss)	$16,594	$(15,792)
Identifiable assets by segment were as follows:

	April 1, 2023	December 31, 2022
High Purity Cellulose	$1,589,328	$1,654,214
Paperboard	115,642	112,757
High-Yield Pulp	44,123	50,947
Corporate	560,876	529,610
Total assets	$2,309,969	$2,347,528
17. Commitments and Contingencies
Commitments
The Company had no material changes to the purchase obligations presented in its 2022 Form 10-K that were outside the normal course of business during the three months ended April 1, 2023. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and wood chips.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5—Leases for further information.
Litigation and Contingencies
Duties on Canadian softwood lumber sold to the U.S.
The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada, and exported softwood lumber into the U.S. from Canada. In connection with these exports, the Company paid approximately $112 million in softwood lumber duties through August 28, 2021, recorded as expense in the periods incurred. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the transaction. As of April 1, 2023, the Company had a $38 million long-term receivable associated with the USDOC’s December 2020, December 2021 and August 2022 determinations of the revised rates for the 2017, 2018, 2019 and 2020 periods. Preliminary results of the USDOC’s fourth administrative review were released in January 2023, with final results expected later in 2023. Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges and to USDOC administrative review of the remaining 2021 period.
Other
In addition to the above, the Company is engaged in various legal and regulatory actions and proceedings and has been named as a defendant in various lawsuits and claims arising in the ordinary course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has, in certain cases, retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, business interruption and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of April 1, 2023, the Company had net exposure of $36 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $86 million as of April 1, 2023, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company proportion of the LTF financing agreement guarantee was $32 million at April 1, 2023.
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
It is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances likely to be involved with each provision.
As of December 31, 2022, a collective bargaining agreement covering approximately 575 unionized employees was expired. The employees have continued to work under the terms of the expired contract while negotiations continue. While there can be no assurances, the Company expects to reach agreements with the union. However, a work stoppage could have a material adverse effect on the Company’s business, financial condition and results of operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and with our 2022 Form 10-K and information contained in subsequent Forms 8-K and other reports filed with the SEC.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q regarding anticipated financial, business, legal or other outcomes, including business and market conditions, outlook and other similar statements relating to future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “could,” “expect,” “estimate,” “believe,” “intend,” “plan,” “forecast,” “anticipate,” “project,” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking.
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The risk factors contained in Item 1A—Risk Factors of our 2022 Form 10-K, among others, could cause actual results or events to differ materially from RYAM’s historical experience and those expressed in forward-looking statements made in this report.
Forward-looking statements are only as of the date of the filing of this Quarterly Report on Form 10-Q and RYAM undertakes no duty to update its forward-looking statements except as required by law. You are advised to review any further disclosures that we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-K, 10-Q, 8-K and other reports.
Business Overview
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
We operate in the following business segments: High Purity Cellulose, Paperboard and High-Yield Pulp.
Recent Business Developments
•In April 2023, we repurchased $10 million of Senior Secured Notes through open-market transactions and retired the notes for cash of $9 million.
•In March 2023, we repurchased $5 million of our Senior Unsecured Notes through open-market transactions and retired the notes for cash of $5 million.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Market Assessment
This market assessment represents our best current estimate of our business segments’ future performance.
High Purity Cellulose
Demand for cellulose specialties remains mixed. Strength in acetate and certain other cellulose specialty end markets is offsetting softness in construction and food-related end markets. Average sales prices for cellulose specialties in 2023 are expected to be high single digit percent higher than average 2022 sales prices, while sales volumes are expected to decrease due to the softness in demand. Market demand for commodity products remains resilient but at lower prices than first quarter levels. Fluff sales prices are expected to decline versus 2022 levels, in line with industry forecasts. Viscose pulp sales prices have stabilized and are expected to increase slightly in the second half of the year. Commodity sales volumes are expected to increase as production and logistics constraints improve. Additional benefits from prior strategic capital investments are expected throughout the year. Certain raw material and energy prices have come off the 2022 highs, but are expected to remain significantly elevated versus pre-COVID pandemic levels. We experienced a slower than anticipated return to production after the annual maintenance outage of our Tartas facility, which has been completed but is expected to impact the second quarter, but overall production is anticipated to be made up in the balance of the year. Additionally, in the second quarter, annual maintenance outages will be executed at our two largest facilities in Jesup and Temiscaming.
Paperboard
Paperboard prices are expected to moderate slightly over the balance of the year but remain elevated from 2022 levels, while sales volumes are expected to remain steady. Raw material prices are expected to reduce as pulp markets decline.
High-Yield Pulp
High-yield pulp markets have declined as global economic demand slows and new capacity ramps up, impacting sales price. Prices are expected to decline in 2023, in line with industry forecasts for the global paper pulp market. Sales volumes are expected to improve slightly in 2023, primarily due to improved logistics and production reliability.
A Sustainable Future
We continue to focus on growing our bio-based product offering and expects to grow our sales of bioelectricity and lignosulfonates and increase overall margins over time.
The bioethanol facility at our Tartas, France facility is under construction and is anticipated to be operational in the first half of 2024. The total estimated cost of the project is approximately $41 million, with $29 million to be spent in 2023. We plan to utilize $28 million of low-cost green loans to help fund the project, including $8 million already raised, and $4 million in grants. The project is expected to provide $9 million to $11 million of annual incremental EBITDA beginning in 2024.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Results of Operations

	Three Months Ended
(in millions, except percentages)	April 1, 2023	March 26, 2022
Net sales	$467	$352
Cost of sales	(430)	(346)
Gross margin	37	6
Selling, general and administrative expenses	(19)	(20)
Other operating expense, net	(1)	(2)
Operating income (loss)	17	(16)
Interest expense	(15)	(16)
Other components of pension and OPEB, excluding service costs	(2)	1
Unrealized gain on GreenFirst equity securities	—	9
Other expense, net	—	(1)
Loss from continuing operations before income taxes	—	(23)
Income tax (expense) benefit	3	(1)
Equity in loss of equity method investment	(1)	—
Income (loss) from continuing operations	2	(24)
Loss from discontinued operations, net of taxes	—	(1)
Net income (loss)	$2	$(25)

Gross margin %	7.9%	1.7%
Operating margin %	3.6%	(4.5)%
Effective tax rate	783.6%	(6.2)%
Net Sales

	Three Months Ended
(in millions)	April 1, 2023	March 26, 2022
High Purity Cellulose	$374	$281
Paperboard	59	54
High-Yield Pulp	42	22
Eliminations	(8)	(5)
Net sales	$467	$352
Net sales for the three months ended April 1, 2023 increased $115 million, or 33 percent, compared to the prior year quarter, driven primarily by higher sales prices across all segments and higher sales volumes in the High Purity Cellulose and High-Yield Pulp segments due to strong demand, increased productivity and improved logistics. See Operating Results by Segment below for further discussion.
Operating Income (Loss)

	Three Months Ended
(in millions)	April 1, 2023	March 26, 2022
High Purity Cellulose	$13	$(8)
Paperboard	10	6
High-Yield Pulp	7	—
Corporate	(13)	(14)
Operating income (loss)	$17	$(16)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Operating results for the three months ended April 1, 2023 improved $33 million, or 206 percent, compared to the prior year quarter due to higher sales prices across all segments and higher sales volumes in the High Purity Cellulose and High-Yield Pulp segments, partially offset by higher chemicals, purchased pulp and logistics costs and the impact of the extended maintenance outage in the prior year. See Operating Results by Segment below for further discussion.
Non-operating Expenses
Included in non-operating expenses for the three months ended April 1, 2023 was a $2 million pension settlement loss.
Included in non-operating expenses for the three months ended March 26, 2022 was a $9 million unrealized gain on GreenFirst common shares received in connection with the sale of our lumber and newsprint assets.
Income Taxes
The effective tax rate for the three months ended April 1, 2023 is not meaningful due to near break-even pretax income for the period, which results in any discrete tax adjustments significantly impacting the rate. The largest adjustments creating a difference between the effective tax rate and the statutory rate of 21 percent were an excess tax benefit on vested stock compensation and return-to-accrual adjustments related to previously filed tax returns.
The effective tax rate on the loss from continuing operations for the three months ended March 26, 2022 was an expense of 6 percent. The 2022 effective tax rate differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by US tax credits and tax return-to-accrual adjustments.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions, unless otherwise stated)	April 1, 2023	March 26, 2022
Net sales	$374	$281
Operating income (loss)	$13	$(8)
Average sales prices ($ per MT)	$1,322	$1,222
Sales volumes (thousands of MTs)	265	208
Net Sales

	Three Months Ended March 26, 2022	Changes Attributable to:		Three Months Ended April 1, 2023
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$184	$35	$8	$227
Commodity products	70	8	46	124
Other sales(a)	27	—	(4)	23
Net sales	$281	$43	$50	$374
——————————————
(a)    Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the three months ended April 1, 2023 increased $93 million compared to the prior year quarter. Included in the current and prior year quarters were $23 million and $27 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Sales prices increased 8 percent during the current quarter compared to the prior year quarter, driven by increases in cellulose specialties and commodity products prices of 18 percent and 6 percent, respectively. Total sales volumes increased 27 percent during the current quarter compared to the prior year quarter, including 65 percent and 5 percent increases in commodity products and cellulose specialties, respectively, which were primarily driven by strong demand, increased productivity and improved logistics and cellulose specialties customer contract terms.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Operating Income (Loss)

	Three Months Ended March 26, 2022	Gross Margin Changes Attributable to:				Three Months Ended April 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income (loss)	$(8)	$43	$26	$(49)	$1	$13
Operating margin %	(2.8)%	13.6%	5.5%	(13.1)%	0.3%	3.5%
——————————————
(a)    Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the three months ended April 1, 2023 increased $21 million compared to the prior year quarter, driven by the higher sales prices and sales volumes discussed above, partially offset by higher chemicals and logistics costs and the impact of the extended maintenance outage in the prior year.
Paperboard

	Three Months Ended
(in millions, unless otherwise stated)	April 1, 2023	March 26, 2022
Net sales	$59	$54
Operating income	$10	$6
Average sales prices ($ per MT)	$1,568	$1,326
Sales volumes (thousands of MTs)	38	41
Net Sales

	Three Months Ended March 26, 2022	Changes Attributable to:		Three Months Ended April 1, 2023
(in millions)		Price	Volume/Mix
Net sales	$54	$9	$(4)	$59
Net sales of our Paperboard segment for the three months ended April 1, 2023 increased $5 million compared to the prior year quarter due to an 18 percent increase in sales prices, driven primarily by demand for packaging, partially offset by a 7 percent decrease in sales volumes, driven by the timing of sales.
Operating Income

	Three Months Ended March 26, 2022	Gross Margin Changes Attributable to:				Three Months Ended April 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$6	$9	$(2)	$(3)	$—	$10
Operating margin %	11.1%	12.7%	(1.8)%	(5.1)%	—%	16.9%
——————————————
(a)    Computed based on contribution margin.
Operating income of our Paperboard segment for the three months ended April 1, 2023 increased $4 million compared to the prior year quarter, driven primarily by the higher sales prices, partially offset by the lower sales volumes and higher chemicals and purchased pulp costs.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
High-Yield Pulp

	Three Months Ended
(in millions, unless otherwise stated)	April 1, 2023	March 26, 2022
Net sales	$42	$22
Operating income	$7	$—
Average sales prices ($ per MT)(a)	$769	$555
Sales volumes (thousands of MTs)(a)	43	30
——————————————
(a)    Average sales prices and sales volumes for external sales only. For the three months ended April 1, 2023 and March 26, 2022, the High-Yield Pulp segment sold 17,000 MTs and 15,000 MTs of high-yield pulp for $8 million and $6 million, respectively, to the Paperboard segment.
Net Sales

	Three Months Ended March 26, 2022	Changes Attributable to:		Three Months Ended April 1, 2023
(in millions)		Price	Volume/Mix
Net sales	$22	$11	$9	$42
Net sales of our High-Yield Pulp segment for the three months ended April 1, 2023 increased $20 million compared to the prior year quarter, driven by 39 percent and 43 percent increases in sales prices and sales volumes, respectively, driven by stronger demand, increased productivity and easing logistics constraints.
Operating Income

	Three Months Ended March 26, 2022	Gross Margin Changes Attributable to:				Three Months Ended April 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$—	$11	$3	$(7)	$—	$7
Operating margin %	—%	33.3%	—%	(16.6)%	—%	16.7%
——————————————
(a)    Computed based on contribution margin.
Operating income of our High-Yield Pulp segment for the three months ended April 1, 2023 increased $7 million compared to the prior year quarter, driven by the higher sales prices and sales volumes, partially offset by higher chemicals and logistics costs.
Corporate

	Three Months Ended
(in millions)	April 1, 2023	March 26, 2022
Operating loss	$(13)	$(14)
The Corporate operating loss for the three months ended April 1, 2023 improved by $1 million, driven primarily by lower variable stock-based compensation costs.
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
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We did not repurchase any shares under this program during either of the three months ended April 1, 2023 and March 26, 2022, and do not expect to utilize any authorization in the future.
As of April 1, 2023, we were in compliance with all financial and other customary covenants under our credit arrangements. We believe our future cash flows from operations, availability under our ABL Credit Facility and our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.
Our non-guarantor subsidiaries had assets of $474 million, liabilities of $146 million, year-to-date revenue of $40 million and a trailing twelve month ABL Credit Facility covenant EBITDA for continuing operations of $42 million as of April 1, 2023.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	April 1, 2023	December 31, 2022
Cash and cash equivalents(a)	$169	$152
Availability under the ABL Credit Facility(b)	100	130
Total debt(c)	846	853
Stockholders’ equity	831	829
Total capitalization (total debt plus stockholders’ equity)	1,677	1,682
Debt to capital ratio	50%	51%
——————————————
(a)    Cash and cash equivalents consisted of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At April 1, 2023, we had $136 million of gross availability and net available borrowings of $100 million after taking into account standby letters of credit of $36 million. We recently purchased credit insurance, which we estimate would have resulted in pro forma ABL Credit Facility net availability as of quarter end of $136 million. In addition to the availability under the ABL Credit Facility, we have $7 million available under our accounts receivable factoring line of credit in France.
(c)    See Note 7—Debt and Finance Leases to our Financial Statements for further information.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments outside the ordinary course of business during the three months ended April 1, 2023. See Note 17—Commitments and Contingencies to our Financial Statements for further information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Senior Notes
During the three months ended April 1, 2023, we repurchased $5 million of our Senior Unsecured Notes through open-market transactions and retired the notes for cash of $5 million.
In April 2023, we repurchased $10 million of Senior Secured Notes through open-market transactions and retired the notes for cash of $9 million.
Our next significant debt maturity is in June 2024. We are actively monitoring the capital markets and are prepared to refinance the Senior Unsecured Notes at acceptable terms in the coming quarter. We have partnered with Goldman Sachs to act as the lead financial advisor to support the refinancing effort. We are considering using a portion of our cash balance to repay debt or assist in a holistic refinancing of our capital structure.
Cash Flows

	Three Months Ended
(in millions)	April 1, 2023	March 26, 2022
Cash flows provided by (used in):
Operating activities	$51	$(24)
Investing activities	(21)	(45)
Financing activities	(14)	(4)
Cash provided by operating activities during the three months ended April 1, 2023 increased $75 million compared to the prior year quarter primarily due to increased cash inflows from working capital, partially offset by payments on deferred energy liabilities associated with our Tartas facility operations.
Cash used in investing activities during the three months ended April 1, 2023 decreased $24 million compared to the prior year quarter due to lower capital spending.
Cash used in financing activities during the three months ended April 1, 2023 increased by $10 million compared to the prior year quarter, primarily due to higher repayments of long-term debt and repurchases of common stock to satisfy tax withholding requirements related to the issuance of stock under our incentive stock plans, partially offset by a decrease in net short-term borrowings.
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
We do not consider non-GAAP financial measures an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Financial Statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of our non-GAAP financial measures to their most directly comparable GAAP financial measures are provided below. Non-GAAP financial measures are not necessarily indicative of results that may be generated in future periods and should not be relied upon, in whole or part, in evaluating our financial condition, results of operations or future prospects.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for a settlement of certain pension plans and other items.
Reconciliations of income (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations, by segment, follow:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
Three Months Ended April 1, 2023
Income (loss) from continuing operations	$13	$10	$7	$(28)	$2
Depreciation and amortization	31	3	1	—	35
Interest expense, net	—	—	—	15	15
Income tax benefit	—	—	—	(3)	(3)
EBITDA-continuing operations	44	13	8	(16)	49
Pension settlement loss	—	—	—	2	2
Adjusted EBITDA-continuing operations	$44	$13	$8	$(14)	$51

Three Months Ended March 26, 2022
Income (loss) from continuing operations	$(7)	$6	$—	$(23)	$(24)
Depreciation and amortization	23	4	—	—	27
Interest expense, net	—	—	—	16	16
Income tax expense	—	—	—	1	1
EBITDA and Adjusted EBITDA-continuing operations	$16	$10	$—	$(6)	$20
EBITDA from continuing operations for the three months ended April 1, 2023 improved by $29 million compared to the prior year quarter, primarily driven by higher sales prices across all segments and higher sales volumes in the High Purity Cellulose and High-Yield Pulp segments, partially offset by higher chemicals and logistics costs. See Results of Operations above for additional discussion of the changes in our operating results.
Adjusted Free Cash Flows
Adjusted free cash flows is defined as cash provided by operating activities of continuing operations adjusted for capital expenditures, net of proceeds from the sale of assets and excluding strategic capital expenditures deemed discretionary by management. Adjusted free cash flows is a non-GAAP financial measure of cash generated during a period, which is available for debt reduction, strategic capital expenditures, acquisitions and repurchases of our common stock. Adjusted free cash flows is not necessarily indicative of the adjusted free cash flows that may be generated in future periods.
Cash flows of operating activities of continuing operations is reconciled to adjusted free cash flows as follows:

	Three Months Ended
(in millions)	April 1, 2023	March 26, 2022
Cash provided by (used in) operating activities-continuing operations	$51	$(23)
Capital expenditures, net(a)	(15)	(36)
Adjusted free cash flows-continuing operations	$36	$(59)
——————————————
(a)    Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the three months ended April 1, 2023 and March 26, 2022 were $6 million and $9 million, respectively.
Adjusted free cash flows of continuing operations increased primarily due to changes in working capital and lower capital expenditures. See Cash Flows above for additional discussion of our operating cash flows.

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
Variable Interest Rates
As of April 1, 2023 and December 31, 2022, we had $3 million and $4 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would have resulted in an immaterial change in interest expense for the respective periods.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our fixed-rate debt at April 1, 2023 and December 31, 2022 was $815 million and $839 million, respectively, compared to their respective $847 million and $854 million principal amounts. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of April 1, 2023.
Internal Control over Financial Reporting
For the quarter ended April 1, 2023, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Part II. Other Information
Item 1. Legal Proceedings
The Company is engaged in various legal and regulatory actions and proceedings and has been named as a defendant in various lawsuits and claims arising in the ordinary course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, the Company has, in certain cases, retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, business interruption and general liability. While there can be no assurance, the ultimate outcomes of these actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes or updates to the risk factors previously disclosed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended April 1, 2023:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Publicly Announced Plans or Programs(b)
January 1 to February 4	89,797	$7.79	—	$60,294,000
February 5 to March 4	525,110	$8.40	—	$60,294,000
March 5 to April 1	—	$—	—	$60,294,000
Total	614,907		—
——————————————
(a)    Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)    As of April 1, 2023, $60 million of share repurchase authorization remains under the authorization declared by our Board of Directors.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)
Date: May 10, 2023