Form 10-Q
period 2023-07-01
RAYONIER ADVANCED MATERIALS INC.
filed 2023-08-09
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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

The registrant had 65,343,418 shares of common stock outstanding as of August 7, 2023.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2022
2024 Notes	$550 million original aggregate principal amount of 5.50 percent senior unsecured notes due 2024, issued May 2014
2026 Notes	$500 million original aggregate principal amount of 7.625 percent senior secured notes due 2026, issued December 2020
2027 Term Loan	$250 million original aggregate principal amount of variable rate term loan maturing July 2027, entered into July 2023
ABL Credit Facility	5-year senior secured asset-based revolving credit facility due December 2025
AETR	Annual effective tax rate
AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
CNC	Carboxylated cellulose nanocrystals
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
GreenFirst	GreenFirst Forest Products, Inc.
IESO	Independent Electricity System Operator
LTF	LignoTech Florida LLC
MACD	Market Assessment and Compliance Division
MOS	Minutes of Settlement
MT	Metric ton
Purchase Right	Board-declared dividend of one preferred share purchase right for each outstanding share of RYAM common stock
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
TSA	Transition Services Agreement
TSR	Total shareholder return
U.S.	United States of America
USD	United States of America dollar
USDOC	United States Department of Commerce

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$385,413	$399,220	$852,174	$750,936
Cost of sales	(370,785)	(372,525)	(800,106)	(718,314)
Gross margin	14,628	26,695	52,068	32,622
Selling, general and administrative expense	(17,996)	(28,029)	(37,491)	(48,137)
Foreign exchange gain (loss)	(1,461)	1,950	(2,134)	1,454
Other operating expense, net	(1,627)	(3,513)	(2,305)	(4,629)
Operating income (loss)	(6,456)	(2,897)	10,138	(18,690)
Interest expense	(15,438)	(16,687)	(30,934)	(32,885)
Other components of pension and OPEB, excluding service costs (Note 14)	399	(109)	(1,335)	901
Gain (loss) on GreenFirst equity securities (Note 2)	—	(3,703)	—	5,197
Other income, net	3,307	3,155	3,613	2,642
Loss from continuing operations before income taxes	(18,188)	(20,241)	(18,518)	(42,835)
Income tax (expense) benefit (Note 15)	3,249	(3,656)	5,835	(5,052)
Equity in loss of equity method investment	(683)	(1,046)	(1,332)	(1,436)
Loss from continuing operations	(15,622)	(24,943)	(14,015)	(49,323)
Income (loss) from discontinued operations, net of taxes (Note 2)	(1,128)	1,676	(1,128)	1,205
Net loss	$(16,750)	$(23,267)	$(15,143)	$(48,118)

Basic and Diluted earnings per common share (Note 12)
Loss from continuing operations	$(0.24)	$(0.39)	$(0.22)	$(0.77)
Income (loss) from discontinued operations	(0.02)	0.03	(0.02)	0.02
Net loss per common share	$(0.26)	$(0.36)	$(0.24)	$(0.75)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net loss	$(16,750)	$(23,267)	$(15,143)	$(48,118)
Other comprehensive income (loss), net of tax (Note 10)
Foreign currency translation adjustment	(109)	(9,582)	4,103	(15,864)
Unrealized gain on derivative instruments	48	77	103	157
Net gain (loss) on employee benefit plans	(2,240)	1,948	(2,367)	3,896
Total other comprehensive income (loss)	(2,301)	(7,557)	1,839	(11,811)
Comprehensive loss	$(19,051)	$(30,824)	$(13,304)	$(59,929)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	July 1, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$156,860	$151,803
Accounts receivable, net (Note 3)	177,465	211,526
Inventory (Note 4)	219,313	265,334
Prepaid and other current assets	85,976	60,867
Total current assets	639,614	689,530

Property, plant and equipment (net of accumulated depreciation of $1,769,179 and $1,721,898, respectively)	1,151,720	1,151,268
Deferred tax assets	327,015	322,164
Intangible assets, net	20,918	24,423
Other assets	166,735	160,143
Total assets	$2,306,002	$2,347,528

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$179,497	$163,962
Accrued and other current liabilities (Note 6)	138,573	164,369
Debt due within one year (Note 7)	81,525	14,617
Current environmental liabilities (Note 8)	10,754	10,732
Total current liabilities	410,349	353,680

Long-term debt (Note 7)	752,804	838,508
Non-current environmental liabilities (Note 8)	159,103	159,949
Pension and other postretirement benefits (Note 14)	121,015	119,571
Deferred tax liabilities	18,663	17,021
Other liabilities	30,051	29,486

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 65,343,418 and 64,020,761 issued and outstanding, respectively	654	640
Additional paid-in capital	416,042	418,048
Retained earnings	459,280	474,423
Accumulated other comprehensive loss (Note 10)	(61,959)	(63,798)
Total stockholders’ equity	814,017	829,313
Total liabilities and stockholders’ equity	$2,306,002	$2,347,528

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended July 1, 2023
Balance at April 1, 2023	65,106,348	$651	$414,406	$476,030	$(59,658)	$831,429
Net loss	—	—	—	(16,750)	—	(16,750)
Other comprehensive loss, net of tax	—	—	—	—	(2,301)	(2,301)
Issuance of common stock under incentive stock plans	266,321	3	(3)	—	—	—
Stock-based compensation	—	—	1,893	—	—	1,893
Repurchase of common stock(a)	(29,251)	—	(254)	—	—	(254)
Balance at July 1, 2023	65,343,418	$654	$416,042	$459,280	$(61,959)	$814,017

Three months ended June 25, 2022
Balance at March 26, 2022	63,849,150	$638	$410,788	$464,491	$(88,724)	$787,193
Net loss	—	—	—	(23,267)	—	(23,267)
Other comprehensive loss, net of tax	—	—	—	—	(7,557)	(7,557)
Issuance of common stock under incentive stock plans	122,016	1	(1)	—	—	—
Stock-based compensation	—	—	4,470	—	—	4,470
Balance at June 25, 2022	63,971,166	$639	$415,257	$441,224	$(96,281)	$760,839

Six months ended July 1, 2023
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net loss		—	—	(15,143)	—	(15,143)
Other comprehensive income, net of tax		—	—	—	1,839	1,839
Issuance of common stock under incentive stock plans	1,966,815	20	(20)	—	—	—
Stock-based compensation	—	—	3,371	—	—	3,371
Repurchase of common stock(a)	(644,158)	(6)	(5,357)	—	—	(5,363)
Balance at July 1, 2023	65,343,418	$654	$416,042	$459,280	$(61,959)	$814,017

Six months ended June 25, 2022
Balance at December 31, 2021	63,738,409	$637	$408,834	$489,342	$(84,470)	$814,343
Net loss	—	—	—	(48,118)	—	(48,118)
Other comprehensive loss, net of tax	—	—	—	—	(11,811)	(11,811)
Issuance of common stock under incentive stock plans	294,936	3	(3)	—	—	—
Stock-based compensation	—	—	6,728	—	—	6,728
Repurchase of common stock(a)	(62,179)	(1)	(302)	—	—	(303)
Balance at June 25, 2022	63,971,166	$639	$415,257	$441,224	$(96,281)	$760,839
——————————————
(a) Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	July 1, 2023	June 25, 2022
Operating activities
Net loss	$(15,143)	$(48,118)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Income) loss from discontinued operations	1,128	(1,205)
Depreciation and amortization	67,689	61,144
Stock-based compensation expense	3,371	6,728
Deferred income tax expense (benefit)	(2,312)	1,536
Gain on GreenFirst equity securities	—	(5,197)
Net periodic benefit cost of pension and other postretirement plans	2,045	2,972
Unrealized (gain) loss on foreign currency	1,669	(2,729)
(Gain) loss on disposal of property, plant and equipment	(1,376)	2,756
Other	2,927	3,645
Changes in operating assets and liabilities:
Accounts receivable	36,139	(31,100)
Inventories	46,680	(13,156)
Accounts payable	3,181	12,248
Accrued liabilities	(27,981)	14,478
Other	(27,440)	(36,625)
Contributions to pension and other postretirement plans	(6,717)	(3,659)
Cash provided by (used in) operating activities	83,860	(36,282)

Investing activities
Capital expenditures, net	(54,154)	(86,589)
Investment in equity method investment	(169)	—
Cash used in investing activities-continuing operations	(54,323)	(86,589)
Cash provided by investing activities-discontinued operations	—	43,288
Cash used in investing activities	(54,323)	(43,301)

Financing activities
Borrowing of long-term debt	1,509	5,569
Repayment of long-term debt	(20,305)	(25,215)
Short-term financing, net	(1,479)	(1,720)
Repurchase of common stock	(5,363)	(304)
Cash used in financing activities	(25,638)	(21,670)

Net increase (decrease) in cash and cash equivalents	3,899	(101,253)
Net effect of foreign exchange on cash and cash equivalents	1,158	(4,306)
Balance, beginning of period	151,803	253,307
Balance, end of period	$156,860	$147,748

Supplemental cash flow information:
Interest paid	$(28,404)	$(29,430)
Income taxes paid, net	(7,090)	(6,331)
Capital assets purchased on account	41,846	29,518
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
As a result of the sale of its lumber and newsprint assets in August 2021, the Company presents the results for those operations and any associated impacts as discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 2—Discontinued Operations for further information on the sale.
Recent Accounting Developments
There have been no new or recently adopted accounting pronouncements impacting the Company’s consolidated interim financial statements.
Subsequent Events
Duties on Canadian Softwood Lumber Sold to the U.S.
On July 26, 2023, the USDOC completed its fourth administrative review of duties applied to Canadian softwood lumber exports to the U.S. during 2021 and reduced rates applicable to the Company to a combined 8.0 percent. In connection with this development, in the third quarter the Company will record a pre-tax gain of approximately $2 million in “income (loss) from discontinued operations, net of taxes” and increase the long-term receivable related to the USDOC administrative reviews to approximately $40 million.
Term Loan
On July 20, 2023, the Company secured term loan financing of $250 million in aggregate principal amount and received net proceeds of $243 million after original issue discount, which will be used, together with cash on hand, to redeem the remaining $318 million in aggregate principal balance of the 2024 Notes and pay fees and expenses related to the transaction. The Company will record a loss on debt extinguishment of approximately $1 million in the third quarter related to the redemption.
The 2027 Term Loan matures in July 2027, bears interest at a rate per annum equal to three-month Term SOFR (or, if greater, 3.00 percent) plus 8.00 percent and requires quarterly principal payments of 0.50 percent of the initial principal amount commencing in the fourth quarter of 2023. The Company may voluntarily make prepayments at any time, subject to customary breakage costs and, if within the first three anniversaries of closing, an additional make-whole premium.
The agreement governing the 2027 Term Loan contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the term loan agreement and in particular the Company’s French subsidiaries, to take certain specified actions, subject to certain exceptions, including: incurring debt or liens, making investments, entering into mergers, consolidations, and acquisitions, paying dividends and making other restricted payments. Additionally, the 2027 Term Loan contains customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, late payment, breach of covenant, bankruptcy, judgment and defaults under certain other indebtedness and changes in control.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As part of the sale of the lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the sale. In total, the Company paid $112 million in softwood lumber duties from 2017 through August 2021, and expects to receive all or the vast majority of these duties upon final resolution of the dispute between the USDOC and Canada. As of July 1, 2023, the Company had a $38 million long-term receivable related to USDOC administrative reviews completed to date.
During the three and six months ended July 1, 2023, the Company incurred $2 million related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.
Income (loss) from discontinued operations was comprised of the following:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Cost of sales	$—	$326	$—	$153
Gross margin	—	326	—	153
Selling, general and administrative and other operating income (expense)	(1,533)	1,953	(1,533)	1,495
Operating income (loss)	(1,533)	2,279	(1,533)	1,648
Other non-operating expense	—	(4)	—	(9)
Income (loss) from discontinued operations before income taxes	(1,533)	2,275	(1,533)	1,639
Income tax (expense) benefit	405	(599)	405	(434)
Income (loss) from discontinued operations, net of taxes	$(1,128)	$1,676	$(1,128)	$1,205
3. Accounts Receivable, Net
Accounts receivable, net included the following:

	July 1, 2023	December 31, 2022
Accounts receivable, trade	$145,045	$171,144
Accounts receivable, other(a)	32,927	41,446
Allowance for credit loss	(507)	(1,064)
Accounts receivable, net	$177,465	$211,526
——————————————
(a)    Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
4. Inventory
Inventory included the following:

	July 1, 2023	December 31, 2022
Finished goods	$156,469	$198,931
Work-in-progress	5,023	5,230
Raw materials	50,637	52,967
Manufacturing and maintenance supplies	7,184	8,206
Inventory	$219,313	$265,334

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
5. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of July 1, 2023, the Company’s leases have remaining lease terms of less than one year to 13.3 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate.
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Operating lease cost	$1,791	$1,917	$3,485	$3,848

Finance lease cost
Amortization of ROU assets	100	94	199	185
Interest	29	35	59	72
Total lease cost	$1,920	$2,046	$3,743	$4,105

	Balance Sheet Classification	July 1, 2023	December 31, 2022
Operating leases
ROU assets	Other assets	$16,207	$15,623
Lease liabilities, current	Accrued and other current liabilities	4,465	4,741
Lease liabilities, non-current	Other liabilities	12,573	11,399

Finance leases
ROU assets	Property, plant and equipment, net	1,263	1,448
Lease liabilities	Long-term debt	1,561	1,760

	Six Months Ended
	July 1, 2023	June 25, 2022
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$1,701	$1,879
Operating lease ROU assets obtained in exchange for lease liabilities	1,946	59
Finance lease cash flows were immaterial during each of the three and six months ended July 1, 2023 and June 25, 2022.

	July 1, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	5.8	5.8
Weighted average discount rate	8.7%	8.9%

Finance leases
Weighted average remaining lease term (in years)	3.3	3.8
Weighted average discount rate	7.0%	7.0%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
6. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	July 1, 2023	December 31, 2022
Accrued customer incentives	$26,063	$28,702
Accrued payroll and benefits	14,898	13,763
Accrued interest	17,294	18,877
Accrued income taxes	2,914	9,321
Accrued property and other taxes	6,561	3,065
Deferred revenue(a)	21,080	21,645
Other current liabilities(b)	49,763	68,996
Accrued and other current liabilities	$138,573	$164,369
——————————————
(a)    Included at both July 1, 2023 and December 31, 2022 was CAD $25 million (USD $19 million) associated with funds received in 2021 for CEWS. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time there is sufficient evidence that it will not be required to repay such amounts.
(b)    Included at July 1, 2023 and December 31, 2022 was $17 million and $30 million, respectively, of energy-related payables associated with Tartas facility operations.
7. Debt and Finance Leases
Debt and finance leases included the following:

	July 1, 2023	December 31, 2022
ABL Credit Facility due 2025: $109 million available, bearing interest of 7.42% (5.17% adjusted SOFR plus 2.25% margin) at July 1, 2023	$—	$—
7.625% Senior Secured Notes due 2026	464,640	475,000
5.50% Senior Unsecured Notes due 2024	317,675	322,675
5.50% CAD-based term loan due 2028	33,315	36,585
Other loans(a)	19,732	19,598
Short-term factoring facility-France	2,337	3,773
Finance lease obligations	1,561	1,760
Total principal payments due	839,260	859,391
Less: unamortized debt premium, discount and issuance costs	(4,931)	(6,266)
Total debt	834,329	853,125
Less: debt due within one year	(81,525)	(14,617)
Long-term debt	$752,804	$838,508
——————————————
(a)    Consist of loans for energy and bioethanol projects in France.
In April 2023, the Company repurchased $10 million of its 2026 Notes through open-market transactions and retired the notes for cash of $9 million. A gain on extinguishment of $1 million for the repurchase was recorded to “other income, net” in the consolidated statements of operations.
In March 2023, the Company repurchased $5 million of its 2024 Notes through open-market transactions and retired the notes for cash of $5 million. An immaterial gain on extinguishment for the repurchase was recorded to “other income, net” in the consolidated statements of operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As of July 1, 2023, the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2023(a)	$75,059
2024(b)	261,438
2025	11,424
2026	475,432
2027	8,645
Thereafter	5,701
Total debt principal payments	$837,699
——————————————
(a)    Includes $68 million of the $318 million in aggregate principal balance of the 2024 Notes, which will be redeemed with cash on hand in the third quarter of 2023 in accordance with the 2027 Term Loan financing agreement.
(b)    Includes the remaining $250 million principal balance of the 2024 Notes, which will be redeemed with the proceeds of the 2027 Term Loan in the third quarter of 2023. The 2027 Term Loan will mature in 2027. See Note 1—Basis of Presentation for further information on the refinancing of the 2024 Notes.
8. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the six months ended July 1, 2023:

Balance at December 31, 2022	$170,681
Increase in liabilities	1,664
Payments	(2,645)
Foreign currency adjustments	157
Balance at July 1, 2023	169,857
Less: current portion	(10,754)
Non-current environmental liabilities	$159,103
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of July 1, 2023, the Company estimates this exposure could range up to approximately $85 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
9. Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	July 1, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Assets
Cash and cash equivalents
Cash	$86,891	$86,891	$—	$127,288	$127,288	$—
Money market and similar funds	69,969	69,969	—	24,515	24,515	—

Liabilities
Fixed-rate long-term debt(a)	$830,431	$—	$769,672	$847,591	$—	$838,502
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
10. Accumulated Other Comprehensive Loss

	Six Months Ended
	July 1, 2023	June 25, 2022
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(43,694)	$(76,849)
Other comprehensive loss before reclassifications	(3,034)	—
Income tax on other comprehensive loss	804	—
Reclassifications to earnings(a)
Amortization of (gain) loss	(354)	4,976
Amortization of prior service cost	172	17
Income tax on reclassifications	45	(1,097)
Net comprehensive gain (loss) on employee benefit plans, net of tax	(2,367)	3,896
Balance, end of period	(46,061)	(72,953)

Unrealized gain (loss) on derivative instruments, net of tax
Balance, beginning of period	(567)	(847)
Reclassifications to earnings - foreign currency exchange contracts(b)	119	181
Income tax on reclassifications	(16)	(24)
Net comprehensive gain on derivative instruments, net of tax	103	157
Balance, end of period	(464)	(690)

Foreign currency translation
Balance, beginning of period	(19,537)	(6,774)
Foreign currency translation adjustment, net of tax(c)	4,103	(15,864)
Balance, end of period	(15,434)	(22,638)

Accumulated other comprehensive loss, end of period	$(61,959)	$(96,281)
——————————————
(a)    The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14—Employee Benefit Plans for further information.
(b)    Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating expense, net” or “other income, net,” as appropriate.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
12. Earnings Per Common Share
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Loss from continuing operations	$(15,622)	$(24,943)	$(14,015)	$(49,323)
Income (loss) from discontinued operations	(1,128)	1,676	(1,128)	1,205
Net loss available for common stockholders	$(16,750)	$(23,267)	$(15,143)	$(48,118)

Shares used for determining basic earnings per share of common stock	65,226,344	63,898,761	64,865,272	63,837,292
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	—	—	—	—
Shares used for determining diluted earnings per share of common stock	65,226,344	63,898,761	64,865,272	63,837,292
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock options	46,882	78,660	46,882	78,660
Performance and restricted stock	3,302,332	3,372,498	3,302,332	3,372,498
Total anti-dilutive instruments	3,349,214	3,451,158	3,349,214	3,451,158
13. Incentive Stock Plans
Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock-based compensation expense	$1,893	$4,470	$3,371	$6,728
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first and second quarters of 2023. The 2023 restricted stock unit awards cliff vest after three years. The 2023 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 and 200 percent of the target award. Performance below the threshold for the TSR would result in zero payout for the TSR metric. The performance-based cash award is measured using the same objectives as the performance-based stock unit award but is paid and accounted for separately. Performance-based cash awards are classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2023, the performance-based stock units granted in 2020 were settled with the issuance of 1,257,015 shares of common stock, including incremental shares of 370,366, based on performance results.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2023 activity of the Company’s incentive stock awards:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	77,767	$39.98	1,697,587	$6.21	1,956,919	$6.79
Granted	—	—	972,307	5.32	305,764	9.09
Forfeited	—	—	(28,363)	5.95	(5,433)	4.73
Exercised or settled	—	—	(709,800)	5.49	(886,649)	5.95
Expired or cancelled	(30,885)	43.35	—	—	—	—
Outstanding at July 1, 2023	46,882	$37.76	1,931,731	$6.03	1,370,601	$7.83
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
During the three and six months ended June 25, 2022, the Company recorded a $1 million loss related to the final asset surplus distribution to the plan participants of certain wound-up Canadian pension plans. During the six months ended July 1, 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain other wound-up Canadian pension plans. The settlements were recognized in “other components of pension and OPEB, excluding service costs” in the Company’s consolidated statements of operations.
The following table presents the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$1,224	$2,171	$299	$352
Interest cost	7,237	4,597	348	215
Expected return on plan assets	(7,965)	(8,379)	—	—
Amortization of prior service cost	184	39	(25)	(30)
Amortization of (gain) loss	(124)	2,473	(54)	15
Pension settlement loss	—	1,179	—	—
Net periodic benefit cost	$556	$2,080	$568	$552

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$2,441	$4,347	$586	$705
Interest cost	14,382	9,203	705	431
Expected return on plan assets	(15,887)	(16,707)	—	—
Amortization of prior service cost	221	78	(49)	(61)
Amortization of (gain) loss	(246)	4,946	(108)	30
Pension settlement loss	2,317	1,179	—	—
Net periodic benefit cost	$3,228	$3,046	$1,134	$1,105

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost and amortization of (gain) loss are included in “other components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
15. Income Taxes
Effective Tax Rate
The Company utilized the discrete effective rate method for the six months ended July 1, 2023, as allowed by ASC 740-270-30-18 Income Tax—Interim Reporting. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis, rather than forecasting the full year AETR and applying it against current period book earnings. The Company believes the use of the discrete method represents the best estimate of its AETR in the current period.
The effective tax rate on the loss from continuing operations for the three and six months ended July 1, 2023 was a benefit of 18 percent and 32 percent, respectively. The 2023 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns and an excess tax benefit on vested stock compensation.
The effective tax rate on the loss from continuing operations for the three and six months ended June 25, 2022 was an expense of 18 percent and 12 percent, respectively. The 2022 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by U.S. tax credits and tax return-to-accrual adjustments.
Deferred Taxes
As of July 1, 2023 and December 31, 2022, the Company’s net DTA included $18 million and $17 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
High Purity Cellulose
Cellulose Specialties	$179,265	$218,440	$405,930	$401,994
Commodity Products	98,674	59,758	222,714	130,513
Other sales(a)	21,430	24,343	44,919	50,979
Total High Purity Cellulose	299,369	302,541	673,563	583,486
Paperboard	48,094	63,236	107,088	117,473
High-Yield Pulp	44,144	40,287	86,004	62,428
Eliminations	(6,194)	(6,844)	(14,481)	(12,451)
Net sales	$385,413	$399,220	$852,174	$750,936
——————————————
(a)    Other sales include sales of bioelectricity, lignosulfonates and other by-products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
High Purity Cellulose	$(422)	$6,489	$12,512	$(1,315)
Paperboard	5,858	10,447	15,592	16,286
High-Yield Pulp	836	(1,365)	8,092	(1,736)
Corporate	(12,728)	(18,468)	(26,058)	(31,925)
Operating income (loss)	$(6,456)	$(2,897)	$10,138	$(18,690)
Identifiable assets by segment were as follows:

	July 1, 2023	December 31, 2022
High Purity Cellulose	$1,570,974	$1,654,214
Paperboard	111,554	112,757
High-Yield Pulp	42,103	50,947
Corporate	581,371	529,610
Total assets	$2,306,002	$2,347,528
17. Commitments and Contingencies
Commitments
The Company had no material changes to the purchase obligations presented in its 2022 Form 10-K that were outside the normal course of business during the six months ended July 1, 2023. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and wood chips.
The Company leases certain buildings, machinery and equipment under various operating leases. See Note 5—Leases for further information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Litigation and Contingencies
Duties on Canadian Softwood Lumber Sold to the U.S.
The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada, and exported softwood lumber into the U.S. from Canada. In connection with these exports, the Company paid approximately $112 million for softwood lumber duties between 2017 and August 28, 2021, including $1 million of ancillary fees, which were recorded as expense in the periods incurred. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the transaction. As of July 1, 2023, the Company had a $38 million long-term receivable associated with the USDOC’s determinations of the revised rates for the 2017, 2018, 2019 and 2020 periods. This amount does not include interest, which will be due on any amounts refunded. The Company estimates interest earned on the total amount of softwood lumber duties paid to be approximately $6 million.
On July 26, 2023, the USDOC completed its fourth administrative review of duties applied to Canadian softwood lumber exports to the U.S. during 2021 and reduced rates applicable to the Company to a combined 8.0 percent. In connection with this development, in the third quarter the Company will record a pre-tax gain of approximately $2 million in “income (loss) from discontinued operations, net of taxes” and increase the long-term receivable related to the USDOC administrative reviews to approximately $40 million.
Cash is not expected to return to the Company until final resolution of the softwood lumber dispute, which remains subject to legal challenges.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of July 1, 2023, the Company had net exposure of $34 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $86 million as of July 1, 2023, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $31 million at July 1, 2023.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As of December 31, 2022, a collective bargaining agreement covering approximately 575 unionized employees was expired. The employees continued to work under the terms of the expired contract until negotiations concluded in the second quarter of 2023 and final agreement with the union was reached. All other of the Company’s collective bargaining agreements covering its unionized employees were current as of the date of this filing.

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
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The risk factors contained in Item 1A—Risk Factors of our 2022 Form 10-K, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this report.
Forward-looking statements are only as of the date of the filing of this Quarterly Report on Form 10-Q and we undertake no duty to update its forward-looking statements except as required by law. You are advised to review any further disclosures that we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-K, 10-Q, 8-K and other reports.
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
Recent Business Developments
•In July 2023, we secured term loan financing of $250 million in aggregate principal amount, the proceeds of which will be used, together with cash on hand, to redeem the remaining $318 million in aggregate principal balance of the 2024 Notes.
•In April 2023, we repurchased $10 million of our 2026 Notes through open-market transactions and retired the notes for cash of $9 million.
•In March 2023, we repurchased $5 million of our 2024 Notes through open-market transactions and retired the notes for cash of $5 million.

Market Assessment
This market assessment represents our best current estimate of our business segments’ future performance.
High Purity Cellulose
Average sales prices for cellulose specialties in 2023 are expected to be in the high single-digit percent higher than average 2022 sales prices, while sales volumes are expected to decrease from prior year due to softness in sales orders driven principally by significant customer destocking. Market demand for commodity products remains resilient but at lower prices than the first half of the year, in line with industry forecasts. Commodity sales volumes are expected to continue to increase through the end of 2023. The prices for certain inputs have come off the 2022 highs but are expected to remain significantly elevated versus pre-COVID pandemic levels.
Paperboard
Paperboard prices are expected to moderate over the balance of the year but remain elevated from 2022 levels, while sales volumes are expected to improve in the second half of the year. Raw material prices are expected to moderate further as pulp markets decline.
High-Yield Pulp
High-yield pulp prices have declined due to soft demand and new paper pulp capacity ramping up. Prices are expected to decline overall in 2023 despite an expected uptick in the fourth quarter, in line with industry forecasts for the global paper pulp market. Sales volumes are expected to decline in the coming quarter as we take downtime in the third quarter due to market conditions.
A Sustainable Future
We continue to focus on growing our bio-based product offering and expect to grow our biomaterials sales and increase overall margins over time. The bioethanol facility at our Tartas, France plant is under construction and is anticipated to be operational in early 2024. The total estimated cost of the project is approximately $41 million, with $26 million to be spent in 2023. We plan to utilize $28 million of low-cost green loans to help fund the project, including $8 million already raised, and $4 million in grants. The project is expected to provide $8 million to $10 million of annual incremental EBITDA, based on current exchange rates, beginning in 2025.

Results of Operations

	Three Months Ended		Six Months Ended
(in millions, except percentages)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$385	$399	$852	$751
Cost of sales	(370)	(372)	(800)	(718)
Gross margin	15	27	52	33
Selling, general and administrative expense	(18)	(28)	(37)	(48)
Foreign exchange gain (loss)	(2)	2	(2)	1
Other operating expense, net	(2)	(4)	(3)	(5)
Operating income (loss)	(7)	(3)	10	(19)
Interest expense	(16)	(16)	(31)	(33)
Other components of pension and OPEB, excluding service costs	1	—	(1)	1
Gain (loss) on GreenFirst equity securities	—	(4)	—	5
Other income, net	3	3	3	3
Loss from continuing operations before income taxes	(19)	(20)	(19)	(43)
Income tax (expense) benefit	3	(4)	6	(5)
Equity in loss of equity method investment	—	(1)	(1)	(1)
Loss from continuing operations	(16)	(25)	(14)	(49)
Income (loss) from discontinued operations, net of taxes	(1)	2	(1)	1
Net loss	$(17)	$(23)	$(15)	$(48)

Gross margin %	3.9%	6.8%	6.1%	4.4%
Operating margin %	(1.8)%	(0.8)%	1.2%	(2.5)%
Effective tax rate	17.9%	(18.1)%	31.5%	(11.8)%
Net Sales

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
High Purity Cellulose	$300	$302	$674	$583
Paperboard	48	63	107	117
High-Yield Pulp	44	40	86	62
Eliminations	(7)	(6)	(15)	(11)
Net sales	$385	$399	$852	$751
Net sales for the quarter ended July 1, 2023 decreased $14 million, or 4 percent, compared to the same prior year quarter, driven by lower commodity products sales prices in our High Purity Cellulose segment and lower sales volumes in cellulose specialties and our Paperboard segment, partially offset by higher sales prices in cellulose specialties, Paperboard and High-Yield Pulp and higher sales volumes in commodity products and High-Yield Pulp.
Net sales for the six months ended July 1, 2023 increased $101 million or 13 percent, compared to the same prior year period, driven primarily by higher sales prices across all segments and higher sales volumes in commodity products and our High-Yield Pulp segment, partially offset by lower sales volumes in cellulose specialties and our Paperboard segment. See Operating Results by Segment below for further discussion.

Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
High Purity Cellulose	$—	$7	$13	$(1)
Paperboard	6	10	16	16
High-Yield Pulp	1	(2)	8	(2)
Corporate	(14)	(18)	(27)	(32)
Operating income (loss)	$(7)	$(3)	$10	$(19)
Operating loss for the quarter ended July 1, 2023 increased $4 million, or 133 percent, compared to the same prior year quarter, driven by the decrease in net sales and increased labor, maintenance, input and logistics costs, partially offset by a decrease in Corporate expense items. Operating results for the six months ended July 1, 2023 improved $29 million, or 153 percent, compared to the same prior year period, driven by the increase in net sales and a decrease in Corporate expense items, partially offset by increased labor, maintenance, input and logistics costs. Included in operating results in the current three- and six-month periods was the recognition of a $3 million benefit from payroll tax credit carryforwards. See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Included in “other income, net” in the three and six months ended July 1, 2023 was a $2 million gain on a passive land sale and a $1 million net gain on debt extinguishment, partially offset by unfavorable foreign exchange rates. Also included in the six-month period was a pension settlement loss of $2 million.
Included in non-operating in the three and six months ended June 25, 2022 was a $4 million loss and a $5 million gain, respectively, associated with the GreenFirst common shares received in connection with the sale of our lumber and newsprint assets.
Income Taxes
The effective tax rate on the loss from continuing operations for the three and six months ended July 1, 2023 was a benefit of 18 percent and 32 percent, respectively. The 2023 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns and an excess tax benefit on vested stock compensation.
The effective tax rate on the loss from continuing operations for the three and six months ended June 25, 2022 was an expense of 18 percent and 12 percent, respectively. The 2022 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by U.S. tax credits and tax return-to-accrual adjustments.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions, except where otherwise stated)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$300	$302	$674	$583
Operating income (loss)	$—	$7	$13	$(1)
Average sales prices ($ per MT)	$1,301	$1,355	$1,313	$1,288
Sales volumes (thousands of MTs)	214	206	479	414

Net Sales - Three Months Ended

	Three Months Ended June 25, 2022	Changes Attributable to:		Three Months Ended July 1, 2023
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$218	$20	$(59)	$179
Commodity products	60	(4)	43	99
Other sales(a)	24	—	(2)	22
Net sales	$302	$16	$(18)	$300
——————————————
(a)    Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the quarter ended July 1, 2023 decreased $2 million compared to the same prior year quarter. Included in the current and prior year quarters were $22 million and $24 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Sales prices decreased 4 percent during the current quarter, driven by a 4 percent decrease in commodity products prices, partially offset by a 13 percent increase in cellulose specialties prices. Total sales volumes increased 4 percent during the current quarter, driven by a 72 percent increase in commodity products volumes, partially offset by a 27 percent decrease in cellulose specialties volumes. Sales volumes for cellulose specialties were negatively impacted by market-driven demand declines primarily due to significant customer destocking, particularly those customers associated with construction markets.
Net Sales - Six Months Ended

	Six Months Ended June 25, 2022	Changes Attributable to:		Six Months Ended July 1, 2023
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$402	$52	$(48)	$406
Commodity products	130	4	89	223
Other sales(a)	51	—	(6)	45
Net sales	$583	$56	$35	$674
——————————————
(a)    Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the six months ended July 1, 2023 increased $91 million compared to the same prior year period. Included in the current and prior year periods were $45 million and $51 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Sales prices increased 2 percent during the current period, driven by increases in cellulose specialties and commodity products prices of 15 percent and 1 percent, respectively. Total sales volumes increased 16 percent during the current period, driven by a 69 percent increase in commodity products volumes, partially offset by a 12 percent decrease in cellulose specialties volumes. Sales volumes for cellulose specialties were negatively impacted by market-driven demand declines primarily due to significant customer destocking, particularly in construction markets.
Operating Income - Three Months Ended

	Three Months Ended June 25, 2022	Gross Margin Changes Attributable to:				Three Months Ended July 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$7	$16	$(10)	$(16)	$3	$—
Operating margin %	2.3%	4.9%	(2.9)%	(5.3)%	1.0%	—%
——————————————
(a)    Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the quarter ended July 1, 2023 decreased $7 million compared to the same prior year quarter, driven by the lower cellulose specialties sales volumes and commodity products sales prices and increased labor and maintenance costs due to inflation, partially offset by higher cellulose specialties sales prices and commodity products sales volumes and decreased costs of certain inputs. Included in operating income in the current quarter was the recognition of a $3 million benefit from payroll tax credit carryforwards.

Operating Income (Loss) - Six Months Ended

	Six Months Ended June 25, 2022	Gross Margin Changes Attributable to:				Six Months Ended July 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income (loss)	$(1)	$56	$16	$(62)	$4	$13
Operating margin %	(0.2)%	8.8%	1.9%	(9.2)%	0.6%	1.9%
——————————————
(a)    Computed based on contribution margin.
The operating results of our High Purity Cellulose segment for the six months ended July 1, 2023 improved $14 million compared to the same prior year period, driven by the higher cellulose specialties and commodity products sales prices and commodity products sales volumes and decreased costs of certain inputs, partially offset by the decrease in cellulose specialties sales volumes and higher labor and maintenance costs due to inflation. Included in operating income in the current period was the recognition of a $3 million benefit from payroll tax credit carryforwards.
Paperboard

	Three Months Ended		Six Months Ended
(in millions, except where otherwise stated)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$48	$63	$107	$117
Operating income	$6	$10	$16	$16
Average sales prices ($ per MT)	$1,498	$1,439	$1,536	$1,384
Sales volumes (thousands of MTs)	32	44	70	85
Net Sales - Three Months Ended

	Three Months Ended June 25, 2022	Changes Attributable to:		Three Months Ended July 1, 2023
(in millions)		Price	Volume/Mix
Net sales	$63	$2	$(17)	$48
Net sales of our Paperboard segment for the quarter ended July 1, 2023 decreased $15 million compared to the same prior year quarter due to a 27 percent decrease in sales volumes, driven by lower productivity and customer destocking, partially offset by a 4 percent increase in sales prices, driven by continued demand for sustainable packaging.
Net Sales - Six Months Ended

	Six Months Ended June 25, 2022	Changes Attributable to:		Six Months Ended July 1, 2023
(in millions)		Price	Volume/Mix
Net sales	$117	$11	$(21)	$107
Net sales of our Paperboard segment for the six months ended July 1, 2023 decreased $10 million compared to the same prior year period due to an 18 percent decrease in sales volumes, driven by lower productivity and customer destocking, partially offset by an 11 percent increase in sales prices, driven by continued demand for sustainable packaging.
Operating Income - Three Months Ended

	Three Months Ended June 25, 2022	Gross Margin Changes Attributable to:				Three Months Ended July 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$10	$2	$(6)	$—	$—	$6
Operating margin %	15.9%	2.6%	(6.0)%	—%	—%	12.5%
——————————————
(a)    Computed based on contribution margin.

Operating income of our Paperboard segment for the quarter ended July 1, 2023 decreased $4 million compared to the same prior year quarter, driven by the lower sales volumes, partially offset by the higher sales prices.
Operating Income - Six Months Ended

	Six Months Ended June 25, 2022	Gross Margin Changes Attributable to:				Six Months Ended July 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$16	$11	$(8)	$(3)	$—	$16
Operating margin %	13.7%	7.4%	(3.3)%	(2.8)%	—%	15.0%
——————————————
(a)    Computed based on contribution margin.
Operating income of our Paperboard segment for the six months ended July 1, 2023 was flat compared to the same prior year period, as the higher sales prices were offset by the lower sales volumes and higher purchased pulp, chemicals and energy costs.
High-Yield Pulp

	Three Months Ended		Six Months Ended
(in millions, except where otherwise stated)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$44	$40	$86	$62
Operating income (loss)	$1	$(2)	$8	$(2)
Average sales prices ($ per MT)(a)	$633	$603	$691	$586
Sales volumes (thousands of MTs)(a)	60	55	103	85
——————————————
(a)    External sales only. For the three months ended July 1, 2023 and June 25, 2022, the High-Yield Pulp segment sold 14,000 MTs and 17,000 MTs of high-yield pulp to the Paperboard segment for $6 million and $7 million, respectively. For the six months ended July 1, 2023 and June 25, 2022, the High-Yield Pulp segment sold 32,000 MTs and 31,000 MTs of high-yield pulp to the Paperboard segment for $15 million and $13 million, respectively.
Net Sales - Three Months Ended

	Three Months Ended June 25, 2022	Changes Attributable to:		Three Months Ended July 1, 2023
(in millions)		Price	Volume/Mix
Net sales	$40	$2	$2	$44
Net sales of our High-Yield Pulp segment for the quarter ended July 1, 2023 increased $4 million compared to the same prior year quarter, driven by 5 percent and 9 percent increases in sales prices and sales volumes, respectively, driven by stronger demand, increased productivity and easing logistics constraints.
Net Sales - Six Months Ended

	Six Months Ended June 25, 2022	Changes Attributable to:		Six Months Ended July 1, 2023
(in millions)		Price	Volume/Mix
Net sales	$62	$13	$11	$86
Net sales of our High-Yield Pulp segment for the six months ended July 1, 2023 increased $24 million compared to the same prior year period, driven by 18 percent and 21 percent increases in sales prices and sales volumes, respectively, driven by stronger demand, increased productivity and easing logistics constraints.

Operating Income (Loss) - Three Months Ended

	Three Months Ended June 25, 2022	Gross Margin Changes Attributable to:				Three Months Ended July 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$(2)	$2	$1	$—	$—	$1
Operating margin %	(5.0)%	5.0%	2.3%	—%	—%	2.3%
——————————————
(a)    Computed based on contribution margin.
The operating results of our High-Yield Pulp segment for the quarter ended July 1, 2023 improved $3 million compared to the same prior year quarter, driven by the higher sales prices and sales volumes.
Operating Income (Loss) - Six Months Ended

	Six Months Ended June 25, 2022	Gross Margin Changes Attributable to:				Six Months Ended July 1, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$(2)	$13	$4	$(7)	$—	$8
Operating margin %	(3.2)%	17.9%	2.8%	(8.2)%	—%	9.3%
——————————————
(a)    Computed based on contribution margin.
The operating results of our High-Yield Pulp segment for the six months ended July 1, 2023 improved $10 million compared to the same prior year period, driven by the higher sales prices and sales volumes, partially offset by increased wood and logistics costs and higher labor and maintenance costs due to inflation.
Corporate

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Operating loss	$(14)	$(18)	$(27)	$(32)
The Corporate operating loss for the three and six months ended July 1, 2023 decreased $4 million and $5 million, respectively, compared to the same prior year periods, driven by lower variable stock-based compensation costs and lower severance, partially offset by unfavorable foreign exchange rates in the current year periods.
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
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We did not repurchase any shares under this program during the three and six months ended July 1, 2023 and June 25, 2022, and do not expect to utilize any authorization in the future.

As of July 1, 2023, we were in compliance with all financial and other customary covenants under our credit arrangements. We believe our future cash flows from operations, availability under our ABL Credit Facility and our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.
Our non-guarantor subsidiaries had assets of $466 million, liabilities of $139 million, year-to-date revenue of $79 million and a trailing twelve month ABL Credit Facility covenant EBITDA for continuing operations of $34 million as of July 1, 2023.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	July 1, 2023	December 31, 2022
Cash and cash equivalents(a)	$157	$152
Availability under the ABL Credit Facility(b)	109	130
Total debt(c)	834	853
Stockholders’ equity	814	829
Total capitalization (total debt plus stockholders’ equity)	1,648	1,682
Debt to capital ratio	51%	51%
——————————————
(a)    Cash and cash equivalents consist of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)    Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At July 1, 2023, we had $143 million of gross availability and net available borrowings of $109 million after taking into account standby letters of credit of $34 million. In addition to the availability under the ABL Credit Facility, we have $6 million available under our accounts receivable factoring line of credit in France.
(c)    See Note 7—Debt and Finance Leases to our Financial Statements for further information.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments outside the ordinary course of business during the six months ended July 1, 2023. See Note 17—Commitments and Contingencies to our Financial Statements for further information.
Senior Notes and Term Loan
In March 2023, we repurchased $5 million of our 2024 Notes through open-market transactions and retired the notes for cash of $5 million.
In April 2023, we repurchased $10 million of our 2026 Notes through open-market transactions and retired the notes for cash of $9 million.
In July 2023, we secured term loan financing of $250 million in aggregate principal amount and received net proceeds of $243 million after original issue discount, which will be used, together with cash on hand, to redeem the remaining $318 million in aggregate principal balance of the 2024 Notes and pay fees and expenses related to the transaction. The 2027 Term Loan matures in July 2027, bears interest at an annual rate equal to three-month Term SOFR (or, if greater, 3.00 percent) plus 8.00 percent and requires quarterly principal payments of 0.50 percent of the initial principal amount.

Cash Flows

	Six Months Ended
(in millions)	July 1, 2023	June 25, 2022
Cash flows provided by (used in):
Operating activities	$84	$(36)
Investing activities-continuing operations	(54)	(87)
Investing activities-discontinued operations	—	43
Financing activities	(26)	(22)
Cash provided by operating activities increased $120 million primarily due to increased cash inflows from working capital, partially offset by payments on deferred energy liabilities associated with our Tartas facility operations.
Cash used in investing activities of continuing operations decreased $33 million due to lower capital spending.
Cash provided by investing activities of discontinued operations of $43 million in 2022 related to the proceeds from the sale of GreenFirst equity securities.
Cash used in financing activities increased $4 million primarily due to higher repurchases of common stock to satisfy tax withholding requirements related to the issuance of stock under our incentive stock plans and decreased borrowings of long-term debt, partially offset by lower repayments of long-term debt.
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

EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the settlement of certain pension plans and other items.
Reconciliations of income (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations, by segment, follow:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate & Other	Total
Three Months Ended July 1, 2023
Income (loss) from continuing operations	$—	$6	$1	$(23)	$(16)
Depreciation and amortization	28	4	—	1	33
Interest expense, net	—	—	—	14	14
Income tax benefit	—	—	—	(3)	(3)
EBITDA-continuing operations	28	10	1	(11)	28
Gain on debt extinguishment	—	—	—	(1)	(1)
Adjusted EBITDA-continuing operations	$28	$10	$1	$(12)	$27

Three Months Ended June 25, 2022
Income (loss) from continuing operations	$6	$11	$(1)	$(41)	$(25)
Depreciation and amortization	30	3	1	—	34
Interest expense, net	—	—	—	16	16
Income tax expense	—	—	—	4	4
EBITDA-continuing operations	36	14	—	(21)	29
Pension settlement loss	—	—	—	1	1
Severance	—	—	—	4	4
Adjusted EBITDA-continuing operations	$36	$14	$—	$(16)	$34

Six Months Ended July 1, 2023
Income (loss) from continuing operations	$13	$16	$8	$(51)	$(14)
Depreciation and amortization	59	7	1	1	68
Interest expense, net	—	—	—	29	29
Income tax benefit	—	—	—	(6)	(6)
EBITDA-continuing operations	72	23	9	(27)	77
Pension settlement loss	—	—	—	2	2
Gain on debt extinguishment	—	—	—	(1)	(1)
Adjusted EBITDA-continuing operations	$72	$23	$9	$(26)	$78

Six Months Ended June 25, 2022
Income (loss) from continuing operations	$(1)	$17	$(1)	$(64)	$(49)
Depreciation and amortization	53	7	1	—	61
Interest expense, net	—	—	—	32	32
Income tax expense	—	—	—	5	5
EBITDA-continuing operations	52	24	—	(27)	49
Pension settlement loss	—	—	—	1	1
Severance	—	—	—	4	4
Adjusted EBITDA-continuing operations	$52	$24	$—	$(22)	$54

EBITDA from continuing operations for the quarter ended July 1, 2023 decreased $1 million compared to the same prior year quarter, driven by the decrease in net sales and increased labor, maintenance, input and logistics costs, offset by a decrease in Corporate expense items and the recognition of a $3 million benefit from payroll tax credit carryforwards. EBITDA from continuing operations for the six months ended July 1, 2023 increased $28 million compared to the same prior year period, driven by the increase in net sales, a decrease in Corporate expense items and the income recognized on the payroll tax credit carryforwards, partially offset by increased labor, maintenance, input and logistics costs. See Results of Operations above for additional discussion of the changes in our operating results.
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
Cash flows of operating activities of continuing operations is reconciled to adjusted free cash flows as follows:

	Six Months Ended
(in millions)	July 1, 2023	June 25, 2022
Cash provided by (used in) operating activities-continuing operations	$84	$(36)
Capital expenditures, net(a)	(32)	(71)
Adjusted free cash flows-continuing operations	$52	$(107)
——————————————
(a)    Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the six months ended July 1, 2023 and June 25, 2022 were $22 million and $16 million, respectively.
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

Certain key input costs, such as wood fiber, chemicals and energy, may experience significant price fluctuations, also impacted by market shifts, fluctuations in capacity and other demand and supply dynamics. We may periodically enter into commodity forward contracts to fix some of our energy costs that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Such forward contracts partially mitigate the risk of changes to our gross margins resulting from an increase or decrease in these costs. Forward contracts that are derivative instruments are reported in our consolidated balance sheets at their fair values, unless they qualify for the normal purchase normal sale exception and such exception has been elected, in which case, the fair values of such contracts are not recognized in the balance sheet.
Variable Interest Rates
As of July 1, 2023 and December 31, 2022, we had $2 million and $4 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would have resulted in an immaterial change in interest expense for the respective periods.
In July 2023, we secured variable-rate term loan financing of $250 million in aggregate principal amount, the proceeds of which will be used toward the redemption of the remaining $318 million in aggregate principal amount of our fixed-rate 5.50 percent 2024 Notes. The 2027 Term Loan bears interest at a per annum rate equal to three-month Term SOFR (or, if greater, 3.00 percent) plus 8.00 percent. For this new debt, a hypothetical one percent change in current interest rates would result in a $2 million annual change in interest expense.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed-rate debt at July 1, 2023 and December 31, 2022 was $770 million and $839 million, respectively, compared to its respective $835 million and $854 million principal amounts. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of July 1, 2023.
Internal Control over Financial Reporting
For the quarter ended July 1, 2023, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes our purchases of RYAM common stock during the quarter ended July 1, 2023:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Publicly Announced Plans or Programs(b)
April 2 to May 6	11,442	$8.40	—	$60,294,000
May 7 to June 3	17,809	$4.30	—	$60,294,000
June 4 to July 1	—	$—	—	$60,294,000
Total	29,251		—
——————————————
(a)    Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)    As of July 1, 2023, $60 million of share repurchase authorization remains under the authorization declared by our Board of Directors.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
10.1*	Rayonier Advanced Materials Inc. 2023 Incentive Stock Plan, effective May 17, 2023	Incorporated herein by reference to Exhibit D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2023
10.2	Term Loan Credit Agreement, dated as of July 20, 2023, by and among RYAM Lux SARL, Rayonier Advanced Materials Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto, Oaktree Fund Administration, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 20, 2023
10.3	Loan Agreement, dated as of July 20, 2023, by and among RYAM Lux SARL, Rayonier Advanced Materials Inc. and the other subsidiaries of Rayonier Advanced Materials Inc. party thereto	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on July 20, 2023
10.4	Amendment No. 2 to Revolving Credit Agreement, dated as of July 20, 2023, among Rayonier Advanced Materials Inc., Rayonier A.M. Products Inc., the lenders and issuing banks party thereto and Bank of America, N.A. as administrative agent and collateral agent	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 20, 2023
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith
* Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)
Date: August 9, 2023