Form 10-Q
period 2023-09-30
RAYONIER ADVANCED MATERIALS INC.
filed 2023-11-08
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had 65,343,418 shares of common stock outstanding as of November 6, 2023.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2022
2024 Notes	$550 million original aggregate principal amount of 5.50 percent senior unsecured notes due 2024, issued May 2014
2026 Notes	$500 million original aggregate principal amount of 7.625 percent senior secured notes due 2026, issued December 2020
2027 Term Loan	$250 million original aggregate principal amount of variable rate term loan maturing July 2027, entered into July 2023
2G	Second generation
ABL Credit Facility	5-year senior secured asset-based revolving credit facility due December 2025
AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
GreenFirst	GreenFirst Forest Products, Inc.
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
Purchase Right	Board-declared dividend of one preferred share purchase right for each outstanding share of RYAM common stock
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
TSR	Total shareholder return
U.S.	United States of America
USD	United States of America dollar
USDOC	United States Department of Commerce

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$368,670	$466,346	$1,220,844	$1,217,282
Cost of sales	(359,938)	(419,804)	(1,160,044)	(1,138,118)
Gross margin	8,732	46,542	60,800	79,164
Selling, general and administrative expense	(21,162)	(19,905)	(58,653)	(68,041)
Foreign exchange gain (loss)	624	3,025	(1,510)	4,480
Other operating expense, net	(2,634)	(1,133)	(4,939)	(5,764)
Operating income (loss)	(14,440)	28,529	(4,302)	9,839
Interest expense	(21,015)	(16,433)	(51,949)	(49,318)
Other components of pension and OPEB, excluding service costs (Note 14)	501	1,009	(834)	1,910
Gain on GreenFirst equity securities (Note 2)	—	—	—	5,197
Other income, net	3,281	4,117	6,894	6,760
Income (loss) from continuing operations before income taxes	(31,673)	17,222	(50,191)	(25,612)
Income tax (expense) benefit (Note 15)	5,392	1,824	11,227	(3,230)
Equity in loss of equity method investment	(259)	(691)	(1,591)	(2,127)
Income (loss) from continuing operations	(26,540)	18,355	(40,555)	(30,969)
Income from discontinued operations, net of taxes (Note 2)	1,440	11,252	312	12,458
Net income (loss)	$(25,100)	$29,607	$(40,243)	$(18,511)

Basic earnings per common share (Note 12)
Income (loss) from continuing operations	$(0.41)	$0.29	$(0.62)	$(0.48)
Income from discontinued operations	0.02	0.18	—	0.20
Net income (loss) per common share-basic	$(0.39)	$0.47	$(0.62)	$(0.28)

Diluted earnings per common share (Note 12)
Income (loss) from continuing operations	$(0.41)	$0.28	$(0.62)	$(0.48)
Income from discontinued operations	0.02	0.17	—	0.20
Net income (loss) per common share-diluted	$(0.39)	$0.45	$(0.62)	$(0.28)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income (loss)	$(25,100)	$29,607	$(40,243)	$(18,511)
Other comprehensive loss, net of tax (Note 10)
Foreign currency translation adjustment	(5,212)	(14,697)	(1,109)	(30,561)
Unrealized gain on derivative instruments	47	67	150	224
Net gain (loss) on employee benefit plans	(65)	1,948	(2,432)	5,844
Total other comprehensive loss	(5,230)	(12,682)	(3,391)	(24,493)
Comprehensive income (loss)	$(30,330)	$16,925	$(43,634)	$(43,004)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$27,127	$151,803
Accounts receivable, net (Note 3)	175,814	211,526
Inventory (Note 4)	242,691	265,334
Prepaid and other current assets	72,696	60,867
Total current assets	518,328	689,530

Property, plant and equipment (net of accumulated depreciation of $1,792,607 and $1,721,898, respectively)	1,132,469	1,151,268
Deferred tax assets	329,084	322,164
Intangible assets, net	19,166	24,423
Other assets	176,619	160,143
Total assets	$2,175,666	$2,347,528

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$171,333	$163,962
Accrued and other current liabilities (Note 6)	133,716	164,369
Debt due within one year (Note 7)	18,621	14,617
Current environmental liabilities (Note 8)	10,740	10,732
Total current liabilities	334,410	353,680

Long-term debt (Note 7)	730,453	838,508
Non-current environmental liabilities (Note 8)	158,854	159,949
Pension and other postretirement benefits (Note 14)	119,737	119,571
Deferred tax liabilities	14,972	17,021
Other liabilities	31,563	29,486

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 65,343,418 and 64,020,761 issued and outstanding, respectively	654	640
Additional paid-in capital	418,032	418,048
Retained earnings	434,180	474,423
Accumulated other comprehensive loss (Note 10)	(67,189)	(63,798)
Total stockholders’ equity	785,677	829,313
Total liabilities and stockholders’ equity	$2,175,666	$2,347,528

See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended September 30, 2023
Balance at July 1, 2023	65,343,418	$654	$416,042	$459,280	$(61,959)	$814,017
Net loss	—	—	—	(25,100)	—	(25,100)
Other comprehensive loss, net of tax	—	—	—	—	(5,230)	(5,230)
Stock-based compensation	—	—	1,990	—	—	1,990
Balance at September 30, 2023	65,343,418	$654	$418,032	$434,180	$(67,189)	$785,677

Three months ended September 24, 2022
Balance at June 25, 2022	63,971,166	$639	$415,257	$441,224	$(96,281)	$760,839
Net income	—	—	—	29,607	—	29,607
Other comprehensive loss, net of tax	—	—	—	—	(12,682)	(12,682)
Stock-based compensation	—	—	1,959	—	—	1,959
Balance at September 24, 2022	63,971,166	$639	$417,216	$470,831	$(108,963)	$779,723

Nine months ended September 30, 2023
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net loss		—	—	(40,243)	—	(40,243)
Other comprehensive loss, net of tax		—	—	—	(3,391)	(3,391)
Issuance of common stock under incentive stock plans	1,966,815	20	(20)	—	—	—
Stock-based compensation	—	—	5,361	—	—	5,361
Repurchase of common stock(a)	(644,158)	(6)	(5,357)	—	—	(5,363)
Balance at September 30, 2023	65,343,418	$654	$418,032	$434,180	$(67,189)	$785,677

Nine months ended September 24, 2022
Balance at December 31, 2021	63,738,409	$637	$408,834	$489,342	$(84,470)	$814,343
Net loss	—	—	—	(18,511)	—	(18,511)
Other comprehensive loss, net of tax	—	—	—	—	(24,493)	(24,493)
Issuance of common stock under incentive stock plans	294,936	3	(3)	—	—	—
Stock-based compensation	—	—	8,687	—	—	8,687
Repurchase of common stock(a)	(62,179)	(1)	(302)	—	—	(303)
Balance at September 24, 2022	63,971,166	$639	$417,216	$470,831	$(108,963)	$779,723

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Operating activities
Net loss	$(40,243)	$(18,511)
Adjustments to reconcile net loss to cash provided by operating activities:
Income from discontinued operations	(312)	(12,458)
Depreciation and amortization	104,073	96,294
Stock-based compensation expense	5,361	8,687
Deferred income tax expense (benefit)	(8,130)	372
Gain on GreenFirst equity securities	—	(5,197)
Net periodic benefit cost of pension and other postretirement plans	3,060	4,489
Unrealized (gain) loss on foreign currency	564	(6,853)
(Gain) loss on disposal of property, plant and equipment	(1,085)	2,917
Other	6,133	5,389
Changes in operating assets and liabilities:
Accounts receivable	42,865	(41,599)
Inventories	22,301	(41,504)
Accounts payable	5,545	(2,393)
Accrued liabilities	(31,732)	23,620
Other	(17,493)	(338)
Contributions to pension and other postretirement plans	(8,768)	(5,467)
Cash provided by operating activities	82,139	7,448

Investing activities
Capital expenditures, net	(95,203)	(114,159)
Investment in equity method investment	(415)	—
Cash used in investing activities-continuing operations	(95,618)	(114,159)
Cash provided by investing activities-discontinued operations	—	44,428
Cash used in investing activities	(95,618)	(69,731)

Financing activities
Borrowings of long-term debt	303,217	5,721
Repayments of long-term debt	(397,087)	(51,410)
Short-term financing, net	(2,457)	(4,990)
Debt issuance costs	(10,082)	—
Repurchase of common stock	(5,363)	(303)
Cash used in financing activities	(111,772)	(50,982)

Net decrease in cash and cash equivalents	(125,251)	(113,265)
Net effect of foreign exchange on cash and cash equivalents	575	(8,369)
Balance, beginning of period	151,803	253,307
Balance, end of period	$27,127	$131,673

Supplemental cash flow information:
Interest paid	$(50,306)	$(48,384)
Income taxes refunded (paid), net	(7,215)	16,484
Capital assets purchased on account	31,706	16,316
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
Subsequent Events
The Company recently began plans towards a realignment of its High Purity Cellulose assets to optimize production mix, including a consolidation of its commodity products production into the Temiscaming plant. The Company is currently evaluating the potential impact of this realignment on its consolidated financial statements and disclosures.
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
As part of the sale of the lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the sale. In total, the Company paid $112 million in softwood lumber duties from 2017 through August 2021, and expects to receive all or the vast majority of these duties upon final resolution of the dispute between the USDOC and Canada. During the third quarter of 2023, the USDOC completed its fourth administrative review of duties applied to Canada softwood lumber exports to the U.S. during 2021 and reduced rates applicable to the Company to a combined 8.05 percent. In connection with this development, the Company recorded a pre-tax gain of $2 million in “income from discontinued operations, net of taxes” and increased the long-term receivable related to USDOC administrative reviews to $40 million. During the third quarter of 2022, the USDOC completed its third administrative review of duties applied to Canada softwood lumber exports during 2020 and reduced applicable rates to a combined 8.6 percent, for which the Company recorded a pre-tax gain of $16 million.
During the nine months ended September 30, 2023, the Company incurred a $2 million loss related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Income from discontinued operations was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cost of sales	$—	$—	$—	$155
Gross margin	—	—	—	155
Selling, general and administrative expense and other operating income, net	1,957	15,313	424	16,808
Operating income	1,957	15,313	424	16,963
Non-operating expense	—	(4)	—	(13)
Income from discontinued operations before income taxes	1,957	15,309	424	16,950
Income tax expense	(517)	(4,057)	(112)	(4,492)
Income from discontinued operations, net of taxes	$1,440	$11,252	$312	$12,458
3. Accounts Receivable, Net
Accounts receivable, net included the following:

	September 30, 2023	December 31, 2022
Accounts receivable, trade	$141,998	$171,144
Accounts receivable, other(a)	34,501	41,446
Allowance for credit loss	(685)	(1,064)
Accounts receivable, net	$175,814	$211,526

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
4. Inventory
Inventory included the following:

	September 30, 2023	December 31, 2022
Finished goods	$182,209	$198,931
Work-in-progress	5,816	5,230
Raw materials	47,421	52,967
Manufacturing and maintenance supplies	7,245	8,206
Inventory	$242,691	$265,334
5. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 30, 2023, the Company’s leases have remaining lease terms of less than one year to 13.1 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating lease cost	$1,858	$1,973	$5,464	$5,821

Finance lease cost
Amortization of ROU assets	102	95	301	281
Interest	26	34	85	106
Total lease cost	$1,986	$2,102	$5,850	$6,208

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating leases
ROU assets	Other assets	$17,600	$15,623
Lease liabilities, current	Accrued and other current liabilities	4,235	4,741
Lease liabilities, non-current	Other liabilities	14,220	11,399

Finance leases
ROU assets	Property, plant and equipment, net	1,171	1,448
Lease liabilities	Long-term debt	1,459	1,760

	Nine Months Ended
	September 30, 2023	September 24, 2022
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$5,182	$1,770
Operating lease ROU assets obtained in exchange for lease liabilities	5,650	2,975
Finance lease cash flows were immaterial during each of the three and nine months ended September 30, 2023 and September 24, 2022.

	September 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	5.7	5.8
Weighted average discount rate	8.4%	8.9%

Finance leases
Weighted average remaining lease term (in years)	3.1	3.8
Weighted average discount rate	7.0%	7.0%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
6. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	September 30, 2023	December 31, 2022
Accrued customer incentives	$22,815	$28,702
Accrued payroll and benefits	14,974	13,763
Accrued interest	14,012	18,877
Accrued income taxes	2,854	9,321
Accrued property and other taxes	8,111	3,065
Deferred revenue(a)	20,459	21,645
Other current liabilities(b)	50,491	68,996
Accrued and other current liabilities	$133,716	$164,369

(a)Included at both September 30, 2023 and December 31, 2022 was CAD $25 million (USD $19 million) associated with funds received in 2021 for CEWS. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time there is sufficient evidence that it will not be required to repay such amounts.
(b)Included at September 30, 2023 and December 31, 2022 was $17 million and $30 million, respectively, of energy-related payables associated with Tartas facility operations.
7. Debt and Finance Leases
Debt and finance leases included the following:

	September 30, 2023	December 31, 2022
ABL Credit Facility due 2025: $112 million available, bearing interest of 7.42% (5.42% adjusted SOFR plus 2.00% margin) at September 30, 2023	$—	$—
Term Loan due 2027: bearing interest of 13.33% (5.33% three-month Term SOFR plus 8.00% margin) at September 30, 2023	250,000	—
7.625% Senior Secured Notes due 2026	464,640	475,000
5.50% Senior Unsecured Notes due 2024	—	322,675
5.50% CAD-based term loan due 2028	31,776	36,585
Other loans(a)	20,507	19,598
Short-term factoring facility-France	1,292	3,773
Finance lease obligations	1,459	1,760
Total principal payments due	769,674	859,391
Less: unamortized debt premium, discount and issuance costs	(20,600)	(6,266)
Total debt	749,074	853,125
Less: debt due within one year	(18,621)	(14,617)
Long-term debt	$730,453	$838,508

(a)Consist of loans for energy and bioethanol projects in France.
Term Loan
In July 2023, the Company secured term loan financing of $250 million in aggregate principal amount and received net proceeds of $243 million after original issue discount. In addition, the Company incurred issuance costs of $10 million, which, together with the original issue discount, were recorded in “long-term debt” in the consolidated balance sheets and will be amortized to “interest expense” in the consolidated statements of operations over the term of the loan. The net proceeds, together with cash on hand, were used to redeem the 2024 Notes and pay transaction costs.
The 2027 Term Loan matures in July 2027, bears interest at an annual rate equal to three-month Term SOFR (or, if greater, 3.00 percent) plus 8.00 percent and requires quarterly principal payments of $1.25 million. The Company may voluntarily make prepayments at any time, subject to customary breakage costs and, if within the first three anniversaries of closing, an additional make-whole premium.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The agreement governing the 2027 Term Loan contains various customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the term loan agreement and in particular the Company’s French subsidiaries, to take certain specified actions, subject to stated exceptions, including: incurring debt or liens, making investments, entering into mergers, consolidations, and acquisitions, paying dividends and making other restricted payments. The Company will be required to maintain a consolidated secured net leverage ratio, based on covenant EBITDA, of no greater than 4.50 to 1.00. Additionally, the 2027 Term Loan contains customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, late payment, breach of covenant, bankruptcy, judgment and defaults under certain other indebtedness and changes in control.
Senior Notes
2026 Notes
In April 2023, the Company repurchased $10 million of its 2026 Notes through open-market transactions and retired the notes for cash of $9 million. A gain on extinguishment of $1 million for the repurchase was recorded to “other income, net” in the consolidated statements of operations.
2024 Notes
In August 2023, the Company redeemed the $318 million principal balance and accrued interest of $4 million of the 2024 Notes. A loss on extinguishment of $1 million related to the redemption was recorded to “other income, net” in the consolidated statements of operations.
Prior to the full redemption of its 2024 Notes, in March 2023, the Company repurchased $5 million of the 2024 Notes through open-market transactions and retired the notes for cash of $5 million. An immaterial gain on extinguishment for the repurchase was recorded to “other income, net” in the consolidated statements of operations.
As of September 30, 2023, the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2023	$5,597
2024	16,345
2025	16,392
2026	480,320
2027	243,071
Thereafter	6,490
Total debt principal payments	$768,215
8. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the nine months ended September 30, 2023:

Balance at December 31, 2022	$170,681
Increase in liabilities	2,462
Payments	(3,634)
Foreign currency adjustments	85
Balance at September 30, 2023	169,594
Less: current portion	(10,740)
Non-current environmental liabilities	$158,854

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established reserves due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 30, 2023, the Company estimates this exposure could range up to approximately $85 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
9. Fair Value Measurements
The following table presents the carrying amount, estimated fair values and categorization under the fair value hierarchy for financial instruments held by the Company, using market information and what management believes to be appropriate valuation methodologies:

	September 30, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Assets
Cash and cash equivalents
Cash	$17,484	$17,484	$—	$127,288	$127,288	$—
Money market and similar funds	9,643	9,643	—	24,515	24,515	—

Liabilities
Fixed-rate long-term debt(a)	$513,004	$—	$439,787	$847,591	$—	$838,502

(a)Excludes finance lease obligations.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
10. Accumulated Other Comprehensive Loss

	Nine Months Ended
	September 30, 2023	September 24, 2022
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(43,694)	$(76,849)
Other comprehensive loss before reclassifications	(3,034)	—
Income tax on other comprehensive loss	804	—
Reclassifications to earnings(a)
Amortization of (gain) loss	(531)	7,466
Amortization of prior service cost	259	24
Income tax on reclassifications	70	(1,646)
Net comprehensive gain (loss) on employee benefit plans, net of tax	(2,432)	5,844
Balance, end of period	(46,126)	(71,005)

Unrealized gain (loss) on derivative instruments, net of tax
Balance, beginning of period	(567)	(847)
Reclassifications to earnings - foreign currency exchange contracts(b)	173	258
Income tax on reclassifications	(23)	(34)
Net comprehensive gain on derivative instruments, net of tax	150	224
Balance, end of period	(417)	(623)

Foreign currency translation
Balance, beginning of period	(19,537)	(6,774)
Foreign currency translation adjustment, net of tax(c)	(1,109)	(30,561)
Balance, end of period	(20,646)	(37,335)

Accumulated other comprehensive loss, end of period	$(67,189)	$(108,963)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14—Employee Benefit Plans for further information.
(b)Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating expense, net” or “other income, net,” as appropriate.
(c)Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency, not the translated reporting currency.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
12. Earnings Per Common Share
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Income (loss) from continuing operations	$(26,540)	$18,355	$(40,555)	$(30,969)
Income from discontinued operations	1,440	11,252	312	12,458
Net income (loss) available for common stockholders	$(25,100)	$29,607	$(40,243)	$(18,511)

Shares used for determining basic earnings per share of common stock	65,343,418	63,971,166	65,024,654	63,882,920
Dilutive effect of:
Performance and restricted stock	—	1,548,941	—	—
Shares used for determining diluted earnings per share of common stock	65,343,418	65,520,107	65,024,654	63,882,920
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stock options	46,798	78,660	46,798	78,660
Performance and restricted stock	3,302,332	1,517,135	3,302,332	3,726,090
Total anti-dilutive instruments	3,349,130	1,595,795	3,349,130	3,804,750
13. Incentive Stock Plans
Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stock-based compensation expense	$1,990	$1,959	$5,361	$8,687
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2023 activity of the Company’s incentive stock awards:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	77,767	$39.98	1,697,587	$6.21	1,956,919	$6.79
Granted	—	—	972,307	5.32	305,764	9.09
Forfeited	—	—	(28,363)	5.95	(5,433)	4.73
Exercised or settled	—	—	(709,800)	5.49	(886,649)	5.95
Expired or cancelled	(30,969)	43.32	—	—	—	—
Outstanding at September 30, 2023	46,798	$37.77	1,931,731	$6.03	1,370,601	$7.83
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
During the nine months ended September 24, 2022, the Company recorded a $1 million loss related to the final asset surplus distribution to the plan participants of certain wound-up Canadian pension plans. During the nine months ended September 30, 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain other wound-up Canadian pension plans. The settlements were recognized in “other components of pension and OPEB, excluding service costs” in the Company’s consolidated statements of operations.
The following tables present the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$1,223	$2,150	$293	$352
Interest cost	7,204	4,561	352	215
Expected return on plan assets	(7,967)	(8,258)	—	—
Amortization of prior service cost (credit)	111	38	(24)	(31)
Amortization of (gain) loss	(123)	2,473	(54)	17
Pension settlement loss	—	(25)	—	—
Net periodic benefit cost	$448	$939	$567	$553

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$3,664	$6,497	$879	$1,057
Interest cost	21,586	13,764	1,057	646
Expected return on plan assets	(23,854)	(24,965)	—	—
Amortization of prior service cost (credit)	332	116	(73)	(92)
Amortization of (gain) loss	(369)	7,419	(162)	47
Pension settlement loss	2,317	1,154	—	—
Net periodic benefit cost	$3,676	$3,985	$1,701	$1,658

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit) and amortization of (gain) loss are included in “other components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
15. Income Taxes
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Income (loss) from continuing operations	$(26,540)	$18,355	$(40,555)	$(30,969)
Effective tax rate	17.0%	(10.6)%	22.4%	(12.6)%
The 2023 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns, changes in the valuation allowance on disallowed interest deductions and interest received on overpayments of tax from prior years. The effective tax rate for the nine-month period was also impacted by an excess tax benefit on vested stock compensation.
The effective tax rate for the three months ended September 24, 2022 differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions in the U.S. and interest received on overpayments of tax from prior years, partially offset by unfavorable tax return-to-accrual adjustments. The effective tax rate for the nine months ended September 24, 2022 differed from the federal statutory rate primarily due to changes in the valuation allowance on disallowed interest deductions in the U.S. and nondeductible executive compensation, partially offset by interest received on overpayments of tax from prior years, U.S. tax credits and favorable tax return-to-accrual adjustments.
Deferred Taxes
As of both September 30, 2023 and December 31, 2022, the Company’s net DTA included $17 million of disallowed U.S. interest deductions that the Company does not believe will be realized. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
High Purity Cellulose
Cellulose Specialties	$164,654	$243,175	$570,584	$645,169
Commodity Products	98,834	92,638	321,548	223,151
Other sales(a)	28,528	33,080	73,447	84,059
Total High Purity Cellulose	292,016	368,893	965,579	952,379
Paperboard	57,212	65,039	164,300	182,512
High-Yield Pulp	25,393	39,564	111,397	101,992
Eliminations	(5,951)	(7,150)	(20,432)	(19,601)
Net sales	$368,670	$466,346	$1,220,844	$1,217,282

(a)Include sales of bioelectricity, lignosulfonates and other by-products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
High Purity Cellulose	$(5,547)	$22,536	$6,965	$21,221
Paperboard	13,088	11,293	28,680	27,579
High-Yield Pulp	(6,062)	5,646	2,030	3,910
Corporate	(15,919)	(10,946)	(41,977)	(42,871)
Operating income (loss)	$(14,440)	$28,529	$(4,302)	$9,839
Identifiable assets by segment were as follows:

	September 30, 2023	December 31, 2022
High Purity Cellulose	$1,544,041	$1,654,214
Paperboard	115,851	112,757
High-Yield Pulp	36,276	50,947
Corporate	479,498	529,610
Total assets	$2,175,666	$2,347,528
17. Commitments and Contingencies
Commitments
The Company had no material changes to the purchase obligations presented in its 2022 Form 10-K that were outside the normal course of business during the nine months ended September 30, 2023. The Company’s purchase obligations continue to primarily consist of commitments for the purchase of natural gas, steam energy and wood chips.
The Company leases certain buildings, machinery and equipment under various operating and finance leases. See Note 5—Leases for further information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Litigation and Contingencies
Duties on Canadian Softwood Lumber Sold to the U.S.
The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada, and exported softwood lumber into the U.S. from Canada. In connection with these exports, the Company paid approximately $112 million for softwood lumber duties between 2017 and August 28, 2021, including $1 million of ancillary fees, which were recorded as expense in the periods incurred. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the sale. As of September 30, 2023, the Company had a $40 million long-term receivable associated with the USDOC’s determinations of the revised rates for the 2017, 2018, 2019, 2020 and 2021 periods. This amount does not include interest, which will be due on any amounts refunded. The Company estimates interest earned on the total amount of softwood lumber duties paid to be approximately $6 million.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 30, 2023, the Company had net exposure of $34 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $90 million as of September 30, 2023, primarily to comply with financial assurance requirements relating to environmental remediation and post closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $29 million at September 30, 2023.
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
As of December 31, 2022, a collective bargaining agreement covering approximately 575 unionized employees was expired. The employees continued to work under the terms of the expired contract until negotiations concluded in the second quarter of 2023 and final agreement with the union was reached. As of September 30, 2023, all of the Company’s collective bargaining agreements covering its unionized employees were current.

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
Recent Business Developments
•In July 2023, we secured term loan financing of $250 million in aggregate principal amount, the proceeds of which were used, together with cash on hand, to redeem the $318 million principal balance of the 2024 Notes in August 2023.
•In April 2023, we repurchased $10 million of our 2026 Notes through open-market transactions and retired the notes for cash of $9 million.
•In March 2023, we repurchased $5 million of our 2024 Notes through open-market transactions and retired the notes for cash of $5 million.
Market Assessment
In October 2023, we announced that we engaged a financial advisor to explore the potential sale of our Paperboard and High-Yield Pulp assets located at our Temiscaming site. This strategic move is aligned with our commitment to enhancing our operational and financial performance, optimizing our portfolio to align with our long-term growth strategy and providing flexibility to pay down debt and reduce leverage.

The following market assessment represents our best current estimate of our business segments’ future performance.
High Purity Cellulose
Average sales prices for cellulose specialties in 2023 are expected to be in the high single-digit percent higher than average 2022 sales prices, while sales volumes are expected to decrease from prior year due to softness in sales orders driven principally by significant customer destocking and market-driven demand declines. Market demand for commodity products remains resilient with fluff and viscose prices bottoming in the third quarter and a slight uptick expected in the fourth quarter. Commodity sales volumes are expected to continue to increase through the end of 2023. The prices for certain inputs have come off the 2022 highs but are expected to remain significantly elevated versus pre-COVID pandemic levels. We expect to take downtime at our Tartas facility at the end of 2023 due to market conditions and to improve working capital.
We recently began plans towards a realignment of our High Purity Cellulose assets to optimize production mix, including a consolidation of our commodity products production into the Temiscaming plant. We are currently evaluating the potential impact of this realignment on our consolidated financial statements and disclosures.
Paperboard
Paperboard prices are expected to rebound slightly in the fourth quarter, remaining elevated from 2022 levels, while sales volumes are expected to improve in the second half of the year as customer inventories return to more normal levels. Raw material prices are expected to increase slightly as purchased pulp prices are forecast to increase in the fourth quarter. We expect to take downtime in the coming quarter due to market conditions and to improve working capital.
High-Yield Pulp
High-yield pulp prices have declined due to soft demand and new paper pulp capacity ramping up. Prices are expected to decline overall in 2023 despite an expected uptick in the fourth quarter, in line with industry forecasts for the global paper pulp market. We expect to take downtime in the coming quarter due to market conditions and to improve working capital.
A Sustainable Future
Our portfolio is aligned with sustainability drivers in the European Green Deal for the Renewable Energy Directive II and the 2G bio-fuel that is noncompetitive to human food supply. The 2G bioethanol facility at our Tartas, France plant is near completion and is anticipated to be operational in the first quarter of 2024. The total estimated cost of the project is approximately $40 million, with $22 million to be spent in 2023. We plan to utilize $28 million of low-cost green loans to help fund the project, including $10 million already borrowed, and $4 million in grants. The project is expected to provide $8 million to $10 million of annual incremental EBITDA, depending on current exchange rates, beginning in 2025.

Results of Operations

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$369	$466	$1,221	$1,217
Cost of sales	(360)	(419)	(1,160)	(1,138)
Gross margin	9	47	61	79
Selling, general and administrative expense	(22)	(20)	(59)	(68)
Foreign exchange gain (loss)	1	3	(1)	4
Other operating expense, net	(2)	(1)	(5)	(5)
Operating income (loss)	(14)	29	(4)	10
Interest expense	(21)	(16)	(52)	(49)
Other components of pension and OPEB, excluding service costs	—	1	(1)	2
Gain on GreenFirst equity securities	—	—	—	5
Other income, net	4	3	7	6
Income (loss) from continuing operations before income taxes	(31)	17	(50)	(26)
Income tax (expense) benefit	5	2	11	(3)
Equity in loss of equity method investment	(1)	(1)	(2)	(2)
Income (loss) from continuing operations	(27)	18	(41)	(31)
Income from discontinued operations, net of taxes	2	12	1	12
Net income (loss)	$(25)	$30	$(40)	$(19)

Gross margin %	2.4%	10.1%	5.0%	6.5%
Operating margin %	(3.8)%	6.2%	(0.3)%	0.8%
Effective tax rate	17.0%	(10.6)%	22.4%	(12.6)%
Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
High Purity Cellulose	$292	$369	$966	$952
Paperboard	57	66	164	183
High-Yield Pulp	25	40	111	102
Eliminations	(5)	(9)	(20)	(20)
Net sales	$369	$466	$1,221	$1,217
Net sales for the quarter ended September 30, 2023 decreased $97 million, or 21 percent, compared to the same prior year quarter, driven by lower sales prices in commodity products, lower sales volumes in cellulose specialties and lower sales prices and sales volumes across our Paperboard and High-Yield Pulp segments, partially offset by higher sales prices in cellulose specialties and higher sales volumes in commodity products.
Net sales for the nine months ended September 30, 2023 increased $4 million, less than 1 percent, compared to the same prior year period, driven by higher sales prices in cellulose specialties and our Paperboard and High-Yield Pulp segments and higher sales volumes in commodity products and our High-Yield Pulp segment, offset by lower sales prices in commodity products and lower sales volumes in cellulose specialties and our Paperboard segment. See Operating Results by Segment below for further discussion.

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
High Purity Cellulose	$(6)	$22	$7	$21
Paperboard	13	12	29	28
High-Yield Pulp	(6)	6	2	4
Corporate	(15)	(11)	(42)	(43)
Operating income (loss)	$(14)	$29	$(4)	$10
Operating results for the quarter ended September 30, 2023 declined $43 million, or 148 percent, compared to the same prior year quarter, driven by the decrease in net sales across all segments and an increase in Corporate expense items, partially offset by lower input, logistics and maintenance costs. Operating results for the nine months ended September 30, 2023 declined $14 million, or 140 percent, compared to the same prior year period, driven by lower net sales in our Paperboard segment, higher labor costs and the impact of an extended maintenance outage in the prior year, partially offset by the increase in net sales in our High Purity Cellulose and High-Yield Pulp segments, lower input and logistics costs and the recognition of a $3 million benefit from payroll tax credit carryforwards in the current period. See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense increased $5 million and $3 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same prior year periods, primarily due to an increase in the average interest rate on debt, partially offset by a decrease in the average outstanding balance of debt. Debt principal outstanding decreased $109 million from September 24, 2022 to September 30, 2023.
Interest income increased $2 million and $3 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same prior year periods, primarily due to the timing of the receipt of the 2027 Term Loan proceeds and their subsequent use in the repayment of the 2024 Notes.
Also included in non-operating other income in the quarter ended September 30, 2023 was a $1 million net loss on debt extinguishment. Included in the current nine-month period was a $2 million gain on a passive land sale and a pension settlement loss of $2 million.
Included in non-operating other income in the nine months ended September 24, 2022 was a $5 million net gain associated with the GreenFirst common shares received in connection with the sale of our lumber and newsprint assets.
Income Taxes
The effective tax rate on the loss from continuing operations for the quarter and nine months ended September 30, 2023 was a benefit of 17 percent and 22 percent, respectively. The 2023 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns, changes in the valuation allowance on disallowed interest deductions and interest received on overpayments of tax from prior years. The effective tax rate for the nine-month period was also impacted by an excess tax benefit on vested stock compensation.
The effective tax rate on the income from continuing operations for the quarter ended September 24, 2022 was a benefit of 11 percent. The effective tax rate on the loss from continuing operations for the nine months ended September 24, 2022 was an expense of 13 percent. The 2022 effective tax rates differed from the statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions in the U.S., nondeductible executive compensation, interest received on overpayments of tax from prior years, U.S. tax credits and tax return-to-accrual adjustments.

Discontinued Operations
During the third quarter of 2023, the USDOC completed its fourth administrative review of duties applied to Canada softwood lumber exports to the U.S. during 2021 and reduced applicable rates to a combined 8.05 percent. In connection with this development, we recorded a pre-tax gain of $2 million. During the nine months ended September 30, 2023, we also incurred a $2 million loss related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.
During the third quarter of 2022, the USDOC completed its third administrative review of duties applied during 2020 and reduced applicable rates to a combined 8.6 percent, for which we recorded a pre-tax gain of $16 million. Cumulative through September 30, 2023, we have recorded total gains of $40 million related to the USDOC administrative reviews, which are included as a long-term receivable within “other assets” in our consolidated balance sheets.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions, except where otherwise stated)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$292	$369	$966	$952
Operating income (loss)	$(6)	$22	$7	$21
Average sales prices ($ per MT)	$1,215	$1,402	$1,282	$1,329
Sales volumes (thousands of MTs)	217	240	696	653
Net Sales - Three Months Ended

	Three Months Ended September 24, 2022	Changes Attributable to:		Three Months Ended September 30, 2023
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$243	$9	$(87)	$165
Commodity products	93	(23)	29	99
Other sales(a)	33	—	(5)	28
Net sales	$369	$(14)	$(63)	$292

(a)Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the quarter ended September 30, 2023 decreased $77 million compared to the same prior year quarter. Included in the current and prior year quarters were $28 million and $33 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Sales prices decreased 13 percent during the current quarter, driven by a 22 percent decrease in commodity products prices, partially offset by a 6 percent increase in cellulose specialties prices. Total sales volumes decreased 10 percent during the current quarter, driven by a 36 percent decrease in cellulose specialties volumes, partially offset by a 37 percent increase in commodity products volumes. Sales volumes for cellulose specialties were negatively impacted by significant customer destocking and market-driven demand declines, particularly in construction markets.
Net Sales - Nine Months Ended

	Nine Months Ended September 24, 2022	Changes Attributable to:		Nine Months Ended September 30, 2023
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$645	$59	$(133)	$571
Commodity products	223	(21)	120	322
Other sales(a)	84	—	(11)	73
Net sales	$952	$38	$(24)	$966

(a)    Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.

Net sales of our High Purity Cellulose segment for the nine months ended September 30, 2023 increased $14 million compared to the same prior year period. Included in the current and prior year periods were $73 million and $84 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Sales prices decreased 4 percent during the current period, driven by an 8 percent decrease in commodity products prices, partially offset by a 12 percent increase in cellulose specialties prices. Total sales volumes increased 7 percent during the current period, driven by a 57 percent increase in commodity products volumes, partially offset by a 21 percent decrease in cellulose specialties volumes. Sales volumes for cellulose specialties were negatively impacted by significant customer destocking and market-driven demand declines, particularly in construction markets.
Operating Income (Loss) - Three Months Ended

	Three Months Ended September 24, 2022	Gross Margin Changes Attributable to:				Three Months Ended September 30, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income (loss)	$22	$(14)	$(32)	$19	$(1)	$(6)
Operating margin %	6.0%	(3.7)%	(10.5)%	6.5%	(0.4)%	(2.1)%

(a)Computed based on contribution margin.
Operating results of our High Purity Cellulose segment for the quarter ended September 30, 2023 declined $28 million compared to the same prior year quarter, driven by the lower cellulose specialties sales volumes and commodity products sales prices, partially offset by the higher cellulose specialties sales prices and commodity products sales volumes and decreased input, logistics and maintenance costs.
Operating Income - Nine Months Ended

	Nine Months Ended September 24, 2022	Gross Margin Changes Attributable to:				Nine Months Ended September 30, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$21	$38	$(16)	$(39)	$3	$7
Operating margin %	2.2%	3.7%	(1.5)%	(4.0)%	0.3%	0.7%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the nine months ended September 30, 2023 decreased $14 million compared to the same prior year period, driven by the lower cellulose specialties sales volumes and commodity products sales prices, higher labor costs due to inflation and the impact of the extended maintenance outage in the prior year, partially offset by the higher cellulose specialties sales prices and commodity products sales volumes, decreased input and logistics costs and the recognition of a $3 million benefit from payroll tax credit carryforwards.
Paperboard

	Three Months Ended		Nine Months Ended
(in millions, except where otherwise stated)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$57	$66	$164	$183
Operating income	$13	$12	$29	$28
Average sales prices ($ per MT)	$1,459	$1,587	$1,508	$1,450
Sales volumes (thousands of MTs)	39	41	109	126
Net Sales - Three Months Ended

	Three Months Ended September 24, 2022	Changes Attributable to:		Three Months Ended September 30, 2023
(in millions)		Price	Volume/Mix
Net sales	$66	$(6)	$(3)	$57

Net sales of our Paperboard segment for the quarter ended September 30, 2023 decreased $9 million compared to the same prior year quarter driven by 8 percent and 5 percent decreases in sales prices, due to product mix, and sales volumes, due to market-driven demand declines, respectively.
Net Sales - Nine Months Ended

	Nine Months Ended September 24, 2022	Changes Attributable to:		Nine Months Ended September 30, 2023
(in millions)		Price	Volume/Mix
Net sales	$183	$6	$(25)	$164
Net sales of our Paperboard segment for the nine months ended September 30, 2023 decreased $19 million compared to the same prior year period driven by a 13 percent decrease in sales volumes due to customer destocking in the first half of 2023, partially offset by a 4 percent increase in sales prices, driven by continued demand for sustainable packaging.
Operating Income - Three Months Ended

	Three Months Ended September 24, 2022	Gross Margin Changes Attributable to:				Three Months Ended September 30, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$12	$(6)	$(1)	$8	$—	$13
Operating margin %	18.2%	(8.2)%	(1.2)%	14.0%	—%	22.8%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the quarter ended September 30, 2023 increased $1 million compared to the same prior year quarter, driven by lower purchased pulp costs that were largely offset by the lower sales prices and sales volumes.
Operating Income - Nine Months Ended

	Nine Months Ended September 24, 2022	Gross Margin Changes Attributable to:				Nine Months Ended September 30, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$28	$6	$(10)	$5	$—	$29
Operating margin %	15.3%	2.7%	(3.3)%	3.0%	—%	17.7%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the nine months ended September 30, 2023 increased $1 million compared to the same prior year period, driven by the higher sales prices and lower purchased pulp and maintenance costs that were largely offset by the lower sales volumes.
High-Yield Pulp

	Three Months Ended		Nine Months Ended
(in millions, except where otherwise stated)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$25	$40	$111	$102
Operating income (loss)	$(6)	$6	$2	$4
Average sales prices ($ per MT)(a)	$489	$712	$635	$630
Sales volumes (thousands of MTs)(a)	39	45	142	130

(a)External sales only. During the three months ended September 30, 2023 and September 24, 2022, the High-Yield Pulp segment sold 17,000 MTs and 16,000 MTs of high-yield pulp to the Paperboard segment for $6 million and $7 million, respectively. During the nine months ended September 30, 2023 and September 24, 2022, the High-Yield Pulp segment sold 49,000 MTs and 47,000 MTs of high-yield pulp to the Paperboard segment for $21 million and $20 million, respectively.

Net Sales - Three Months Ended

	Three Months Ended September 24, 2022	Changes Attributable to:		Three Months Ended September 30, 2023
(in millions)		Price	Volume/Mix
Net sales	$40	$(11)	$(4)	$25
Net sales of our High-Yield Pulp segment for the quarter ended September 30, 2023 decreased $15 million compared to the same prior year quarter, driven by 31 percent and 13 percent decreases in sales prices and sales volumes, respectively, due to lower demand and opportunistic downtime taken in response to market conditions.
Net Sales - Nine Months Ended

	Nine Months Ended September 24, 2022	Changes Attributable to:		Nine Months Ended September 30, 2023
(in millions)		Price	Volume/Mix
Net sales	$102	$1	$8	$111
Net sales of our High-Yield Pulp segment for the nine months ended September 30, 2023 increased $9 million compared to the same prior year period, driven by 1 percent and 9 percent increases in sales prices and sales volumes, respectively, due to stronger demand and easing logistics constraints.
Operating Income (Loss) - Three Months Ended

	Three Months Ended September 24, 2022	Gross Margin Changes Attributable to:				Three Months Ended September 30, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$6	$(11)	$(2)	$1	$—	$(6)
Operating margin %	15.0%	(32.2)%	(10.8)%	4.0%	—%	(24.0)%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the quarter ended September 30, 2023 declined $12 million compared to the same prior year quarter, driven by the lower sales prices and sales volumes.
Operating Income - Nine Months Ended

	Nine Months Ended September 24, 2022	Gross Margin Changes Attributable to:				Nine Months Ended September 30, 2023
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$4	$1	$3	$(6)	$—	$2
Operating margin %	3.9%	0.9%	2.4%	(5.4)%	—%	1.8%

(a)Computed based on contribution margin.
Operating income of our High-Yield Pulp segment for the nine months ended September 30, 2023 decreased $2 million compared to the same prior year period, as the higher sales prices and sales volumes were more than offset by increased wood costs and higher labor costs due to inflation.
Corporate

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating loss	$(15)	$(11)	$(42)	$(43)

The Corporate operating loss for the quarter ended September 30, 2023 increased $4 million compared to the same prior year quarter, driven by less favorable foreign exchange rates in the current quarter compared to the prior year quarter. The Corporate operating loss for the nine months ended September 30, 2023 decreased $1 million compared to the same prior year period, driven by lower stock compensation and severance costs that were largely offset by unfavorable foreign exchange rates in the current year as compared to favorable rates in the prior year.
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
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We did not repurchase any shares under this program during the nine months ended September 30, 2023 and September 24, 2022, and do not expect to utilize any authorization in the future.
As of September 30, 2023, we were in compliance with all financial and other customary covenants under our credit arrangements. We believe our future cash flows from operations, availability under our ABL Credit Facility and our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.
Our non-guarantor subsidiaries had assets of $444 million, liabilities of $373 million, year-to-date revenue of $119 million and a trailing twelve month ABL Credit Facility and Term Loan covenant EBITDA for continuing operations of $29 million as of September 30, 2023.

Our liquidity and capital resources are summarized below:

(in millions, except ratios)	September 30, 2023	December 31, 2022
Cash and cash equivalents(a)	$27	$152
Availability under the ABL Credit Facility(b)	112	130
Total debt(c)	749	853
Stockholders’ equity	786	829
Total capitalization (total debt plus stockholders’ equity)	1,535	1,682
Debt to capital ratio	49%	51%

(a)Consist of cash, money market deposits and time deposits with original maturities of 90 days or less.
(b)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At September 30, 2023, we had $146 million of gross availability and net available borrowings of $112 million after taking into account standby letters of credit of $34 million. In addition to the availability under the ABL Credit Facility, we have $8 million available under our accounts receivable factoring line of credit in France.
(c)See Note 7—Debt and Finance Leases to our Financial Statements for further information.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments outside the ordinary course of business during the nine months ended September 30, 2023. See Note 17—Commitments and Contingencies to our Financial Statements for further information.
Debt
In March 2023, we repurchased $5 million of our 2024 Notes through open-market transactions and retired the notes for cash of $5 million.
In April 2023, we repurchased $10 million of our 2026 Notes through open-market transactions and retired the notes for cash of $9 million.
In July 2023, we secured term loan financing of $250 million in aggregate principal amount and received net proceeds of $243 million after original issue discount, which was used, together with cash on hand of $89 million, to redeem the remaining $318 million in aggregate principal balance and accrued interest of $4 million of the 2024 Notes and pay fees and expenses related to the transaction. The 2027 Term Loan matures in July 2027, bears interest at an annual rate equal to three-month Term SOFR (or, if greater, 3.00 percent) plus 8.00 percent and requires quarterly principal payments of $1.25 million.
Cash Flows

	Nine Months Ended
(in millions)	September 30, 2023	September 24, 2022
Cash flows provided by (used in):
Operating activities	$82	$7
Investing activities-continuing operations	(95)	(114)
Investing activities-discontinued operations	—	44
Financing activities	(112)	(51)
Cash provided by operating activities increased $75 million primarily due to increased cash inflows from working capital, partially offset by payments on deferred energy liabilities associated with our Tartas facility operations and the receipt in 2022 of a $23 million U.S. federal tax refund.
Cash used in investing activities of continuing operations decreased $19 million due to lower capital spending.

Cash provided by investing activities of discontinued operations of $44 million in 2022 related to the proceeds from the sale of GreenFirst equity securities.
Cash used in financing activities increased $61 million primarily due to the redemption of the 2024 Notes and repayment of borrowings under the ABL Credit Facility and other long-term debt, the payment of issuance costs related to our 2027 Term Loan and higher repurchases of common stock to satisfy tax withholding requirements related to the issuance of stock under our incentive stock plans. These outflows were partially offset by the net proceeds received from the 2027 Term Loan issuance and borrowings under the ABL Credit Facility.
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
Reconciliations of income (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations, by segment, follow:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended September 30, 2023
Income (loss) from continuing operations	$(5)	$14	$(6)	$(30)	$(27)
Depreciation and amortization	32	3	1	—	36
Interest expense, net	—	—	—	19	19
Income tax benefit	—	—	—	(5)	(5)
EBITDA-continuing operations	27	17	(5)	(16)	23
Loss on debt extinguishment	—	—	—	1	1
Adjusted EBITDA-continuing operations	$27	$17	$(5)	$(15)	$24

Three Months Ended September 24, 2022
Income (loss) from continuing operations	$23	$12	$6	$(23)	$18
Depreciation and amortization	30	3	—	2	35
Interest expense, net	—	—	—	17	17
Income tax benefit	—	—	—	(2)	(2)
EBITDA and Adjusted EBITDA-continuing operations	$53	$15	$6	$(6)	$68

Nine Months Ended September 30, 2023
Income (loss) from continuing operations	$8	$30	$2	$(81)	$(41)
Depreciation and amortization	91	10	2	1	104
Interest expense, net	—	—	—	48	48
Income tax benefit	—	—	—	(11)	(11)
EBITDA-continuing operations	99	40	4	(43)	100
Pension settlement loss	—	—	—	2	2
Adjusted EBITDA-continuing operations	$99	$40	$4	$(41)	$102

Nine Months Ended September 24, 2022
Income (loss) from continuing operations	$22	$29	$5	$(87)	$(31)
Depreciation and amortization	83	10	1	2	96
Interest expense, net	—	—	—	49	49
Income tax expense	—	—	—	3	3
EBITDA-continuing operations	105	39	6	(33)	117
Pension settlement loss	—	—	—	1	1
Severance	—	—	—	4	4
Adjusted EBITDA-continuing operations	$105	$39	$6	$(28)	$122

EBITDA from continuing operations for the quarter ended September 30, 2023 decreased $45 million compared to the same prior year quarter, driven by the decrease in net sales across all segments, partially offset by lower input, logistics and maintenance costs. EBITDA from continuing operations for the nine months ended September 30, 2023 decreased $17 million compared to the same prior year period, driven by lower net sales in our Paperboard segment, higher labor costs and the impact of an extended maintenance outage in the prior year, partially offset by the increase in net sales in our High Purity Cellulose and High-Yield Pulp segments and lower input and logistics costs. See Results of Operations above for additional discussion of the changes in our operating results.
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
Cash flows of operating activities of continuing operations is reconciled to adjusted free cash flows as follows:

	Nine Months Ended
(in millions)	September 30, 2023	September 24, 2022
Cash provided by operating activities-continuing operations	$82	$7
Capital expenditures, net(a)	(55)	(92)
Adjusted free cash flows-continuing operations	$27	$(85)

(a)Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the nine months ended September 30, 2023 and September 24, 2022 were $40 million and $22 million, respectively.
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
Variable Interest Rates
As of September 30, 2023, we had $251 million of variable rate debt subject to interest rate risk. In the third quarter of 2023 we issued variable rate term loan financing of $250 million, which was used with cash on hand to redeem the $318 million outstanding principal balance of our fixed rate 2024 Notes. At this borrowing level, a hypothetical one percent change in interest rates would have resulted in a $2 million annual change in interest expense. At December 31, 2022, we had $4 million of variable rate debt subject to interest rate risk, for which a hypothetical one percent change in rates would have resulted in an immaterial change in interest expense for the period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed-rate debt at September 30, 2023 and December 31, 2022 was $440 million and $839 million, respectively, compared to its respective $517 million and $854 million principal amounts. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2023.
Internal Control over Financial Reporting
For the quarter ended September 30, 2023, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes our purchases of RYAM common stock during the quarter ended September 30, 2023:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Publicly Announced Plans or Programs(b)
July 2 to August 5	—	$—	—	$60,294,000
August 6 to September 2	—	$—	—	$60,294,000
September 3 to September 30	—	$—	—	$60,294,000
Total	—		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of September 30, 2023, $60 million of share repurchase authorization remains under the authorization declared by our Board of Directors.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)
Date: November 8, 2023