Form 10-Q
period 2024-03-30
RAYONIER ADVANCED MATERIALS INC.
filed 2024-05-08
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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

The registrant had 65,576,090 shares of common stock outstanding as of May 6, 2024.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2023 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2023
2026 Notes	$500 million original aggregate principal amount of 7.625 percent senior secured notes issued December 2020, due January 2026
2027 Term Loan	$250 million original aggregate principal amount of variable rate term loan entered into July 2023, maturing July 2027
2G	Second generation
ABL Credit Facility	5-year senior secured asset-based revolving credit facility due December 2025
ASU	Accounting Standards Update
AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
GRAS	Generally Recognized As Safe
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
TSR	Total shareholder return
U.S.	United States of America
USD	United States of America dollar
USDOC	United States Department of Commerce

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$387,656	$466,761
Cost of sales	(350,895)	(429,321)
Gross margin	36,761	37,440
Selling, general and administrative expense	(21,075)	(19,495)
Foreign exchange gain (loss)	2,911	(673)
Other operating expense, net	(1,522)	(678)
Operating income	17,075	16,594
Interest expense	(20,855)	(15,496)
Components of pension and OPEB, excluding service costs (Note 12)	920	(1,734)
Other income, net	1,270	306
Loss before income taxes	(1,590)	(330)
Income tax benefit (Note 13)	472	2,586
Equity in loss of equity method investment	(452)	(649)
Net income (loss)	$(1,570)	$1,607

Basic and Diluted earnings per common share (Note 10)
Net income (loss) per common share	$(0.02)	$0.02
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$(1,570)	$1,607
Other comprehensive income (loss), net of tax (Note 9)
Foreign currency translation adjustment	(4,481)	4,212
Unrealized gain on derivative instruments	41	55
Net loss on employee benefit plans	(14)	(127)
Total other comprehensive income (loss)	(4,454)	4,140
Comprehensive income (loss)	$(6,024)	$5,747
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	March 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$54,608	$75,768
Accounts receivable, net (Note 2)	183,049	197,457
Inventory (Note 3)	228,050	207,474
Income tax receivable	18,698	19,455
Prepaid and other current assets	61,152	74,904
Total current assets	545,557	575,058

Property, plant and equipment (net of accumulated depreciation of $1,824,097 and $1,797,529, respectively)	1,057,893	1,075,105
Deferred tax assets	344,631	345,181
Intangible assets, net	15,661	17,414
Other assets	171,304	169,942
Total assets	$2,135,046	$2,182,700

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$157,697	$186,226
Accrued and other current liabilities (Note 5)	141,908	154,488
Debt due within one year (Note 6)	23,056	25,283
Current environmental liabilities (Note 7)	9,829	9,833
Total current liabilities	332,490	375,830

Long-term debt (Note 6)	755,626	752,174
Non-current environmental liabilities (Note 7)	160,211	160,458
Pension and other postretirement benefits (Note 12)	99,207	101,493
Deferred tax liabilities	14,367	15,190
Other liabilities	31,395	31,108

Commitments and contingencies (Note 15)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 65,554,837 and 65,393,014 issued and outstanding, respectively	655	654
Additional paid-in capital	420,448	419,122
Retained earnings	371,018	372,588
Accumulated other comprehensive loss (Note 9)	(50,371)	(45,917)
Total stockholders’ equity	741,750	746,447
Total liabilities and stockholders’ equity	$2,135,046	$2,182,700
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended March 30, 2024
Balance at December 31, 2023	65,393,014	$654	$419,122	$372,588	$(45,917)	$746,447
Net loss	—	—	—	(1,570)	—	(1,570)
Other comprehensive loss, net of tax	—	—	—	—	(4,454)	(4,454)
Issuance of common stock under incentive stock plans	243,533	2	(2)	—	—	—
Stock-based compensation	—	—	1,780	—	—	1,780
Repurchase of common stock(a)	(81,710)	(1)	(452)	—	—	(453)
Balance at March 30, 2024	65,554,837	$655	$420,448	$371,018	$(50,371)	$741,750

Three months ended April 1, 2023
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net income	—	—	—	1,607	—	1,607
Other comprehensive income, net of tax	—	—	—	—	4,140	4,140
Issuance of common stock under incentive stock plans	1,700,494	17	(17)	—	—	—
Stock-based compensation	—	—	1,478	—	—	1,478
Repurchase of common stock(a)	(614,907)	(6)	(5,103)	—	—	(5,109)
Balance at April 1, 2023	65,106,348	$651	$414,406	$476,030	$(59,658)	$831,429

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating activities
Net income (loss)	$(1,570)	$1,607
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	33,283	35,257
Stock-based compensation expense	1,780	1,478
Net periodic benefit cost of pension and other postretirement plans	755	921
Unrealized (gain) loss on foreign currency	(1,899)	267
Other	3,062	2,152
Changes in operating assets and liabilities:
Accounts receivable	12,792	9,242
Inventories	(21,231)	28,600
Accounts payable	(14,320)	(6,971)
Accrued liabilities	(12,476)	(26,406)
Other	13,353	9,929
Contributions to pension and other postretirement plans	(2,264)	(4,687)
Cash provided by operating activities	11,265	51,389

Investing activities
Capital expenditures, net of proceeds	(32,561)	(21,180)
Investment in equity method investment	—	(168)
Cash used in investing activities	(32,561)	(21,348)

Financing activities
Borrowings of long-term debt	132,825	536
Repayments of long-term debt	(127,861)	(8,369)
Short-term financing, net	(1,709)	(647)
Debt issuance costs	(1,875)	—
Repurchase of common stock	(453)	(5,109)
Cash provided by (used in) financing activities	927	(13,589)

Net increase (decrease) in cash and cash equivalents	(20,369)	16,452
Net effect of foreign exchange on cash and cash equivalents	(791)	1,147
Balance, beginning of period	75,768	151,803
Balance, end of period	$54,608	$169,402

Supplemental cash flow information:
Interest paid	$(34,036)	$(18,841)
Income taxes refunded (paid), net	1,587	(3,029)
Capital assets purchased on account	23,495	30,041
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

1. Basis of Presentation
RYAM is a global leader of specialty cellulose materials with a broad offering of high purity cellulose specialties, a natural polymer used in the production of a variety of specialty chemical products, including liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. The Company’s specialized assets are also used to produce biofuels, bioelectricity and other biomaterials such as bioethanol and tall oils. The Company also produces a unique, lightweight multi-ply paperboard product, which is used for production in the commercial printing, lottery ticket and high-end packaging sectors, and a bulky, high-yield pulp product that is used by paperboard producers, as well as in traditional printing, writing and specialty paper manufacturing.
The unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these consolidated financial statements and notes reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s 2023 Form 10-K.
Recent Accounting Developments
Change in Accounting Policy
On January 1, 2024, the Company changed the method of valuation of its finished goods, work-in-process and raw materials inventories from first-in first-out to average cost. The Company believes the average cost method is preferable because it provides better matching of revenue and expense trends and is a better reflection of periodic income from operations. This change was not retrospectively applied to prior periods presented, as the overall effect of the change is not deemed material to the Company’s consolidated financial statements.
Accounting Pronouncements
There have been no new or recently adopted accounting pronouncements impacting the Company’s consolidated interim financial statements. The Company continues to evaluate the impacts of ASU 2023-05 “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” and ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” as previously disclosed in its 2023 Form 10-K.
Subsequent Events
Indefinite Suspension of Operations of Temiscaming High Purity Cellulose Plant
On April 29, 2024, the Company announced that it will suspend operations at its Temiscaming High Purity Cellulose plant, effective July 2, 2024, for an indefinite period. The decision does not affect the Temiscaming paperboard and high-yield pulp plants that support the Company’s High-Yield Pulp and Paperboard operating segments, which will continue to operate at full capacity while remaining part of an ongoing, previously announced, sales process. The effective date was determined as the latest possible date allowing enough lead time for the Company to properly execute the shutdown prior to the arrival of winter in the region. The High Purity Cellulose plant will be idled in a safe and environmentally sound manner. The Company will assess on an annual basis the possibility of restarting the Temiscaming High Purity Cellulose plant.
The indefinite suspension of operations will result in approximately 275 layoffs. In connection with the suspension of operations, the Company expects to incur one-time operating charges in 2024 of approximately $30 million, including mothball, severance and other employee costs. Further, the Company also expects to incur non-cash charges in 2024 related to impairments, the amounts of which will be assessed. While most 2024 cash costs associated with the suspension of operations will be incurred and paid in the third and fourth quarters, severance and other restructuring costs are expected to be paid over a period of time.
From 2021 through 2023, average maintenance capital expenditures for the Temiscaming High Purity Cellulose plant was $15 million. In 2023, the High Purity Cellulose plant incurred an operating loss of $60 million, including a non-cash asset impairment of $25 million. Working capital for the High Purity Cellulose plant was $31 million at the end of 2023.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Sale of Softwood Lumber Duty Rights
In August 2021, the Company completed the sale of its lumber and newsprint facilities. As part of the sale, the Company retained all refund rights, including interest, to softwood lumber duties paid by the Company from 2017 through 2021, and has accumulated a $40 million receivable as a result of USDOC administrative reviews. On May 6, 2024, the Company announced the sale of these rights, including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada.
2. Accounts Receivable, Net
Accounts receivable, net included the following:

	March 30, 2024	December 31, 2023
Accounts receivable, trade	$152,938	$166,137
Accounts receivable, other(a)	30,847	31,973
Allowance for credit loss	(736)	(653)
Accounts receivable, net	$183,049	$197,457

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
3. Inventory
Inventory included the following:

	March 30, 2024	December 31, 2023
Finished goods	$170,222	$147,930
Work-in-progress	5,157	6,987
Raw materials	47,014	46,120
Manufacturing and maintenance supplies	5,657	6,437
Inventory	$228,050	$207,474
4. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of March 30, 2024, the Company’s leases have remaining lease terms of less than one year to 12.6 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate.
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease cost	$1,710	$1,694

Finance lease cost
Amortization of ROU assets	106	99
Interest	23	30
Total lease cost	$1,839	$1,823

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Balance Sheet Location	March 30, 2024	December 31, 2023
Operating leases
ROU assets	Other assets	$17,271	$17,475
Lease liabilities, current	Accrued and other current liabilities	4,793	4,499
Lease liabilities, non-current	Other liabilities	14,161	14,666

Finance leases
ROU assets	Property, plant and equipment, net	986	1,078
Lease liabilities	Long-term debt	1,250	1,355

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$1,675	$1,581
Operating lease ROU assets obtained in exchange for lease liabilities	1,194	(80)
Finance lease cash flows were immaterial during each of the three months ended March 30, 2024 and April 1, 2023.

	March 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (in years)	5.3	5.5
Weighted average discount rate	8.3%	8.3%

Finance leases
Weighted average remaining lease term (in years)	2.6	2.8
Weighted average discount rate	7.0%	7.0%
Operating lease maturities as of March 30, 2024 were as follows:

Remainder of 2024	$4,619
2025	5,509
2026	4,397
2027	3,305
2028	2,064
Thereafter	4,094
Total minimum lease payments	23,988
Less: imputed interest	(5,034)
Present value of future minimum lease payments	$18,954

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
5. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	March 30, 2024	December 31, 2023
Accrued customer incentives	$33,792	$30,036
Accrued payroll and benefits	16,778	13,552
Accrued interest	16,491	32,256
Accrued income taxes	4,595	4,605
Accrued property and other taxes	4,596	2,547
Deferred revenue(a)	23,781	24,061
Other current liabilities(b)	41,875	47,431
Accrued and other current liabilities	$141,908	$154,488

(a)Included at March 30, 2024 and December 31, 2023 was CAD $25 million (USD $18 million and $19 million, respectively) associated with funds received in 2021 for CEWS. All CEWS claims are subject to mandatory audit. The Company will recognize amounts from these claims in income at the time there is sufficient evidence that it will not be required to repay such amounts.
(b)Included at March 30, 2024 and December 31, 2023 were $14 million and $13 million, respectively, of energy-related payables associated with Tartas facility operations.
6. Debt and Finance Leases
Debt and finance leases included the following:

	March 30, 2024	December 31, 2023
ABL Credit Facility due December 2025: $131 million net availability, bearing interest of 7.42% (5.42% adjusted SOFR plus 2.00% margin) at March 30, 2024	$—	$—
Term Loan due July 2027: bearing interest of 13.30% (5.30% three-month Term SOFR plus 8.00% margin) at March 30, 2024	248,750	250,000
7.625% Senior Secured Notes due January 2026	464,640	464,640
5.50% CAD-based term loan due April 2028	28,074	30,479
Other loans(a)	51,783	44,754
Short-term factoring facility	3,493	5,292
Finance lease obligations	1,250	1,355
Total principal payments due	797,990	796,520
Less: unamortized premium, discount and issuance costs	(19,308)	(19,063)
Total debt	778,682	777,457
Less: debt due within one year	(23,056)	(25,283)
Long-term debt	$755,626	$752,174

(a)Consist of loans for energy projects and other loans intended for use in biomaterials projects in France.
Term Loan
In January 2024, the Company amended the 2027 Term Loan to increase the maximum consolidated secured net leverage ratio that it must maintain in the fourth quarter of 2023 and through its 2024 fiscal year (see below). In addition, should the Company exceed the 4.50 to 1.00 maximum ratio established by the original agreement in any of these quarters, it will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. The Company incurred total fees of $3 million related to this amendment, including $1 million in legal and advisory fees recorded to “selling, general and administrative expense” in the consolidated statements of operations in the fourth quarter of 2023, and $2 million in lender fees recorded as deferred financing costs in the first quarter of 2024 that will be amortized to “interest expense” over the remaining term of the loan.

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
•4.75 to 1.00 for the fourth fiscal quarter of 2024; and
•4.50 to 1.00 for each fiscal quarter thereafter.
At March 30, 2024, the Company was in compliance with all covenants under its debt agreements.
As of March 30, 2024, the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2024	$18,713
2025	19,003
2026	483,691
2027	245,664
2028	9,967
Thereafter	19,702
Total debt principal payments	$796,740
7. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the three months ended March 30, 2024:

Balance at December 31, 2023	$170,291
Increase in liabilities	653
Payments	(796)
Foreign currency adjustments	(108)
Balance at March 30, 2024	170,040
Less: current portion	(9,829)
Non-current environmental liabilities	$160,211
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 30, 2024, the Company estimates this exposure could range up to approximately $85 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
8. Fair Value Measurements
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	March 30, 2024	December 31, 2023
Carrying amount of fixed rate debt(a)	$541,455	$536,393
Fair value of fixed rate debt	501,587	497,563

(a)Excludes finance lease obligations.
9. Accumulated Other Comprehensive Loss

	Three Months Ended
	March 30, 2024	April 1, 2023
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(33,537)	$(43,694)
Reclassifications to earnings(a)
Amortization of gain	(196)	(176)
Amortization of prior service cost	181	13
Income tax on reclassifications	1	36
Net comprehensive loss on employee benefit plans, net of tax	(14)	(127)
Balance, end of period	(33,551)	(43,821)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(373)	(567)
Reclassifications to earnings - foreign currency exchange contracts(b)	47	63
Income tax on reclassifications	(6)	(8)
Net comprehensive gain on derivative instruments, net of tax	41	55
Balance, end of period	(332)	(512)

Foreign currency translation
Balance, beginning of period	(12,007)	(19,537)
Foreign currency translation adjustment, net of tax(c)	(4,481)	4,212
Balance, end of period	(16,488)	(15,325)

Accumulated other comprehensive loss, end of period	$(50,371)	$(59,658)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 12—Employee Benefit Plans for further information.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
10. Earnings Per Common Share
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss) available for common stockholders	$(1,570)	$1,607

Shares used for determining basic earnings per share of common stock	65,447,454	64,504,200
Dilutive effect of:
Stock options	—	531
Performance and restricted stock	—	2,091,922
Shares used for determining diluted earnings per share of common stock	65,447,454	66,596,653
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Stock options	—	162,171
Performance and restricted stock	3,635,379	96,769
Total anti-dilutive instruments	3,635,379	258,940
11. Incentive Stock Plans
Stock-based compensation expense was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Stock-based compensation expense	$1,780	$1,478
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first quarter of 2024. The 2024 restricted stock unit awards cliff vest after three years. The 2024 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 percent and 200 percent of the target award for each of the TSR and adjusted EBITDA metrics. Performance below threshold for each metric would result in zero payout. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2024, the performance-based awards granted in 2021 vested without meeting the performance thresholds, resulting in no stock units or cash being awarded.
The following table summarizes the 2024 activity of the Company’s incentive stock awards:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	46,798	$37.77	1,886,694	$6.01	1,370,601	$7.83
Granted	—	—	389,799	3.79	568,812	4.50
Forfeited	—	—	(41,348)	5.17	(293,790)	11.41
Exercised or settled	—	—	(245,389)	10.52	—	—
Expired or cancelled	(46,798)	29.52	—	—	—	—
Outstanding at March 30, 2024	—	$—	1,989,756	$5.04	1,645,623	$6.12

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
During the three months ended April 1, 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain wound-up Canadian pension plans. The settlement was recognized in “components of pension and OPEB, excluding service costs” in the Company’s consolidated statements of operations.
The following table presents the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Service cost	$1,537	$1,217	$138	$287
Interest cost	6,923	7,145	248	357
Expected return on plan assets	(8,076)	(7,922)	—	—
Amortization of prior service cost (credit)	205	37	(24)	(24)
Amortization of gain	(11)	(122)	(185)	(54)
Pension settlement loss	—	2,317	—	—
Net periodic benefit cost	$578	$2,672	$177	$566
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit) and amortization of gain are included in “components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
13. Income Taxes
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Loss before income taxes	$(1,590)	$(330)
Effective tax rate	29.7%	783.6%
The effective tax rate for the three months ended March 30, 2024 differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, partially offset by return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
The effective tax rate for the three months ended April 1, 2023 was not meaningful due to near break-even pretax income for the period, which results in any discrete tax adjustments significantly impacting the rate. The largest adjustments creating a difference between the effective tax rate and the federal statutory rate of 21 percent were an excess tax benefit on vested stock compensation and return-to-accrual adjustments related to previously filed tax returns.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Deferred Taxes
As of March 30, 2024 and December 31, 2023, the Company’s net DTA included $14 million and $15 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
14. Segments
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
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended
	March 30, 2024	April 1, 2023
High Purity Cellulose
Cellulose Specialties	$194,423	$226,665
Commodity Products	90,001	124,040
Other sales(a)	22,384	23,489
Total High Purity Cellulose	306,808	374,194
Paperboard	52,960	58,994
High-Yield Pulp	34,326	41,860
Eliminations	(6,438)	(8,287)
Net sales	$387,656	$466,761

(a)Included sales of bioelectricity, lignosulfonates and other by-products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended
	March 30, 2024	April 1, 2023
High Purity Cellulose	$20,741	$12,934
Paperboard	7,909	9,734
High-Yield Pulp	(671)	7,256
Corporate	(10,904)	(13,330)
Operating income (loss)	$17,075	$16,594
Identifiable assets by segment were as follows:

	March 30, 2024	December 31, 2023
High Purity Cellulose	$1,485,599	$1,510,076
Paperboard	101,873	105,804
High-Yield Pulp	48,028	43,811
Corporate	499,546	523,009
Total assets	$2,135,046	$2,182,700

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
15. Commitments and Contingencies
Commitments
The Company had no material changes to the purchase obligations presented in its 2023 Form 10-K that were outside the normal course of business during the three months ended March 30, 2024. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips.
The Company leases certain buildings, machinery and equipment under various operating and finance leases. See Note 4—Leases for further information.
Litigation and Contingencies
Duties on Canadian Softwood Lumber Sold to the U.S.
The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada, and exported softwood lumber into the U.S. from Canada. In connection with these exports, the Company paid approximately $112 million of softwood lumber duties between 2017 and August 2021, including $1 million of ancillary fees, which were recorded as expense in the periods incurred. As part of the sale of its lumber assets, the Company retained all rights and obligations to softwood duties generated or incurred through the closing date of the sale. As of March 30, 2024, the Company had a $40 million long-term receivable associated with the USDOC’s determinations of the revised duty rates for 2017 through 2021. This amount does not include interest, which will be due on any amounts refunded. The Company estimates that interest earned on the total amount of softwood lumber duties paid will exceed $10 million.
On May 6, 2024, the Company announced the sale of these rights, including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada.
Other
In addition to the above, the Company is engaged in various legal and regulatory actions and proceedings and has been named as a defendant in various lawsuits and claims arising in the ordinary course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its business, the Company has, in certain cases, retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, business interruption and general liability. These other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 30, 2024, the Company had net exposure of $34 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $89 million as of March 30, 2024, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $30 million at March 30, 2024.

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
As of March 30, 2024, all of the Company’s collective bargaining agreements covering its unionized employees were current. As of the filing of this report, collective bargaining agreements covering approximately 235 unionized employees were expired at the Fernandina plant. The employees have continued to work under the terms of the expired contracts while negotiations continue. While there can be no assurances, the Company expects to reach agreement with the unions. However, a work stoppage could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and with our 2023 Form 10-K and information contained in subsequent Forms 8-K and other reports filed with the SEC.
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
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The risk factors contained in Item 1A—Risk Factors of our 2023 Form 10-K, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this report.
Forward-looking statements are only as of the date of the filing of this Quarterly Report on Form 10-Q and we undertake no duty to update its forward-looking statements except as required by law. You are advised to review any disclosures that we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-K, 10-Q, 8-K and other reports.
Business Overview
We are a global leader of specialty cellulose materials with a broad offering of high purity cellulose specialties, a natural polymer used in the production of a variety of specialty chemical products, including liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. Building upon more than 95 years of experience in cellulose chemistry, we provide some of the highest quality high-purity cellulose pulp products that make up the essential building blocks for our customers’ products while providing exceptional service and value. Our specialized assets are also used to produce biofuels, bioelectricity and other biomaterials such as bioethanol and tall oils. We also produce a unique, lightweight multi-ply paperboard product and a bulky, high-yield pulp product. Our paperboard is used for production in the commercial printing, lottery ticket and high-end packaging sectors. Our high-yield pulp is used by paperboard producers, as well as in traditional printing, writing and specialty paper manufacturing.
We operate in three business segments: High Purity Cellulose, Paperboard and High-Yield Pulp.
Recent Business Developments
•In May 2024, we announced the sale of our refund rights, including interest, related to softwood lumber duties paid from 2017 through 2021 for $39 million. See Note 1—Basis of Presentation to our Financial Statements for further information.
•In April 2024, we announced the suspension of operations at our Temiscaming High Purity Cellulose plant, effective July 2, 2024, for an indefinite period. See Note 1—Basis of Presentation to our Financial Statements for further information.
•In January 2024, we amended our 2027 Term Loan agreement to increase the maximum consolidated secured net leverage ratio that we must maintain in the fourth quarter of 2023 and through fiscal year 2024. In addition, should we exceed the maximum ratio established by the original agreement during this period, we will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. See Note 6—Debt and Finance Leases to our Financial Statements for further information.

2024 Outlook
In October 2023, we announced that we are exploring the potential sale of our Paperboard and High-Yield Pulp assets located at our Temiscaming site. The potential sale is consistent with our commitment to align our portfolio with our long-term growth strategy and provide flexibility to pay down debt, reduce leverage and minimize earnings volatility. The sales process is progressing, albeit slower than originally anticipated, as buyers work through the complexity of carving out these assets from existing operations and consider the impact of the indefinite suspension of the Temiscaming High Purity Cellulose plant. While the suspension and asset sale decisions affecting the Temiscaming site have been approached and carried out independently, we believe the suspension will bring clarity to the asset sale diligence process by validating that these assets can be efficiently run separately.
The indefinite suspension of operations at the Temiscaming High Purity Cellulose plant, announced on April 29, 2024, is anticipated to mitigate the plant’s ongoing operating losses and high capital needs and improve our consolidated free cash flow. We realized an $18 million Adjusted EBITDA loss from these operations in 2023 and invested an average of $15 million in capital expenditures over the past three years; however, any future operational loss reductions will be partially offset by stranded costs. In connection with the suspension of operations, we expect to incur one-time operating charges in 2024 of approximately $30 million, including mothball, severance and other employee costs. Further, we also expect to incur non-cash charges in 2024 related to impairments. Overall, we expect that for 2024, the indefinite suspension of the Temiscaming High Purity Cellulose plant will be marginally positive to Adjusted EBITDA and will increase free cash flow by $15 million to $20 million as lower capital expenditures and benefits from the monetization of working capital are expected to more than offset the one-time and other cash costs associated with the suspension of operations.
On May 6, 2024, we announced the sale of our refund rights, including interest, related to softwood lumber duties paid from 2017 through 2021 for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada.
The following market assessment represents our current outlook of our business segments’ future performance.
High Purity Cellulose
Average sales prices for cellulose specialties in 2024 are expected to increase by a low single-digit percentage as compared to average sales prices in 2023 as the Company prioritizes value over volume. Sales volumes for cellulose specialties are expected to be comparable to 2023 driven by increased volumes from the closure of a competitor’s plant and a modest increase in ethers sales, offset by a one-time favorable impact from a change in customer contract terms in the prior year quarter and customer destocking in the acetate markets. Demand for RYAM commodity products remains stable as prices are expected to be flat to 2023, despite a difficult comparison to the first quarter of 2023. Commodity sales volumes are expected to decline in 2024 as we suspend operations at our Temiscaming High Purity Cellulose plant for the second half of 2024. Costs are expected to be lower in 2024 driven by lower key input and logistics costs, improved productivity and the indefinite suspension of operations at the Temiscaming High Purity Cellulose plant. Our bioethanol facility in Tartas, France became operational in the first quarter of 2024 and is expected to deliver $3 million to $4 million of EBITDA in 2024, growing to $8 million to $10 million beginning in 2025. EBITDA is expected to decrease in the second quarter of 2024 compared to the first quarter of 2024 due to the annual planned maintenance outage at Jesup, but stronger than the second quarter of 2023.
Paperboard
Paperboard prices in 2024 are expected to remain relatively stable compared to the first quarter of 2024, while sales volumes are expected to improve due to improved customer demand. Raw material prices are expected to increase as purchased pulp prices are forecast to increase from the first quarter 2024 levels. Overall, EBITDA is expected to increase sequentially.
High-Yield Pulp
High-Yield Pulp prices are expected to improve slightly in the second quarter and increase further in the second half of 2024, while sales volumes are expected to remain stable sequentially and then increase in the second half of 2024. Overall, we expect to generate positive EBITDA from this segment in the coming quarter.
Corporate
Corporate costs are expected to be flat or increase slightly in 2024 as we continue our ERP implementation. The project will enhance our operating and reporting systems and is expected to drive additional improvements and efficiencies beginning in 2025.

Biomaterials Strategy
We continue to invest in new products to provide both increased end market diversity and incremental profitability. These new products will target the growing green energy and products markets. The successful shipment of our first production of 2G bioethanol from our Tartas, France bioethanol facility is a significant milestone towards our goal of generating $42 million of annual EBITDA from these new products by 2027. Recent achievements include receiving conditional GRAS regulatory approval for a prebiotics product and moving forward with plans for a bioethanol facility in Fernandina Beach. We are also advancing various other projects and are in the process of securing green capital to support these efforts. Updates on the progress of these initiatives will be provided throughout the year.
Results of Operations

	Three Months Ended
(in millions, except percentages)	March 30, 2024	April 1, 2023
Net sales	$388	$467
Cost of sales	(351)	(430)
Gross margin	37	37
Selling, general and administrative expense	(21)	(19)
Foreign exchange gain	3	—
Other operating expense, net	(2)	(1)
Operating income	17	17
Interest expense	(21)	(15)
Components of pension and OPEB, excluding service costs	1	(2)
Other income, net	1	—
Loss before income taxes	(2)	—
Income tax benefit	—	3
Equity in loss of equity method investment	—	(1)
Net income (loss)	$(2)	$2

Gross margin %	9.5%	7.9%
Operating margin %	4.4%	3.6%
Effective tax rate	29.7%	783.6%
Net Sales

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
High Purity Cellulose	$307	$374
Paperboard	53	59
High-Yield Pulp	34	42
Eliminations	(6)	(8)
Net sales	$388	$467
Net sales for the quarter ended March 30, 2024 decreased $79 million, or 17 percent, compared to the prior year quarter driven by lower sales prices in commodity products, Paperboard and High-Yield Pulp and lower sales volumes in cellulose specialties and commodity products, partially offset by higher sales prices in cellulose specialties and higher sales volumes in High-Yield Pulp. See Operating Results by Segment below for further discussion.

Operating Income

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
High Purity Cellulose	$21	$13
Paperboard	8	10
High-Yield Pulp	(1)	7
Corporate	(11)	(13)
Operating income	$17	$17
Operating income for the quarter ended March 30, 2024 was flat compared to the prior year quarter as lower key input and logistics costs and a decrease in Corporate expense items were offset by the decrease in net sales across all segments. See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense increased $6 million during the quarter ended March 30, 2024 compared to the prior year quarter driven by an increase in the average effective interest rate on debt, partially offset by a decrease in the average outstanding balance of debt. Total debt decreased $67 million from April 1, 2023 to March 30, 2024.
Included in non-operating other income in the quarter ended March 30, 2024 was a $1 million impact from favorable foreign exchange rates in the current quarter.
Included in non-operating expense in the quarter ended April 1, 2023 was a $2 million pension settlement loss.
Income Taxes
The effective tax benefit rate for the quarter ended March 30, 2024 was 30 percent. The 2024 effective tax rate differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, partially offset by return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
The effective tax rate for the quarter ended April 1, 2023 was not meaningful due to near break-even pretax income for the period, which results in any discrete tax adjustments significantly impacting the rate. The largest adjustments creating a difference between the effective tax rate and the federal statutory rate of 21 percent were an excess tax benefit on vested stock compensation and return-to-accrual adjustments related to previously filed tax returns.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions, unless otherwise stated)	March 30, 2024	April 1, 2023
Net sales	$307	$374
Operating income	$21	$13
Average sales prices ($ per MT)	$1,299	$1,322
Sales volumes (thousands of MTs)	219	265

Net Sales

	Three Months Ended April 1, 2023	Changes Attributable to:		Three Months Ended March 30, 2024
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$227	$4	$(37)	$194
Commodity products	124	(18)	(16)	90
Other sales(a)	23	—	—	23
Net sales	$374	$(14)	$(53)	$307

(a)Included sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the quarter decreased $67 million compared to the prior year quarter. Included in each of the current and prior year quarters were $23 million of other sales primarily from bio-based energy and lignosulfonates. Despite a 2 percent increase in cellulose specialties prices, total sales prices decreased 2 percent due to an 11 percent decrease in commodity prices. Total sales volumes decreased 17 percent driven by 16 percent and 18 percent decreases in cellulose specialties and commodity volumes, respectively. Increased cellulose specialties sales volumes resulting from the closure of a competitor’s plant in late 2023 and an uptick in ethers sales were more than offset by customer destocking in acetate products and the one-time favorable impact from a change in customer contract terms in the prior year quarter. The decrease in commodity sales volumes was primarily driven by lower production in favor of cellulose specialties production as we built inventory ahead of Jesup’s second quarter planned maintenance outage.
Operating Income

	Three Months Ended April 1, 2023	Gross Margin Changes Attributable to:				Three Months Ended March 30, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$13	$(14)	$(32)	$55	$(1)	$21
Operating margin %	3.5%	(3.8)%	(10.5)%	17.9%	(0.3)%	6.8%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the quarter increased $8 million compared to the prior year quarter driven by the higher cellulose specialties sales prices, decreased key input and logistics costs and improved productivity, partially offset by the lower cellulose specialties sales volumes, lower commodity sales prices and volumes and $7 million of energy cost benefits in the prior year quarter from sales of excess emission allowances that did not repeat in the current quarter.
Paperboard

	Three Months Ended
(in millions, unless otherwise stated)	March 30, 2024	April 1, 2023
Net sales	$53	$59
Operating income	$8	$10
Average sales prices ($ per MT)	$1,382	$1,568
Sales volumes (thousands of MTs)	38	38
Net Sales

	Three Months Ended April 1, 2023	Changes Attributable to:		Three Months Ended March 30, 2024
(in millions)		Price	Volume/Mix
Net sales	$59	$(7)	$1	$53
Net sales of our Paperboard segment for the quarter decreased $6 million compared to the prior year quarter driven by a 12 percent decrease in sales prices due to market-driven demand declines and mix, partially offset by a slight increase in sales volumes.

Operating Income

	Three Months Ended April 1, 2023	Gross Margin Changes Attributable to:				Three Months Ended March 30, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$10	$(7)	$—	$5	$—	$8
Operating margin %	16.9%	(11.2)%	—%	9.4%	—%	15.1%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the quarter decreased $2 million compared to the prior year quarter driven by the lower sales prices, partially offset by lower purchased pulp costs.
High-Yield Pulp

	Three Months Ended
(in millions, unless otherwise stated)	March 30, 2024	April 1, 2023
Net sales	$34	$42
Operating income (loss)	$(1)	$7
Average sales prices ($ per MT)(a)	$559	$769
Sales volumes (thousands of MTs)(a)	50	43

(a)External sales only. During the quarters ended March 30, 2024 and April 1, 2023, the High-Yield Pulp segment sold 16,000 MTs and 17,000 MTs of high-yield pulp to the Paperboard segment for $7 million and $8 million, respectively.
Net Sales

	Three Months Ended April 1, 2023	Changes Attributable to:		Three Months Ended March 30, 2024
(in millions)		Price	Volume/Mix
Net sales	$42	$(12)	$4	$34
Net sales of our High-Yield Pulp segment for the quarter decreased $8 million compared to the prior year quarter driven by a 27 percent decrease in sales prices due to market supply dynamics in China, partially offset by a 16 percent increase in sales volumes.
Operating Income (Loss)

	Three Months Ended April 1, 2023	Gross Margin Changes Attributable to:				Three Months Ended March 30, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$7	$(12)	$2	$2	$—	$(1)
Operating margin %	16.7%	(33.3)%	7.8%	5.9%	—%	(2.9)%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the quarter declined $8 million compared to the prior year quarter driven by the lower sales prices, partially offset by the higher sales volumes and lower logistics costs.
Corporate

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Operating loss	$(11)	$(13)

The Corporate operating loss for the quarter decreased $2 million compared to the prior year quarter driven by more favorable foreign exchange rates in the current quarter, partially offset by higher discounting and financing fees in the current quarter.
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
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We did not repurchase any shares under this program during the three months ended March 30, 2024 and April 1, 2023, and do not expect to utilize any of the remaining $60 million in unused authorization in the future.
Our non-guarantor subsidiaries had assets of $450 million, liabilities of $400 million, year-to-date revenue of $56 million and a trailing twelve month ABL Credit Facility and Term Loan covenant EBITDA for continuing operations of $15 million as of March 30, 2024.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	March 30, 2024	December 31, 2023
Cash and cash equivalents	$55	$76
Availability under the ABL Credit Facility(a)(b)	131	118
Total debt(b)	779	777
Stockholders’ equity	742	747
Total capitalization (total debt plus stockholders’ equity)	1,521	1,524
Debt to capital ratio	51%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At March 30, 2024, we had $164 million of gross availability and net available borrowings of $131 million after taking into account outstanding letters of credit of $33 million. In addition to the availability under the ABL Credit Facility, we have $13 million available under our accounts receivable factoring line of credit in France.
(b)See Note 6—Debt and Finance Leases to our Financial Statements for further information.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments outside the ordinary course of business during the three months ended March 30, 2024. See Note 15—Commitments and Contingencies to our Financial Statements for further information.

Debt
In January 2024, we amended the 2027 Term Loan to increase the maximum consolidated secured net leverage ratio that we must maintain beginning in the fourth quarter of 2023 and through our 2024 fiscal year. The amendment provides us with the operational flexibility to execute our strategic initiatives in 2024. Should we exceed the maximum ratio established by the original agreement in any of these quarters, we will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. As of March 30, 2024 we were in compliance with all financial and other customary covenants under our 2027 Term Loan and other credit agreements. See Note 6—Debt and Finance Leases to our Financial Statements for further information.
Cash Flows

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Cash flows provided by (used in):
Operating activities	$12	$51
Investing activities	(33)	(21)
Financing activities	1	(14)
Cash provided by operating activities decreased $39 million primarily due to net cash outflows from working capital in the current year compared to net inflows in the prior year and higher payments of interest on long-term debt, partially offset by higher payments in the prior year on deferred energy liabilities associated with our Tartas facility operations and the receipt of net tax refunds in the current year compared to net tax payments in the prior year.
Cash used in investing activities increased $12 million due to higher capital spending.
Cash used in financing activities decreased $15 million primarily due to net borrowings of long-term debt in the current year compared to net repayments in the prior year and a decrease in repurchases of common stock to satisfy tax withholding requirements related to the issuance of stock under our incentive stock plans, partially offset by debt issuance costs paid in the current year.
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
Net income (loss) is reconciled to EBITDA and Adjusted EBITDA, by segment, as follows:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended March 30, 2024
Net income (loss)	$21	$8	$(1)	$(30)	$(2)
Depreciation and amortization	29	4	1	—	34
Interest expense, net	—	—	—	20	20
Income tax benefit	—	—	—	—	—
EBITDA and Adjusted EBITDA	$50	$12	$—	$(10)	$52

Three Months Ended April 1, 2023
Net income (loss)	$13	$10	$7	$(28)	$2
Depreciation and amortization	31	3	1	—	35
Interest expense, net	—	—	—	15	15
Income tax benefit	—	—	—	(3)	(3)
EBITDA	44	13	8	(16)	49
Pension settlement loss	—	—	—	2	2
Adjusted EBITDA	$44	$13	$8	$(14)	$51
EBITDA for the quarter ended March 30, 2024 increased $3 million compared to the prior year quarter driven by lower key input and logistics costs, improved productivity and a decrease in Corporate expense items, partially offset by the decrease in net sales across all segments. See Results of Operations above for additional discussion of the changes in our operating results.
Adjusted Free Cash Flow
Adjusted free cash flow is defined as cash provided by operating activities adjusted for capital expenditures, net of proceeds from the sale of assets and excluding strategic capital expenditures deemed discretionary by management. Adjusted free cash flow is a non-GAAP financial measure of cash generated during a period, which is available for debt reduction, strategic capital expenditures, acquisitions and repurchases of our common stock. Adjusted free cash flow is not necessarily indicative of the adjusted free cash flow that may be generated in future periods.
Cash provided by operating activities is reconciled to adjusted free cash flow as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Cash provided by operating activities	$12	$51
Capital expenditures, net(a)	(28)	(15)
Adjusted free cash flow	$(16)	$36

(a)Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the three months ended March 30, 2024 and April 1, 2023 were $5 million and $6 million, respectively.
Adjusted free cash flow decreased primarily due to changes in working capital and higher capital expenditures. See Liquidity and Capital Resources—Cash Flows above for additional discussion of our operating cash flows.

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
Variable Interest Rates
As of March 30, 2024 and December 31, 2023, we had $252 million and $255 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would have resulted in a $2 million change in interest expense for each of the respective periods.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed-rate debt at March 30, 2024 and December 31, 2023 was $502 million and $498 million, respectively, compared to their respective $544 million and $540 million principal amounts. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 30, 2024.
Internal Control over Financial Reporting
For the quarter ended March 30, 2024, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The Company is engaged in various legal and regulatory actions and proceedings and has been named as a defendant in various lawsuits and claims arising in the ordinary course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its business, the Company has, in certain cases, retained some risk through the operation of self-insurance, primarily in the areas of workers’ compensation, property insurance, business interruption and general liability. While there can be no assurance, the ultimate outcomes of these actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes or updates to the risk factors previously disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended March 30, 2024:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
January 1 to February 3	5,361	$4.17	—	$60,294,000
February 4 to March 2	76,349	$3.78	—	$60,294,000
March 3 to March 30	—	$—	—	$60,294,000
Total	81,710		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of March 30, 2024, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
(c) During the quarter ended March 30, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
18	Preferability Letter from Grant Thornton LLP	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)

Date: May 8, 2024