Form 10-Q
period 2024-06-29
RAYONIER ADVANCED MATERIALS INC.
filed 2024-08-07
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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

The registrant had 65,892,698 shares of common stock outstanding as of August 5, 2024.

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

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$419,045	$385,413	$806,701	$852,174
Cost of sales	(370,736)	(370,785)	(721,631)	(800,106)
Gross margin	48,309	14,628	85,070	52,068
Selling, general and administrative expense	(21,809)	(17,996)	(42,884)	(37,491)
Foreign exchange gain (loss)	558	(1,461)	3,469	(2,134)
Indefinite suspension charges (Note 2)	(6,626)	—	(6,626)	—
Other operating income (expense), net	7,765	(1,627)	6,243	(2,305)
Operating income (loss)	28,197	(6,456)	45,272	10,138
Interest expense	(21,270)	(15,438)	(42,125)	(30,934)
Components of pension and OPEB, excluding service costs (Note 14)	197	399	1,117	(1,335)
Other income, net	651	3,307	1,921	3,613
Income (loss) from continuing operations before income tax	7,775	(18,188)	6,185	(18,518)
Income tax benefit (Note 15)	849	3,249	1,321	5,835
Equity in loss of equity method investment	(451)	(683)	(903)	(1,332)
Income (loss) from continuing operations	8,173	(15,622)	6,603	(14,015)
Income (loss) from discontinued operations, net of tax (Note 3)	3,217	(1,128)	3,217	(1,128)
Net income (loss)	$11,390	$(16,750)	$9,820	$(15,143)

Basic and Diluted earnings per common share (Note 12)
Income (loss) from continuing operations	$0.12	$(0.24)	$0.10	$(0.22)
Income (loss) from discontinued operations	0.05	(0.02)	0.05	(0.02)
Net income (loss)	$0.17	$(0.26)	$0.15	$(0.24)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$11,390	$(16,750)	$9,820	$(15,143)
Other comprehensive income (loss), net of tax (Note 11)
Foreign currency translation adjustment	(2,007)	(109)	(6,488)	4,103
Unrealized gain on derivative instruments	39	48	80	103
Net gain (loss) on employee benefit plans	2,462	(2,240)	2,448	(2,367)
Total other comprehensive income (loss)	494	(2,301)	(3,960)	1,839
Comprehensive income (loss)	$11,884	$(19,051)	$5,860	$(13,304)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	June 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$114,146	$75,768
Accounts receivable, net (Note 4)	203,541	197,457
Inventory (Note 5)	225,474	207,474
Income tax receivable	17,435	19,455
Prepaid and other current assets	74,357	74,904
Total current assets	634,953	575,058

Property, plant and equipment (net of accumulated depreciation of $1,846,547 and $1,797,529, respectively)	1,056,945	1,075,105
Deferred tax assets	343,223	345,181
Intangible assets, net	13,909	17,414
Other assets	147,942	169,942
Total assets	$2,196,972	$2,182,700

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$186,009	$186,226
Accrued and other current liabilities (Note 7)	155,764	154,488
Debt due within one year (Note 8)	25,002	25,283
Current environmental liabilities (Note 9)	9,825	9,833
Total current liabilities	376,600	375,830

Long-term debt (Note 8)	752,751	752,174
Non-current environmental liabilities (Note 9)	159,971	160,458
Pension and other postretirement benefits (Note 14)	94,693	101,493
Deferred tax liabilities	13,869	15,190
Other liabilities	43,954	31,108

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 65,890,093 and 65,393,014 issued and outstanding, respectively	659	654
Additional paid-in capital	421,944	419,122
Retained earnings	382,408	372,588
Accumulated other comprehensive loss (Note 11)	(49,877)	(45,917)
Total stockholders’ equity	755,134	746,447
Total liabilities and stockholders’ equity	$2,196,972	$2,182,700
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended June 29, 2024
Balance at March 30, 2024	65,554,837	$655	$420,448	$371,018	$(50,371)	$741,750
Net income	—	—	—	11,390	—	11,390
Other comprehensive income, net of tax	—	—	—	—	494	494
Issuance of common stock under incentive stock plans	378,301	4	(4)	—	—	—
Stock-based compensation	—	—	1,690	—	—	1,690
Repurchase of common stock(a)	(43,045)	—	(190)	—	—	(190)
Balance at June 29, 2024	65,890,093	$659	$421,944	$382,408	$(49,877)	$755,134

Three months ended July 1, 2023
Balance at April 1, 2023	65,106,348	$651	$414,406	$476,030	$(59,658)	$831,429
Net loss	—	—	—	(16,750)	—	(16,750)
Other comprehensive loss, net of tax	—	—	—	—	(2,301)	(2,301)
Issuance of common stock under incentive stock plans	266,321	3	(3)	—	—	—
Stock-based compensation	—	—	1,893	—	—	1,893
Repurchase of common stock(a)	(29,251)	—	(254)	—	—	(254)
Balance at July 1, 2023	65,343,418	$654	$416,042	$459,280	$(61,959)	$814,017

Six months ended June 29, 2024
Balance at December 31, 2023	65,393,014	$654	$419,122	$372,588	$(45,917)	$746,447
Net income	—	—	—	9,820	—	9,820
Other comprehensive loss, net of tax	—	—	—	—	(3,960)	(3,960)
Issuance of common stock under incentive stock plans	621,834	6	(6)	—	—	—
Stock-based compensation	—	—	3,470	—	—	3,470
Repurchase of common stock(a)	(124,755)	(1)	(642)	—	—	(643)
Balance at June 29, 2024	65,890,093	$659	$421,944	$382,408	$(49,877)	$755,134

Six months ended July 1, 2023
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net loss	—	—	—	(15,143)	—	(15,143)
Other comprehensive income, net of tax	—	—	—	—	1,839	1,839
Issuance of common stock under incentive stock plans	1,966,815	20	(20)	—	—	—
Stock-based compensation	—	—	3,371	—	—	3,371
Repurchase of common stock(a)	(644,158)	(6)	(5,357)	—	—	(5,363)
Balance at July 1, 2023	65,343,418	$654	$416,042	$459,280	$(61,959)	$814,017

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating activities
Net income (loss)	$9,820	$(15,143)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Income) loss from discontinued operations	(3,217)	1,128
Depreciation and amortization	66,794	67,689
Stock-based compensation expense	3,470	3,371
Deferred income tax benefit	(955)	(2,312)
Net periodic benefit cost of pension and other postretirement plans	2,223	2,045
Unrealized (gain) loss on foreign currency	(2,669)	1,669
(Gain) loss on disposal of property, plant and equipment	1,637	(1,376)
Other	6,128	2,927
Changes in operating assets and liabilities:
Accounts receivable	(9,708)	36,139
Inventories	(18,914)	46,680
Accounts payable	3,934	3,181
Accrued liabilities	4,721	(27,981)
Duty refund rights	40,111	(2,072)
Other	89	(25,368)
Contributions to pension and other postretirement plans	(4,606)	(6,717)
Cash provided by operating activities	98,858	83,860

Investing activities
Capital expenditures, net of proceeds	(58,020)	(54,154)
Investment in equity method investment	—	(169)
Cash used in investing activities	(58,020)	(54,323)

Financing activities
Borrowings of long-term debt	222,178	1,509
Repayments of long-term debt	(220,235)	(20,305)
Short-term financing, net	(532)	(1,479)
Debt issuance costs	(1,875)	—
Repurchase of common stock	(643)	(5,363)
Cash used in financing activities	(1,107)	(25,638)

Net increase in cash and cash equivalents	39,731	3,899
Net effect of foreign exchange on cash and cash equivalents	(1,353)	1,158
Balance, beginning of period	75,768	151,803
Balance, end of period	$114,146	$156,860

Supplemental cash flow information:
Interest paid	$(43,793)	$(28,404)
Income taxes refunded (paid), net	4,760	(7,090)
Capital assets purchased on account	33,804	41,846
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
As a result of the sale of its lumber and newsprint assets in August 2021, the Company presents the historical results for those operations, and any subsequent directly associated impacts, as discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 3—Discontinued Operations for further information on the sale.
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
2. Indefinite Suspension of Operations
As previously announced, the Company began its indefinite suspension of operations at its Temiscaming High Purity Cellulose plant in July 2024. The suspension does not affect the Temiscaming paperboard and high-yield pulp plants that support the Company’s High-Yield Pulp and Paperboard operating segments, which will continue to operate at full capacity while remaining part of an ongoing sales process. The suspension of operations timeline allows enough lead time for the Company to properly execute the shutdown prior to the arrival of winter in the region. The High Purity Cellulose plant will be idled in a safe and environmentally sound manner. The Company will assess on an annual basis the possibility of restarting the Temiscaming High Purity Cellulose plant.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
In connection with the suspension of operations, the Company expects to incur, all in 2024, total charges in the range of $25 million to $30 million, including mothballing costs of $5 million to $10 million and severance and other employee costs of $15 million to $20 million. While most 2024 cash costs associated with the suspension of operations will be incurred and paid in the third and fourth quarters, severance and other suspension costs are expected to be paid over a period of time. Non-cash asset impairment charges are expected in the third quarter of 2024, the amounts of which are currently being assessed.
The suspension of operations began on July 16, 2024 and is expected to conclude in the fourth quarter of 2024.
The following table presents the accrued liability balance activity related to the suspension during the six months ended June 29, 2024:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred(a)	420	5,476	5,896
Payments	(420)	—	(420)
Balance at June 29, 2024	$—	$5,476	$5,476

(a)Excludes non-cash items, including a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations. See Note 14—Employee Benefit Plans for further information.
The following table presents total suspension charges incurred by cost type:

Three and Six Months Ended June 29, 2024
Severance and other employee costs	$6,206
Mothballing costs	420
Indefinite suspension charges	$6,626
The mothballing and severance and other employee costs incurred were charged to the High Purity Cellulose segment in “indefinite suspension charges” in the consolidated statements of operations.
3. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada. As part of the sale of the lumber assets, the Company retained all refund rights and obligations, including interest, to softwood duties generated or incurred through the closing date of the sale. In total, the Company paid $112 million in softwood lumber duties from 2017 through 2021, and as of December 31, 2023, the Company had a $40 million long-term receivable related to USDOC administrative reviews completed to date. In June 2024, the Company executed on the sale of these rights (inclusive of the receivable), including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada. The Company recorded a $1 million loss on the sale, included in pre-tax income from discontinued operations.
During the quarter and six months ended June 29, 2024, the Company recognized $5 million in pre-tax income from discontinued operations related to CEWS benefit claims deferred since 2021. See Note 7—Accrued and Other Current Liabilities for further information.
During the quarter and six months ended July 1, 2023, the Company incurred $2 million related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Income (loss) from discontinued operations was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Loss on sale of duty refund rights	$(890)	$—	$(890)	$—
Selling, general and administrative and other operating income (expense)	5,267	(1,533)	5,267	(1,533)
Operating income (loss)	4,377	(1,533)	4,377	(1,533)
Income (loss) from discontinued operations before income taxes	4,377	(1,533)	4,377	(1,533)
Income tax (expense) benefit	(1,160)	405	(1,160)	405
Income (loss) from discontinued operations, net of taxes	$3,217	$(1,128)	$3,217	$(1,128)
4. Accounts Receivable, Net
Accounts receivable, net included the following:

	June 29, 2024	December 31, 2023
Accounts receivable, trade	$182,525	$166,137
Accounts receivable, other(a)	21,733	31,973
Allowance for credit loss	(717)	(653)
Accounts receivable, net	$203,541	$197,457

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
5. Inventory
Inventory included the following:

	June 29, 2024	December 31, 2023
Finished goods	$167,039	$147,930
Work-in-progress	6,371	6,987
Raw materials	46,351	46,120
Manufacturing and maintenance supplies	5,713	6,437
Inventory	$225,474	$207,474
6. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of June 29, 2024, the Company’s leases have remaining lease terms of less than one year to 12.3 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$2,136	$1,791	$3,802	$3,485

Finance lease cost
Amortization of ROU assets	107	100	213	199
Interest	22	29	45	59
Total lease cost	$2,265	$1,920	$4,060	$3,743

	Balance Sheet Location	June 29, 2024	December 31, 2023
Operating leases(a)
ROU assets	Other assets	$32,634	$17,475
Lease liabilities, current	Accrued and other current liabilities	7,089	4,499
Lease liabilities, non-current	Other liabilities	27,089	14,666

Finance leases
ROU assets	Property, plant and equipment, net	893	1,078
Lease liabilities	Long-term debt	1,142	1,355

(a)During the second quarter of 2024, the Company recorded an ROU asset and corresponding lease liability of $14 million related to a new warehouse lease agreement in Canada.

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$3,799	$1,701
Operating lease ROU assets obtained in exchange for lease liabilities	18,092	1,946
Finance lease cash flows were immaterial during each of the six months ended June 29, 2024 and July 1, 2023.

	June 29, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (in years)	5.1	5.5
Weighted average discount rate	8.2%	8.3%

Finance leases
Weighted average remaining lease term (in years)	2.3	2.8
Weighted average discount rate	7.0%	7.0%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Operating lease maturities as of June 29, 2024 were as follows:

Remainder of 2024	$4,795
2025	9,415
2026	8,643
2027	7,488
2028	6,262
Thereafter	5,756
Total minimum lease payments	42,359
Less: imputed interest	(8,181)
Present value of future minimum lease payments	$34,178
7. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	June 29, 2024	December 31, 2023
Accrued customer incentives	$39,667	$30,036
Accrued payroll and benefits	20,216	13,552
Accrued interest	25,207	32,256
Accrued income taxes	4,168	4,605
Accrued property and other taxes	6,250	2,547
Deferred revenue(a)	9,089	24,061
Other current liabilities(b)	51,167	47,431
Accrued and other current liabilities	$155,764	$154,488

(a)Included at June 29, 2024 and December 31, 2023 was CAD $5 million and $25 million, respectively (USD $4 million and $19 million, respectively), associated with funds received in 2021 for CEWS. In the second quarter of 2024, the Company recognized in income $15 million of this amount, including $10 million in “other operating income (expense), net” and $5 million in “income (loss) from discontinued operations, net of taxes.” The remaining amount will be recognized at the earlier of the conclusion of the final outstanding audit and the expiration of the statute of limitations in July 2025.
(b)Included at June 29, 2024 and December 31, 2023 were $17 million and $13 million, respectively, of energy-related payables associated with Tartas facility operations.
8. Debt and Finance Leases
Debt and finance leases included the following:

	June 29, 2024	December 31, 2023
ABL Credit Facility due December 2025: $135 million net availability, bearing interest of 7.44% (5.44% adjusted SOFR plus 2.00% margin) at June 29, 2024	$—	$—
Term Loan due July 2027: bearing interest of 13.32% (5.32% three-month Term SOFR plus 8.00% margin) at June 29, 2024	247,500	250,000
7.625% Senior Secured Notes due January 2026	464,640	464,640
5.50% CAD-based term loan due April 2028	26,135	30,479
Other loans(a)	51,287	44,754
Short-term factoring facility	4,636	5,292
Finance lease obligations	1,142	1,355
Total principal payments due	795,340	796,520
Less: unamortized premium, discount and issuance costs	(17,587)	(19,063)
Total debt	777,753	777,457
Less: debt due within one year	(25,002)	(25,283)
Long-term debt	$752,751	$752,174

(a)Consist of low-interest green loans for energy projects and other loans intended for use in biomaterials projects in France.

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
Senior Notes
In April 2023, the Company repurchased $10 million of its 2026 Notes through open-market transactions and recorded a gain on extinguishment of $1 million to “other income, net” in the consolidated statements of operations.
Covenants and Debt Maturity
As of June 29, 2024, the Company was in compliance with all covenants under its debt agreements.
As of June 29, 2024, the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2024	$15,905
2025	19,014
2026	483,720
2027	245,734
2028	10,076
Thereafter	19,749
Total debt principal payments	$794,198
9. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the six months ended June 29, 2024:

Balance at December 31, 2023	$170,291
Increase in liabilities	1,784
Payments	(2,072)
Foreign currency adjustments	(207)
Balance at June 29, 2024	169,796
Less: current portion	(9,825)
Non-current environmental liabilities	$159,971

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 29, 2024, the Company estimates this exposure could range up to approximately $85 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	June 29, 2024	December 31, 2023
Carrying amount of fixed rate debt(a)	$539,467	$536,393
Fair value of fixed rate debt	511,254	497,563

(a)Excludes finance lease obligations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
11. Accumulated Other Comprehensive Loss

	Six Months Ended
	June 29, 2024	July 1, 2023
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(33,537)	$(43,694)
Other comprehensive income (loss) before reclassifications	3,371	(3,034)
Income tax on other comprehensive gain (loss)	(901)	804
Reclassifications to earnings(a)
Amortization of gain	(391)	(354)
Amortization of prior service cost	359	172
Income tax on reclassifications	10	45
Net comprehensive income (loss) on employee benefit plans, net of tax	2,448	(2,367)
Balance, end of period	(31,089)	(46,061)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(373)	(567)
Reclassifications to earnings - foreign currency exchange contracts(b)	92	119
Income tax on reclassifications	(12)	(16)
Net comprehensive gain on derivative instruments, net of tax	80	103
Balance, end of period	(293)	(464)

Foreign currency translation
Balance, beginning of period	(12,007)	(19,537)
Foreign currency translation adjustment, net of tax(c)	(6,488)	4,103
Balance, end of period	(18,495)	(15,434)

Accumulated other comprehensive loss, end of period	$(49,877)	$(61,959)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14—Employee Benefit Plans for further information.
(b)Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating income (expense), net” or “other income, net,” as appropriate.
(c)Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency, not the translated reporting currency.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
12. Earnings Per Common Share
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income (loss) from continuing operations	$8,173	$(15,622)	$6,603	$(14,015)
Income (loss) from discontinued operations	3,217	(1,128)	3,217	(1,128)
Net income (loss) available for common stockholders	$11,390	$(16,750)	$9,820	$(15,143)

Weighted average shares used for determining basic earnings per share of common stock	65,716,362	65,226,344	65,582,651	64,865,272
Dilutive effect of:
Stock options	—	—	3	—
Performance and restricted stock	3,073,949	—	2,423,674	—
Weighted average shares used for determining diluted earnings per share of common stock	68,790,311	65,226,344	68,006,328	64,865,272
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock options	—	46,882	1,497	46,882
Performance and restricted stock	421	3,302,332	6,376	3,302,332
Total anti-dilutive instruments	421	3,349,214	7,873	3,349,214
13. Incentive Stock Plans
Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock-based compensation expense	$1,690	$1,893	$3,470	$3,371
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first and second quarters of 2024. The 2024 restricted stock unit awards cliff vest after three years, except for director awards, which vest after one year. The 2024 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 percent and 200 percent of the target award for each of the TSR and adjusted EBITDA metrics. Performance below threshold for each metric would result in zero payout. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2024, the performance-based awards granted in 2021 vested without meeting the performance thresholds, resulting in no stock units or cash being awarded.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2024 activity of the Company’s incentive stock awards:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	46,798	$37.77	1,886,694	$6.01	1,370,601	$7.83
Granted	—	—	622,957	4.05	582,442	4.52
Forfeited	—	—	(58,241)	5.27	(316,467)	11.12
Exercised or settled	—	—	(616,485)	6.81	(5,000)	2.41
Expired or cancelled	(46,798)	29.52	—	—	—	—
Outstanding at June 29, 2024	—	$—	1,834,925	$5.10	1,631,576	$6.11
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
During the quarter and six months ended June 29, 2024, the Company recorded a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations at the Temiscaming High Purity Cellulose plant. The loss on curtailment was recognized in “indefinite suspension charges” in the Company’s consolidated statements of operations. Additionally, the Company decreased its pension liability by $3 million. See Note 2—Indefinite Suspension of Operations for further information.
During the six months ended July 1, 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain wound-up Canadian pension plans. The settlement was recognized in “components of pension and OPEB, excluding service costs” in the Company’s consolidated statements of operations.
The following tables present the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$1,527	$1,224	$138	$299
Interest cost	6,889	7,237	247	348
Expected return on plan assets	(8,052)	(7,965)	—	—
Amortization of prior service cost (credit)	203	184	(25)	(25)
Amortization of gain	(11)	(124)	(184)	(54)
Curtailment	736	—	—	—
Net periodic benefit cost	$1,292	$556	$176	$568

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$3,064	$2,441	$276	$586
Interest cost	13,812	14,382	495	705
Expected return on plan assets	(16,128)	(15,887)	—	—
Amortization of prior service cost (credit)	408	221	(49)	(49)
Amortization of gain	(22)	(246)	(369)	(108)
Pension settlement loss	—	2,317	—	—
Curtailment	736	—	—	—
Net periodic benefit cost	$1,870	$3,228	$353	$1,134
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit) and amortization of (gain) loss are included in “components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
15. Income Taxes
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income (loss) from continuing operations before income taxes	$7,775	$(18,188)	$6,185	$(18,518)
Effective tax rate	(10.9)%	17.9%	(21.4)%	31.5%
The effective tax rates for the quarter and six months ended June 29, 2024 differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
The effective tax rates for the quarter and six months ended July 1, 2023 differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns and an excess tax benefit on vested stock compensation.
Deferred Taxes
As of both June 29, 2024 and December 31, 2023, the Company’s net DTA included $15 million of disallowed U.S. interest deductions that the Company does not believe will be realized. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
High Purity Cellulose
Cellulose Specialties	$223,139	$179,265	$417,562	$405,930
Commodity Products	85,553	98,674	175,554	222,714
Other sales(a)	23,860	21,430	46,244	44,919
Total High Purity Cellulose	332,552	299,369	639,360	673,563
Paperboard	60,299	48,094	113,259	107,088
High-Yield Pulp	32,833	44,144	67,159	86,004
Eliminations	(6,639)	(6,194)	(13,077)	(14,481)
Net sales	$419,045	$385,413	$806,701	$852,174

(a)Included sales of bioelectricity, lignosulfonates and other by-products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
High Purity Cellulose	$30,162	$(422)	$50,903	$12,512
Paperboard	12,200	5,858	20,109	15,592
High-Yield Pulp	813	836	142	8,092
Corporate	(14,978)	(12,728)	(25,882)	(26,058)
Operating income (loss)	$28,197	$(6,456)	$45,272	$10,138
Identifiable assets by segment were as follows:

	June 29, 2024	December 31, 2023
High Purity Cellulose	$1,535,111	$1,510,076
Paperboard	103,094	105,804
High-Yield Pulp	48,310	43,811
Corporate(a)	510,457	523,009
Total assets	$2,196,972	$2,182,700

(a)Includes ERP and certain lease assets shared across segments.
17. Commitments and Contingencies
Commitments
The Company had no material changes to the purchase obligations presented in its 2023 Form 10-K during the six months ended June 29, 2024. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips.
The Company remains subject to purchase obligations under the 20-year wood chip and residual fiber supply agreement with GreenFirst, under which total required purchase volumes of wood chips and residual fiber are dependent on sawmill production. In connection with the indefinite suspension of operations at the Temiscaming High Purity Cellulose plant, GreenFirst and the Company have agreed that the Company will purchase the required volumes at market value and sell them to third parties at the same amount for an expected neutral impact.
The Company leases certain buildings, machinery and equipment under various operating and finance leases. See Note 6—Leases for further information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Litigation and Contingencies
Duties on Canadian Softwood Lumber Sold to the U.S.
The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada, and exported softwood lumber into the U.S. from Canada. In connection with these exports, the Company paid approximately $112 million of softwood lumber duties between 2017 and August 2021, including $1 million of ancillary fees, which were recorded as expense in the periods incurred. As part of the sale of its lumber assets in 2021, the Company retained all refund rights and obligations to softwood duties generated or incurred through the closing date of the sale. As of December 31, 2023, the Company had a $40 million long-term receivable associated with USDOC determinations of the revised duty rates for 2017 through 2021. In June 2024, the Company executed on the sale of these rights (inclusive of the receivable), including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 29, 2024, the Company had net exposure of $33 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $89 million as of June 29, 2024, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $29 million at June 29, 2024.
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
As of June 29, 2024, collective bargaining agreements covering approximately 225 unionized employees were expired at the Fernandina plant. The employees have continued to work under the terms of the expired contracts while negotiations continue. While there can be no assurances, the Company expects to reach agreement with the unions. However, a work stoppage could have a material adverse effect on the Company’s business, results of operations and financial condition.

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
We operate in three business segments: High Purity Cellulose, Paperboard and High-Yield Pulp.
Recent Business Developments
•In July 2024, we suspended operations at our Temiscaming High Purity Cellulose plant for an indefinite period. See Note 2—Indefinite Suspension of Operations to our Financial Statements for further information.
•In June 2024, we recognized $15 million in pre-tax income related to CEWS benefit claims deferred since 2021. See Note 3—Discontinued Operations and Note 7—Accrued and Other Current Liabilities to our Financial Statements for further information.
•In June 2024, we sold our refund rights, including interest, related to softwood lumber duties paid from 2017 through 2021 for $39 million. See Note 3—Discontinued Operations to our Financial Statements for further information.
•In January 2024, we amended our 2027 Term Loan agreement to increase the maximum consolidated secured net leverage ratio that we must maintain in the fourth quarter of 2023 and through fiscal year 2024. In addition, should we exceed the maximum ratio established by the original agreement during this period, we will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. See Note 8—Debt and Finance Leases to our Financial Statements for further information.

2024 Outlook
We are actively pursuing the refinancing of our 2026 Senior Notes before they go current in January 2025 and strongly believe that, due to improving business performance and credit metrics, we will secure refinancing at satisfactory terms. We have engaged Houlihan Lokey to explore refinancing options.
In October 2023, we announced that we are exploring the potential sale of our Paperboard and High-Yield Pulp assets located at our Temiscaming site. We continue to run a thorough process involving multiple suitors. While this process has been slowed due to complexities relating to the recently announced indefinite suspension of operations of the site’s High Purity Cellulose line, we remain highly committed to completing a near-term sale of these assets at a fair price.
In July 2024, we indefinitely suspended operations at our Temiscaming High Purity Cellulose plant. This plan is expected to mitigate high capital needs and operating losses related to exposure to commodity viscose products and improve our consolidated free cash flow, however, future operational loss reductions will be partially offset by custodial site expenses. In connection with the suspension of operations, we expect to incur one-time operating charges in 2024 of approximately $25 million to $30 million, including mothballing and severance and other employee costs. Further, we also expect to incur non-cash charges in the third quarter of 2024 related to asset impairments. We continue to expect that for 2024, the suspension of the Temiscaming High Purity Cellulose plant will be positive to Adjusted EBITDA and will increase free cash flow by $25 million to $30 million as lower capital expenditures and benefits from the monetization of working capital are expected to more than offset the one-time and other cash costs associated with the suspension of operations.
The following market assessment represents our current outlook of our business segments’ future performance.
High Purity Cellulose
Average sales prices for cellulose specialties in 2024 are expected to increase by a low single-digit percentage as compared to average sales prices in 2023 as we continue to prioritize value over volume. Sales volumes for cellulose specialties are expected to increase compared to 2023 driven by increased volumes from the closure of a competitor’s plant, a modest increase in ethers sales and additional volume sold to customers ahead of the suspension of Temiscaming High Purity Cellulose operations, partially offset by a one-time favorable impact from a change in customer contract terms in the prior year first quarter and customer destocking in the acetate markets. Demand for RYAM commodity products remains stable. Commodity average sales prices are expected to be in line with 2023 prices. Commodity sales volumes are expected to increase slightly in the second half of 2024 due to increased fluff sales. Costs are expected to be lower in 2024 driven by lower key input and logistics costs, improved productivity and the suspension of operations at the Temiscaming High Purity Cellulose plant, partially offset by increased maintenance costs due to the timing of projects and net custodial site expenses related to the suspension. Our bioethanol facility in Tartas, France became operational in the first quarter of 2024 and is expected to deliver $3 million to $4 million of EBITDA in 2024, growing to $8 million to $10 million beginning in 2025. EBITDA in the third quarter of 2024 is expected to be lower than the second quarter of 2024 due to the anticipated net custodial site expenses at the Temiscaming site, no additional CEWS benefits to be recognized and lower cellulose specialties volumes to be sold ahead of the suspension of operations; however, EBITDA in the third quarter of 2024 is expected to be significantly stronger than the third quarter of 2023.
Paperboard
Paperboard prices in the second half of 2024 are expected to decrease slightly compared to the first half of 2024, while sales volumes are expected to increase slightly as inventories reduce, despite higher planned maintenance downtime for our distributed control system upgrade. Raw material prices are expected to increase compared to the first half of the year. Overall, we expect a decline in EBITDA from this segment in the coming quarter.
High-Yield Pulp
High-Yield Pulp prices are expected to decline in the second half of 2024, while sales volumes are expected to increase due to improved productivity. Overall, we expect to generate moderately higher EBITDA from this segment in the coming quarter.
Corporate
Corporate costs are expected to increase in the second half of 2024 as we continue our ERP transformation project and considering the favorable foreign exchange rates in the first half of the year. The ERP transformation project will enhance our operating and reporting systems and is expected to drive additional improvements and efficiencies beginning in 2025.

Biomaterials Strategy
We continue to invest in new products to provide both increased end market diversity and incremental profitability. These new products will target the growing green energy and renewable product markets. Our bioethanol facility in Tartas, France is operating as expected and represents a significant milestone towards our goal of generating $42 million of annual EBITDA from these biomaterial products in 2027. We have submitted notice of our GRAS self-certification for a prebiotics product to the U.S. Food and Drug Administration and continue to move forward with plans for a bioethanol facility in Fernandina. We are also advancing various other projects and are in the final stages of securing green capital to support these efforts.
Results of Operations

	Three Months Ended		Six Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$419	$385	$807	$852
Cost of sales	(371)	(370)	(722)	(800)
Gross margin	48	15	85	52
Selling, general and administrative expense	(21)	(18)	(42)	(37)
Foreign exchange gain (loss)	—	(2)	3	(2)
Indefinite suspension charges	(7)	—	(7)	—
Other operating income (expense), net	8	(2)	6	(3)
Operating income (loss)	28	(7)	45	10
Interest expense	(21)	(16)	(42)	(31)
Components of pension and OPEB, excluding service costs	—	1	1	(1)
Other income, net	1	3	2	3
Income (loss) from continuing operations before income tax	8	(19)	6	(19)
Income tax benefit	1	3	2	6
Equity in loss of equity method investment	(1)	—	(1)	(1)
Income (loss) from continuing operations	8	(16)	7	(14)
Income (loss) from discontinued operations, net of tax	3	(1)	3	(1)
Net income (loss)	$11	$(17)	$10	$(15)

Gross margin %	11.5%	3.9%	10.5%	6.1%
Operating margin %	6.7%	(1.8)%	5.6%	1.2%
Effective tax rate	(10.9)%	17.9%	(21.4)%	31.5%
Net Sales

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
High Purity Cellulose	$332	$300	$639	$674
Paperboard	60	48	113	107
High-Yield Pulp	33	44	67	86
Eliminations	(6)	(7)	(12)	(15)
Net sales	$419	$385	$807	$852
Net sales for the quarter ended June 29, 2024 increased $34 million, or 9 percent, compared to the prior year quarter driven by higher sales prices in High Purity Cellulose and higher sales volumes in cellulose specialties and Paperboard, partially offset by lower sales prices in Paperboard and High-Yield Pulp and lower sales volumes in commodity products and High-Yield Pulp.

Net sales for the six months ended June 29, 2024 decreased $45 million, or 5 percent, compared to the same prior year period driven by lower sales prices in commodity products, Paperboard and High-Yield Pulp and lower sales volumes in commodity products and High-Yield Pulp, partially offset by higher sales prices in cellulose specialties and higher sales volumes in cellulose specialties and Paperboard. See Operating Results by Segment below for further discussion.
Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
High Purity Cellulose	$30	$—	$51	$13
Paperboard	12	6	20	16
High-Yield Pulp	1	1	—	8
Corporate	(15)	(14)	(26)	(27)
Operating income (loss)	$28	$(7)	$45	$10
Operating results for the quarter ended June 29, 2024 improved $35 million, or 500 percent compared to the prior year quarter driven by the higher net sales in High Purity Cellulose and Paperboard, lower key input and logistics costs and higher productivity, partially offset by the lower net sales in High-Yield Pulp and the impact of the timing of planned maintenance outages compared to the prior year.
Operating income for the six months ended June 29, 2024 increased $35 million, or 350 percent compared to the prior year period driven by higher Paperboard net sales, lower key input and logistics costs and higher productivity, partially offset by the net sales decreases in High Purity Cellulose and High-Yield Pulp and the impact of the timing of planned maintenance outages compared to the prior year.
Also included in operating income in the current quarter and six-month periods was the recognition of $10 million in CEWS benefit claims deferred since 2021 and $7 million in costs incurred related to the suspension of Temiscaming High Purity Cellulose operations. Included in operating results in the prior year quarter and six-month periods was the recognition of a $3 million benefit from payroll tax credit carryforwards and $4 million and $11 million, respectively, of energy cost benefits from sales of excess emission allowances that did not repeat in the current year. See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense for the quarter and six months ended June 29, 2024 increased $5 million and $11 million, respectively, compared to the same prior year periods driven by an increase in the average effective interest rate on debt, partially offset by a decrease in the average outstanding balance of debt. Total debt decreased $56 million from July 1, 2023 to June 29, 2024.
Included in “other income, net” in the six months ended June 29, 2024 was a $1 million impact from favorable foreign exchange rates.
Included in “other income, net” in the quarter and six months ended July 1, 2023 was a $2 million gain on a passive land sale and a $1 million net gain on debt extinguishment, which were partially offset by a $1 million impact from unfavorable foreign exchange rates. Also included in the prior six-month period was a pension settlement loss of $2 million.
Income Taxes
The effective tax rate on the income from continuing operations for the quarter and six months ended June 29, 2024 was a benefit of 11 percent and 21 percent, respectively. The 2024 effective tax rate differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
The effective tax rate on the loss from continuing operations for the quarter and six months ended July 1, 2023 was a benefit of 18 percent and 32 percent, respectively. The 2023 effective tax rates differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns and an excess tax benefit on vested stock compensation.

Discontinued Operations
During the quarter ended June 29, 2024, we recorded pre-tax income from discontinued operations of $5 million related to CEWS benefit claims deferred since 2021 and a loss of $1 million on the sale of our softwood lumber duty refund rights.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$332	$300	$639	$674
Operating income	$30	$—	$51	$13
Average sales prices ($ per MT)	$1,371	$1,301	$1,335	$1,313
Sales volumes (thousands of MTs)	225	214	444	479
Net Sales - Three Months Ended

	Three Months Ended July 1, 2023	Changes Attributable to:		Three Months Ended June 29, 2024
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$179	$(1)	$46	$224
Commodity products	99	(5)	(9)	85
Other sales(a)	22	—	1	23
Net sales	$300	$(6)	$38	$332

(a)Included sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the quarter ended June 29, 2024 increased $32 million compared to the same prior year quarter. Included in the current and prior year quarters were $23 million and $22 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Due to improved mix, total sales prices increased 5 percent. Total sales volumes increased 5 percent due to a 25 percent increase in cellulose specialties volumes that was partially offset by a 13 percent decrease in commodity volumes. Cellulose specialties sales volumes increased due to additional volumes sold to customers affected by the indefinite suspension of Temiscaming High Purity Cellulose operations that began in the third quarter, the closure of a competitor’s plant in late 2023 and a continued uptick in ethers sales. The decrease in commodity sales volumes was primarily driven by a higher mix of cellulose specialties production.
Net Sales - Six Months Ended

	Six Months Ended July 1, 2023	Changes Attributable to:		Six Months Ended June 29, 2024
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$406	$5	$7	$418
Commodity products	223	(23)	(25)	175
Other sales(a)	45	—	1	46
Net sales	$674	$(18)	$(17)	$639

(a)Included sales of bioelectricity, lignosulfonates and other by-products to third parties.

Net sales of our High Purity Cellulose segment for the six months ended June 29, 2024 decreased $35 million compared to the same prior year period. Included in the current and prior year six-month periods were $46 million and $45 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Total sales prices increased 2 percent due to a 1 percent increase in cellulose specialties prices that was partially offset by a 6 percent decrease in commodity prices. Despite a cellulose specialties sales volumes increase of 2 percent, total sales volumes decreased 7 percent driven by a 16 percent decrease in commodity volumes. Increased cellulose specialties sales volumes resulting from the additional volumes sold ahead of the suspension of Temiscaming High Purity Cellulose operations, the closure of a competitor’s plant in late 2023 and an uptick in ethers sales were nearly entirely offset by the one-time favorable impact from a change in customer contract terms in the prior year first quarter. The decrease in commodity sales volumes was primarily driven by a higher mix of cellulose specialties production.
Operating Income - Three Months Ended

	Three Months Ended July 1, 2023	Gross Margin Changes Attributable to:				Three Months Ended June 29, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$—	$(6)	$14	$24	$(2)	$30
Operating margin %	—%	(2.0)%	4.5%	7.2%	(0.7)%	9.0%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the quarter ended June 29, 2024 increased $30 million compared to the same prior year quarter driven by the higher cellulose specialties sales volumes, decreased key input and logistics costs and higher productivity, partially offset by the impact of the timing of planned maintenance outages compared to the prior year. Also included in the current quarter was the recognition of $5 million in CEWS benefit claims deferred since 2021 and $7 million in costs incurred related to the suspension of Temiscaming High Purity Cellulose operations. Included in the operating results of the prior year quarter was the recognition of a $3 million benefit from payroll tax credit carryforwards and $4 million of energy cost benefits from sales of excess emission allowances that did not repeat in the current quarter.
Operating Income - Six Months Ended

	Six Months Ended July 1, 2023	Gross Margin Changes Attributable to:				Six Months Ended June 29, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$13	$(18)	$(19)	$78	$(3)	$51
Operating margin %	1.9%	(2.7)%	(3.0)%	12.2%	(0.4)%	8.0%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the six months ended June 29, 2024 increased $38 million compared to the same prior year period driven by the increase in cellulose specialties sales prices and volumes, decreased key input and logistics costs and higher productivity, partially offset by the lower commodity sales prices and volumes and the impact of the timing of planned maintenance outages compared to the prior year. Also included in the current six-month period was the recognition of $5 million in CEWS benefit claims deferred since 2021 and $7 million in costs incurred related to the suspension of Temiscaming High Purity Cellulose operations. Included in operating income in the prior year six-month period was the recognition of a $3 million benefit from payroll tax credit carryforwards and $11 million of energy cost benefits from sales of excess emission allowances that did not repeat in the current year.
Paperboard

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$60	$48	$113	$107
Operating income	$12	$6	$20	$16
Average sales prices ($ per MT)	$1,384	$1,498	$1,383	$1,536
Sales volumes (thousands of MTs)	44	32	82	70

Net Sales - Three Months Ended

	Three Months Ended July 1, 2023	Changes Attributable to:		Three Months Ended June 29, 2024
(in millions)		Price	Volume/Mix
Net sales	$48	$(5)	$17	$60
Net sales of our Paperboard segment for the quarter ended June 29, 2024 increased $12 million compared to the same prior year quarter driven by a 38 percent increase in sales volumes due to the easing of prior year customer destocking, partially offset by an 8 percent decrease in sales prices driven by mix and increased competitive activity from European imports.
Net Sales - Six Months Ended

	Six Months Ended July 1, 2023	Changes Attributable to:		Six Months Ended June 29, 2024
(in millions)		Price	Volume/Mix
Net sales	$107	$(13)	$19	$113
Net sales of our Paperboard segment for the six months ended June 29, 2024 increased $6 million compared to the same prior year period driven by a 17 percent increase in sales volumes due to the easing of prior year customer destocking, partially offset by a 10 percent decrease in sales prices driven by mix and increased competitive activity from European imports.
Operating Income - Three Months Ended

	Three Months Ended July 1, 2023	Gross Margin Changes Attributable to:				Three Months Ended June 29, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$6	$(5)	$7	$2	$2	$12
Operating margin %	12.5%	(10.2)%	11.0%	3.3%	3.4%	20.0%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the quarter ended June 29, 2024 increased $6 million compared to the same prior year quarter driven by the higher sales volumes and lower purchased pulp costs, partially offset by the lower sales prices and the impact of the planned maintenance outage in the prior year. Also included in operating income in the current quarter was the recognition of $2 million in CEWS benefit claims deferred since 2021.
Operating Income - Six Months Ended

	Six Months Ended July 1, 2023	Gross Margin Changes Attributable to:				Six Months Ended June 29, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$16	$(13)	$8	$7	$2	$20
Operating margin %	15.0%	(11.8)%	6.5%	6.2%	1.8%	17.7%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the six months ended June 29, 2024 increased $4 million compared to the same prior year period driven by the higher sales volumes and lower purchased pulp costs, partially offset by the lower sales prices and the impact of the planned maintenance outage in the prior year. Also included in operating income in the current six-month period was the recognition of $2 million in CEWS benefit claims deferred since 2021.

High-Yield Pulp

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$33	$44	$67	$86
Operating income	$1	$1	$—	$8
Average sales prices ($ per MT)(a)	$574	$633	$566	$691
Sales volumes (thousands of MTs)(a)	45	60	95	103

(a)External sales only. During the quarters ended June 29, 2024 and July 1, 2023, the High-Yield Pulp segment sold 16,000 MTs and 14,000 MTs of high-yield pulp to the Paperboard segment for $7 million and $6 million, respectively. During each of the six months ended June 29, 2024 and July 1, 2023, the High-Yield Pulp segment sold 32,000 MTs of high-yield pulp to the Paperboard segment for $13 million and $15 million, respectively.
Net Sales - Three Months Ended

	Three Months Ended July 1, 2023	Changes Attributable to:		Three Months Ended June 29, 2024
(in millions)		Price	Volume/Mix
Net sales	$44	$(3)	$(8)	$33
Net sales of our High-Yield Pulp segment for the quarter ended June 29, 2024 decreased $11 million compared to the same prior year quarter driven by a 9 percent decrease in sales prices due to market supply dynamics in China and a 25 percent decrease in sales volumes due to lower demand.
Net Sales - Six Months Ended

	Six Months Ended July 1, 2023	Changes Attributable to:		Six Months Ended June 29, 2024
(in millions)		Price	Volume/Mix
Net sales	$86	$(14)	$(5)	$67
Net sales of our High-Yield Pulp segment for the six months ended June 29, 2024 decreased $19 million compared to the same prior year period driven by an 18 percent decrease in sales prices due to market supply dynamics in China and an 8 percent decrease in sales volumes due to lower demand.
Operating Income - Three Months Ended

	Three Months Ended July 1, 2023	Gross Margin Changes Attributable to:				Three Months Ended June 29, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$1	$(3)	$(4)	$5	$2	$1
Operating margin %	2.3%	(7.2)%	(13.3)%	15.2%	6.0%	3.0%

(a)Computed based on contribution margin.
Operating income of our High-Yield Pulp segment for the quarter ended June 29, 2024 was flat compared to the same prior year quarter, as lower logistics and chemicals costs were offset by the lower sales prices and volumes and the impact of the planned maintenance outage in the prior year. Also included in the current quarter was the recognition of $2 million in CEWS benefit claims deferred since 2021.
Operating Income - Six Months Ended

	Six Months Ended July 1, 2023	Gross Margin Changes Attributable to:				Six Months Ended June 29, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$8	$(14)	$(2)	$6	$2	$—
Operating margin %	9.3%	(17.6)%	(3.6)%	9.0%	2.9%	—%

(a)Computed based on contribution margin.

Operating income of our High-Yield Pulp segment for the six months ended June 29, 2024 decreased $8 million compared to the same prior year period, as the lower sales prices and volumes and the impact of the planned maintenance outage in the prior year were partially offset by lower logistics and chemicals costs. Also included in the current six-month period was the recognition of $2 million in CEWS benefit claims deferred since 2021.
Corporate

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating loss	$(15)	$(14)	$(26)	$(27)
The Corporate operating loss for the quarter and six months ended June 29, 2024 increased $1 million and decreased $1 million, respectively, compared to the same prior year periods. The increase in the quarter loss was driven by higher costs related to our ERP transformation project and higher variable compensation costs and discounting and financing fees, partially offset by more favorable foreign exchange rates in the current quarter. The improvement in the operating loss in the six-month period was driven by more favorable foreign exchange rates in the current year, partially offset by higher costs related to our ERP transformation project and higher variable compensation costs and discounting and financing fees.
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
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We have not repurchased shares under this program since 2018 and do not expect to utilize any of the remaining $60 million in unused authorization in the future.
Our non-guarantor subsidiaries had assets of $452 million, liabilities of $406 million, year-to-date revenue of $116 million and a trailing twelve month ABL Credit Facility and Term Loan covenant EBITDA for continuing operations of $12 million as of June 29, 2024.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	June 29, 2024	December 31, 2023
Cash and cash equivalents	$114	$76
Availability under the ABL Credit Facility(a)(b)	135	118
Total debt(b)	778	777
Stockholders’ equity	755	747
Total capitalization (total debt plus stockholders’ equity)	1,533	1,524
Debt to capital ratio	51%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At June 29, 2024, we had $167 million of gross availability and net available borrowings of $135 million after taking into account outstanding letters of credit of $32 million. In addition to the availability under the ABL Credit Facility, we have $11 million available under our accounts receivable factoring line of credit in France.
(b)See Note 8—Debt and Finance Leases to our Financial Statements for further information.

Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments during the six months ended June 29, 2024.
We remain subject to purchase obligations under the 20-year wood chip and residual fiber supply agreement with GreenFirst, under which total required purchase volumes of wood chips and residual fiber are dependent on sawmill production. In connection with the indefinite suspension of operations at the Temiscaming High Purity Cellulose plant, we and GreenFirst have agreed that we will purchase the required volumes at market value and sell them to third parties at the same amount for an expected neutral impact.
See Note 17—Commitments and Contingencies to our Financial Statements for further information.
Debt
In January 2024, we amended the 2027 Term Loan to increase the maximum consolidated secured net leverage ratio that we must maintain beginning in the fourth quarter of 2023 and through our 2024 fiscal year. The amendment provides us with the operational flexibility to execute our strategic initiatives in 2024. Should we exceed the maximum ratio established by the original agreement in any of these quarters, we will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. As of June 29, 2024 we were in compliance with all financial and other covenants under our 2027 Term Loan and other credit agreements. See Note 8—Debt and Finance Leases to our Financial Statements for further information.
Cash Flows

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Cash flows provided by (used in):
Operating activities	$99	$84
Investing activities	(58)	(54)
Financing activities	(1)	(26)
Cash provided by operating activities increased $15 million primarily due to lower costs, proceeds of $39 million for the sale of our softwood lumber duty refund rights, net tax refunds in the current year compared to net tax payments in the prior year and higher payments in the prior year on deferred energy liabilities associated with our Tartas facility operations. These cash inflows were partially offset by cash outflows from working capital in the current year compared to inflows in the prior year and higher payments of interest on long-term debt.
Cash used in investing activities increased $4 million primarily due to the timing of payments of capital expenditures and higher strategic capital spend.
Cash used in financing activities decreased $25 million primarily due to net borrowings of long-term debt in the current year compared to net repayments in the prior year and a decrease in repurchases of common stock to satisfy tax withholding requirements related to the issuance of stock under our incentive stock plans, partially offset by debt issuance costs paid in the current year.
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
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations, by segment, as follows:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended June 29, 2024
Income (loss) from continuing operations	$30	$13	$1	$(36)	$8
Depreciation and amortization	29	2	1	1	33
Interest expense, net	—	—	—	21	21
Income tax benefit	—	—	—	(1)	(1)
EBITDA-continuing operations	59	15	2	(15)	61
Indefinite suspension charges	7	—	—	—	7
Adjusted EBITDA-continuing operations	$66	$15	$2	$(15)	$68

Three Months Ended July 1, 2023
Income (loss) from continuing operations	$—	$6	$1	$(23)	$(16)
Depreciation and amortization	28	4	—	1	33
Interest expense, net	—	—	—	14	14
Income tax benefit	—	—	—	(3)	(3)
EBITDA-continuing operations	28	10	1	(11)	28
Gain on debt extinguishment	—	—	—	(1)	(1)
Adjusted EBITDA-continuing operations	$28	$10	$1	$(12)	$27

Six Months Ended June 29, 2024
Income (loss) from continuing operations	$51	$21	$—	$(65)	$7
Depreciation and amortization	58	6	2	1	67
Interest expense, net	—	—	—	41	41
Income tax benefit	—	—	—	(2)	(2)
EBITDA-continuing operations	109	27	2	(25)	113
Indefinite suspension charges	7	—	—	—	7
Adjusted EBITDA-continuing operations	$116	$27	$2	$(25)	$120

Six Months Ended July 1, 2023
Income (loss) from continuing operations	$13	$16	$8	$(51)	$(14)
Depreciation and amortization	59	7	1	1	68
Interest expense, net	—	—	—	29	29
Income tax benefit	—	—	—	(6)	(6)
EBITDA-continuing operations	72	23	9	(27)	77
Pension settlement loss	—	—	—	2	2
Gain on debt extinguishment	—	—	—	(1)	(1)
Adjusted EBITDA-continuing operations	$72	$23	$9	$(26)	$78
EBITDA from continuing operations for the quarter ended June 29, 2024 increased $33 million compared to the same prior year quarter driven by higher net sales, lower key input and logistics costs, higher productivity and CEWS benefit claims income, partially offset by the impact of the timing of planned maintenance outages compared to the prior year and the costs incurred related to the suspension of Temiscaming High Purity Cellulose operations. EBITDA from continuing operations for the six months ended June 29, 2024 increased $36 million compared to the same prior year period driven by lower key input and logistics costs, higher productivity and CEWS benefit claims income, partially offset by the decrease in net sales, the impact of the timing of planned maintenance outages compared to the prior year and the costs incurred related to the suspension of Temiscaming High Purity Cellulose operations. See Results of Operations above for additional discussion of the changes in our operating results.
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
Cash provided by operating activities is reconciled to adjusted free cash flow as follows:

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Cash provided by operating activities	$99	$84
Capital expenditures, net(a)	(30)	(32)
Adjusted free cash flow	$69	$52

(a)Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the six months ended June 29, 2024 and July 1, 2023 were $28 million and $22 million, respectively.
Adjusted free cash flow increased primarily due to lower costs and the proceeds from the sale of our softwood lumber duty refund rights, partially offset by changes in working capital. See Liquidity and Capital Resources—Cash Flows above for additional discussion of our operating cash flows.

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
Variable Interest Rates
As of June 29, 2024 and December 31, 2023, we had $252 million and $255 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would have resulted in a $2 million change in interest expense for each of the respective periods.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed-rate debt at June 29, 2024 and December 31, 2023 was $511 million and $498 million, respectively, compared to their respective $542 million and $540 million principal amounts. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 29, 2024.
Internal Control over Financial Reporting
For the quarter ended June 29, 2024, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes our purchases of RYAM common stock during the quarter ended June 29, 2024:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
March 31 to May 4	7,154	$4.58	—	$60,294,000
May 5 to June 1	30,873	$4.71	—	$60,294,000
June 2 to June 29	5,018	$5.66	—	$60,294,000
Total	43,045		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of June 29, 2024, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
(c) During the quarter ended June 29, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Filed herewith
3.3	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.5	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)

Date: August 7, 2024