Form 10-Q
period 2024-09-28
RAYONIER ADVANCED MATERIALS INC.
filed 2024-11-06
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

The registrant had 65,915,838 shares of common stock outstanding as of November 4, 2024.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2023 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2023
2024 Notes	$550 million original aggregate principal amount of 5.50 percent senior unsecured notes issued May 2014, due June 2024 and fully redeemed in August 2023
2026 Notes	$500 million original aggregate principal amount of 7.625 percent senior secured notes issued December 2020, due January 2026
2027 Term Loan	$250 million original aggregate principal amount of variable rate term loan entered into July 2023, maturing July 2027
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	5-year senior secured asset-based revolving credit facility due December 2025
AGE	Altamaha Green Energy LLC
ASU	Accounting Standards Update
AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
GRAS	Generally Recognized As Safe
GreenFirst	GreenFirst Forest Products, Inc.
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
TSR	Total shareholder return
U.S.	United States of America
USD	United States of America dollar
USDOC	United States Department of Commerce

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$401,103	$368,670	$1,207,804	$1,220,844
Cost of sales	(357,534)	(359,938)	(1,079,165)	(1,160,044)
Gross margin	43,569	8,732	128,639	60,800
Selling, general and administrative expense	(22,685)	(21,162)	(65,569)	(58,653)
Foreign exchange gain (loss)	(1,828)	624	1,641	(1,510)
Asset impairment (Note 2)	(25,169)	—	(25,169)	—
Indefinite suspension charges (Note 2)	(7,825)	—	(14,451)	—
Other operating income (expense), net	(2,862)	(2,634)	3,381	(4,939)
Operating income (loss)	(16,800)	(14,440)	28,472	(4,302)
Interest expense	(20,479)	(21,015)	(62,604)	(51,949)
Components of pension and OPEB, excluding service costs (Note 14)	783	501	1,900	(834)
Other income (expense), net	(173)	3,281	1,748	6,894
Loss from continuing operations before income tax	(36,669)	(31,673)	(30,484)	(50,191)
Income tax benefit (Note 15)	4,595	5,392	5,916	11,227
Equity in loss of equity method investment	(524)	(259)	(1,427)	(1,591)
Loss from continuing operations	(32,598)	(26,540)	(25,995)	(40,555)
Income from discontinued operations, net of tax (Note 3)	—	1,440	3,217	312
Net loss	$(32,598)	$(25,100)	$(22,778)	$(40,243)

Basic and Diluted earnings per common share (Note 12)
Loss from continuing operations	$(0.49)	$(0.41)	$(0.40)	$(0.62)
Income from discontinued operations	—	0.02	0.05	—
Net loss	$(0.49)	$(0.39)	$(0.35)	$(0.62)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(32,598)	$(25,100)	$(22,778)	$(40,243)
Other comprehensive income (loss), net of tax (Note 11):
Foreign currency translation adjustment	8,552	(5,212)	2,064	(1,109)
Unrealized gain on derivative instruments	37	47	117	150
Net gain (loss) on employee benefit plans	(14)	(65)	2,434	(2,432)
Total other comprehensive income (loss)	8,575	(5,230)	4,615	(3,391)
Comprehensive loss	$(24,023)	$(30,330)	$(18,163)	$(43,634)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 28, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$136,091	$75,768
Accounts receivable, net (Note 4)	193,321	197,457
Inventory (Note 5)	234,034	207,474
Income tax receivable	2,773	19,455
Prepaid and other current assets	62,790	74,904
Total current assets	629,009	575,058

Property, plant and equipment (net of accumulated depreciation of $1,880,747 and $1,797,529, respectively)	1,021,648	1,075,105
Deferred tax assets	348,419	345,181
Intangible assets, net	12,157	17,414
Other assets	148,127	169,942
Total assets	$2,159,360	$2,182,700

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$166,934	$186,226
Accrued and other current liabilities (Note 7)	161,511	154,488
Debt due within one year (Note 8)	25,578	25,283
Current environmental liabilities (Note 9)	9,832	9,833
Total current liabilities	363,855	375,830

Long-term debt (Note 8)	747,675	752,174
Non-current environmental liabilities (Note 9)	160,488	160,458
Pension and other postretirement benefits (Note 14)	93,775	101,493
Deferred tax liabilities	14,821	15,190
Other liabilities	46,034	31,108

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 65,896,001 and 65,393,014 issued and outstanding, respectively	659	654
Additional paid-in capital	423,545	419,122
Retained earnings	349,810	372,588
Accumulated other comprehensive loss (Note 11)	(41,302)	(45,917)
Total stockholders’ equity	732,712	746,447
Total liabilities and stockholders’ equity	$2,159,360	$2,182,700
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended September 28, 2024
Balance at June 29, 2024	65,890,093	$659	$421,944	$382,408	$(49,877)	$755,134
Net loss	—	—	—	(32,598)	—	(32,598)
Other comprehensive income, net of tax	—	—	—	—	8,575	8,575
Issuance of common stock under incentive stock plans	8,619	—	—	—	—	—
Stock-based compensation	—	—	1,619	—	—	1,619
Repurchase of common stock(a)	(2,711)	—	(18)	—	—	(18)
Balance at September 28, 2024	65,896,001	$659	$423,545	$349,810	$(41,302)	$732,712

Three months ended September 30, 2023
Balance at July 1, 2023	65,343,418	$654	$416,042	$459,280	$(61,959)	$814,017
Net loss	—	—	—	(25,100)	—	(25,100)
Other comprehensive loss, net of tax	—	—	—	—	(5,230)	(5,230)
Stock-based compensation	—	—	1,990	—	—	1,990
Balance at September 30, 2023	65,343,418	$654	$418,032	$434,180	$(67,189)	$785,677

Nine months ended September 28, 2024
Balance at December 31, 2023	65,393,014	$654	$419,122	$372,588	$(45,917)	$746,447
Net loss	—	—	—	(22,778)	—	(22,778)
Other comprehensive income, net of tax	—	—	—	—	4,615	4,615
Issuance of common stock under incentive stock plans	630,453	6	(6)	—	—	—
Stock-based compensation	—	—	5,089	—	—	5,089
Repurchase of common stock(a)	(127,466)	(1)	(660)	—	—	(661)
Balance at September 28, 2024	65,896,001	$659	$423,545	$349,810	$(41,302)	$732,712

Nine months ended September 30, 2023
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net loss	—	—	—	(40,243)	—	(40,243)
Other comprehensive loss, net of tax	—	—	—	—	(3,391)	(3,391)
Issuance of common stock under incentive stock plans	1,966,815	20	(20)	—	—	—
Stock-based compensation	—	—	5,361	—	—	5,361
Repurchase of common stock(a)	(644,158)	(6)	(5,357)	—	—	(5,363)
Balance at September 30, 2023	65,343,418	$654	$418,032	$434,180	$(67,189)	$785,677

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities
Net loss	$(22,778)	$(40,243)
Adjustments to reconcile net loss to cash provided by operating activities:
Income from discontinued operations	(3,217)	(312)
Depreciation and amortization	101,988	104,073
Asset impairment	25,169	—
Stock-based compensation expense	5,089	5,361
Deferred income tax benefit	(5,793)	(8,130)
Net periodic benefit cost of pension and other postretirement plans	3,018	3,060
Unrealized (gain) loss on foreign currency	(1,124)	564
(Gain) loss on disposal of property, plant and equipment	1,701	(1,085)
Other	10,012	6,133
Changes in operating assets and liabilities:
Accounts receivable	617	42,865
Income tax receivable	19,723	(3,742)
Inventories	(26,485)	22,301
Accounts payable	(9,309)	5,545
Accrued and other current liabilities	8,391	(31,732)
Duty refund rights	40,111	(1,946)
Other	8,314	(11,805)
Contributions to pension and other postretirement plans	(6,737)	(8,768)
Cash provided by operating activities	148,690	82,139

Investing activities
Capital expenditures, net of proceeds	(79,665)	(95,203)
Investment in equity method investment	—	(415)
Cash used in investing activities	(79,665)	(95,618)

Financing activities
Borrowings of long-term debt	232,200	303,217
Repayments of long-term debt	(238,394)	(397,087)
Short-term financing, net	(1,248)	(2,457)
Debt issuance costs	(1,875)	(10,082)
Repurchase of common stock	(661)	(5,363)
Cash used in financing activities	(9,978)	(111,772)

Net increase (decrease) in cash and cash equivalents	59,047	(125,251)
Net effect of foreign exchange on cash and cash equivalents	1,276	575
Balance, beginning of period	75,768	151,803
Balance, end of period	$136,091	$27,127

Supplemental cash flow information:
Interest paid	$(71,243)	$(50,306)
Income taxes refunded (paid), net	19,608	(7,215)
Capital assets purchased on account	25,575	31,706
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
Altamaha Green Energy Joint Venture
The Company is involved with AGE, under a preliminary joint venture agreement with Beasley Green Power, LLC. AGE aims to construct a biomass boiler and turbine to produce and sell green electricity to Georgia Power Company. AGE is not engaged in any other operating activities and since formation it has only been focused on developing feasibility studies for this project and handling related administrative matters. AGE expenses to date have been shared evenly by RYAM and Beasley and have not been material for the Company for any of the periods presented. The amounts expensed by the Company have been recorded as general and administrative expenses. Once the project evolves from the development stage and the current joint venture agreement between the Company and Beasley is amended to reflect the appropriate terms, the Company will evaluate the accounting and disclosure implications.
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
Subsequent Events
Debt Issuance and Redemption
In October 2024, the Company raised $700 million in aggregate principal amount of secured term loan financing and received net proceeds of $683 million after original issue discount, which will be used in the fourth quarter, together with cash on hand, to redeem the respective $453 million and $246 million outstanding principal balances of the 2026 Notes and 2027 Term Loan and pay estimated fees and expenses related to the transaction of approximately $30 million.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The 2029 Term Loan matures in October 2029, bears interest at an annual rate equal to three-month Term SOFR plus an initial spread of 7 percent and requires quarterly principal payments of $1.75 million. The initial spread may fluctuate by one half percent based on the Company’s net secured leverage ratio. If net secured leverage is below 2.5 times covenant EBITDA, the spread decreases to 6.5 percent. If net secured leverage exceeds 3.5 times covenant EBITDA, the spread increases to 7.5 percent.
The Company may voluntarily make prepayments at any time, subject to customary breakage costs and, if within the first three anniversaries of closing, an additional premium. For the first 18 months, prepayment of the loan is subject to a make-whole premium. For the following six months, prepayment is subject to a 2 percent premium. In the third year, prepayment is subject to a 1 percent premium. After 3 years, the loan is prepayable at par. The Company will also have the ability to make prepayment using the proceeds from the sale of its Paperboard and High-Yield Pulp businesses at a 2 percent premium during the first year, a 1 percent premium in year two, and par in year three.
The Company will be required to maintain a consolidated net secured leverage ratio, based on covenant EBITDA, as follows:
•5.00 to 1.00 for the fourth quarter of 2024 through fiscal year 2025;
•4.75 to 1.00 for fiscal year 2026; and
•4.50 to 1.00 for each fiscal year thereafter.
The agreement governing the 2029 Term Loan contains various other customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the term loan agreement, to take certain specified actions, subject to certain exceptions, including: incurring debt or liens, making investments, entering into mergers, consolidations, and acquisitions, paying dividends and making other restricted payments. Additionally, the 2029 Term Loan contains customary affirmative covenants and customary events of default (subject, in certain cases, to customary grace or cure periods), including, without limitation, late payment, breach of covenant, bankruptcy, judgment and defaults under certain other indebtedness and changes in control.
In conjunction with the above refinancing, the Company secured commitments for a five-year $175 million ABL credit facility. The facility is initially priced at Term SOFR plus a spread of 2 percent.
The Company expects to record a net loss on debt extinguishment in the fourth quarter of approximately $19 million related to these transactions, driven by the write off of deferred financing costs of the 2026 Notes, 2027 Term Loan and ABL Credit Facility.
Jesup Plant Fire
In October 2024, an isolated fire occurred at the Company’s Jesup plant during planned maintenance activity. There were no injuries to employees or contractors and no risk to the surrounding community. The plant’s C line operations resumed within two days and the A and B lines’ operations resumed within a two-week period. While the Company continues to assess the financial impact of the incident, the unfavorable impact to EBITDA in 2024 is expected to approximate $10 million, with an additional required $3 million of maintenance capital. Additional capital expenditures will be required over the next couple of years to complete repairs. The Company carries insurance for property and business interruption loss with a $15 million combined deductible.
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
The suspension of operations began on July 16, 2024 and is expected to conclude in the fourth quarter. In connection with the suspension of operations, the Company has incurred total one-time operating charges of $14 million. Potential remaining one-time charges to be incurred in the fourth quarter are estimated at $2 million to $3 million. While most cash costs associated with the suspension of operations will be paid in the third and fourth quarters, severance and other suspension costs are expected to be paid over a period of time.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
In the third quarter of 2024, in conjunction with the indefinite suspension of operations, the Company recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming High Purity Cellulose plant’s net carrying value exceeded its estimated fair value. Determining the fair value of an asset group is judgmental in nature and involves the use of significant estimates and assumptions. The Company determined the fair value of the Temiscaming High Purity Cellulose plant asset group using discounted cash flows under the income approach, which required the use of key assumptions and significant estimates. See Note 10—Fair Value Measurements for further information on the fair value measurement of the Temiscaming plant asset group.
The following table presents the accrued liability balance activity related to the suspension during the nine months ended September 28, 2024:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred(a)	3,456	5,476	8,932
Payments	(2,968)	(160)	(3,128)
Balance at September 28, 2024	$488	$5,316	$5,804

(a)Excludes non-cash items. See below.
The following table presents total suspension charges incurred by cost type:

	Three Months Ended September 28, 2024	Nine Months Ended September 28, 2024
Mothballing costs	$3,036	$3,456
Severance and other employee costs	—	6,206
Loss on asset disposal	995	995
Other suspension costs	3,794	3,794
Indefinite suspension charges(a)	$7,825	$14,451

(a)Includes non-cash charges of (i) a $2 million write-off of deferred shutdown costs, (ii) $2 million for potential contract penalties, (iii) a loss on asset disposal of $1 million and (iv) a $1 million loss on pension curtailment charges associated with early retirements driven by the suspension of operations. See Note 14—Employee Benefit Plans for further information regarding the loss on pension curtailment charges.
The above costs incurred were charged to the High Purity Cellulose segment in “indefinite suspension charges” in the consolidated statements of operations.
3. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada. As part of the sale of the lumber assets, the Company retained all refund rights and obligations, including interest, to softwood duties generated or incurred through the closing date of the sale. In total, the Company paid $112 million in softwood lumber duties from 2017 through 2021, and as of December 31, 2023, the Company had a $40 million long-term receivable related to USDOC administrative reviews completed to date. In June 2024, the Company executed on the sale of these refund rights (inclusive of the receivable), including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada. The Company recorded a $1 million loss on the sale, included in pre-tax income from discontinued operations.
Also during the nine months ended September 28, 2024, the Company recognized $5 million in pre-tax income from discontinued operations related to CEWS benefit claims deferred since 2021. See Note 7—Accrued and Other Current Liabilities for further information.
During the quarter and nine months ended September 30, 2023, the USDOC completed its administrative review of duties applied to Canada softwood lumber exports to the U.S. during 2021 and reduced rates applicable to the Company, for which the Company recorded a pre-tax gain of $2 million. Also during the nine months ended September 30, 2023, the Company incurred a $2 million loss related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Income from discontinued operations was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Loss on sale of duty refund rights	$—	$—	$(890)	$—
Selling, general and administrative and other operating income, net	—	1,957	5,267	424
Operating income	—	1,957	4,377	424
Income from discontinued operations before income tax	—	1,957	4,377	424
Income tax expense	—	(517)	(1,160)	(112)
Income from discontinued operations, net of tax	$—	$1,440	$3,217	$312
4. Accounts Receivable, Net
Accounts receivable, net included the following:

	September 28, 2024	December 31, 2023
Accounts receivable, trade	$173,462	$166,137
Accounts receivable, other(a)	20,602	31,973
Allowance for credit loss	(743)	(653)
Accounts receivable, net	$193,321	$197,457

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
5. Inventory
Inventory included the following:

	September 28, 2024	December 31, 2023
Finished goods	$184,340	$147,930
Work-in-progress	4,866	6,987
Raw materials	39,514	46,120
Manufacturing and maintenance supplies	5,314	6,437
Inventory	$234,034	$207,474
6. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 28, 2024, the Company’s leases have remaining lease terms of less than one year to 12.1 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the term of the lease, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the lease provides an implicit or explicit interest rate.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$2,412	$1,858	$6,050	$5,464

Finance lease cost
Amortization of ROU assets	109	102	322	301
Interest	19	26	64	85
Total lease cost	$2,540	$1,986	$6,436	$5,850

	Balance Sheet Location	September 28, 2024	December 31, 2023
Operating leases(a)
ROU assets	Other assets	$32,281	$17,475
Lease liabilities, current	Accrued and other current liabilities	7,546	4,499
Lease liabilities, non-current	Other liabilities	26,472	14,666

Finance leases
ROU assets	Property, plant and equipment, net	801	1,078
Lease liabilities	Long-term debt	1,033	1,355

(a)During the second quarter of 2024, the Company recorded an ROU asset and corresponding lease liability of $14 million related to a new warehouse lease agreement in Canada.

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$6,071	$5,182
Operating lease ROU assets obtained in exchange for lease liabilities	18,163	5,650
Finance lease cash flows were immaterial during each of the nine months ended September 28, 2024 and September 30, 2023.

	September 28, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (in years)	4.9	5.5
Weighted average discount rate	8.3%	8.3%

Finance leases
Weighted average remaining lease term (in years)	2.2	2.8
Weighted average discount rate	7.0%	7.0%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Operating lease maturities as of September 28, 2024 were as follows:

Remainder of 2024	$2,536
2025	9,931
2026	9,147
2027	7,903
2028	6,431
Thereafter	5,857
Total minimum lease payments	41,805
Less: imputed interest	(7,787)
Present value of future minimum lease payments	$34,018
7. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	September 28, 2024	December 31, 2023
Accrued customer incentives	$43,258	$30,036
Accrued payroll and benefits	24,582	13,552
Accrued interest	15,881	32,256
Accrued income taxes	4,446	4,605
Accrued property and other taxes	7,105	2,547
Deferred revenue(a)	8,727	24,061
Other current liabilities(b)	57,512	47,431
Accrued and other current liabilities	$161,511	$154,488

(a)Included at September 28, 2024 and December 31, 2023 was $4 million and $19 million (CAD $5 million and $25 million), respectively, associated with funds received in 2021 for CEWS. In the second quarter of 2024, the Company recognized in income $15 million of the $19 million accrued at December 31, 2023, including $10 million in “other operating income (expense), net” and $5 million in “income from discontinued operations, net of tax.” The remaining amount will be recognized at the earlier of the conclusion of the final outstanding audit and the expiration of the statute of limitations in July 2025.
(b)Included at September 28, 2024 and December 31, 2023 were $18 million and $13 million, respectively, of energy-related payables associated with Tartas facility operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
8. Debt and Finance Leases
Debt and finance leases included the following:

	September 28, 2024	December 31, 2023
ABL Credit Facility due December 2025: $135 million net availability, bearing interest of 6.94% (4.94% adjusted SOFR plus 2.00% margin) at September 28, 2024	$—	$—
Term Loan due July 2027: bearing interest of 12.59% (4.59% three-month Term SOFR plus 8.00% margin) at September 28, 2024	246,250	250,000
7.625% Senior Secured Notes due January 2026	452,640	464,640
5.50% CAD-based term loan due April 2028	24,881	30,479
Other loans(a)	60,212	44,754
Short-term factoring facility	4,090	5,292
Finance lease obligations	1,033	1,355
Total principal payments due	789,106	796,520
Less: unamortized premium, discount and issuance costs	(15,853)	(19,063)
Total debt	773,253	777,457
Less: debt due within one year	(25,578)	(25,283)
Long-term debt	$747,675	$752,174

(a)Consist of low-interest green loans for energy projects and other loans intended for use in biomaterials projects in France.
Term Loan
In January 2024, the Company amended the 2027 Term Loan to increase the maximum consolidated net secured leverage ratio that it must maintain in the fourth quarter of 2023 and through its 2024 fiscal year (see below). In addition, should the Company exceed the 4.50 to 1.00 maximum ratio established by the original agreement in any of these quarters, it will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. The Company incurred total fees of $3 million related to this amendment, including $1 million in legal and advisory fees recorded to “selling, general and administrative expense” in the consolidated statements of operations in the fourth quarter of 2023, and $2 million in lender fees recorded as deferred financing costs in the first quarter of 2024 that will be amortized to “interest expense” over the remaining term of the loan.
The Company is required to maintain various financial covenants, including a consolidated net secured leverage ratio, based on covenant EBITDA, as follows:
•5.25 to 1.00 for the fourth quarter of 2023 through the second quarter of 2024;
•5.00 to 1.00 for the third fiscal quarter of 2024;
•4.75 to 1.00 for the fourth fiscal quarter of 2024; and
•4.50 to 1.00 for each fiscal quarter thereafter.
Senior Notes
2026 Notes
In September 2024, the Company repurchased $12 million principal of its 2026 Notes through open-market transactions for $12 million cash and recorded an immaterial gain on extinguishment to “other income (expense), net” in the consolidated statements of operations.
In April 2023, the Company repurchased $10 million principal of its 2026 Notes through open-market transactions and recorded a gain on extinguishment of $1 million to “other income (expense), net” in the consolidated statements of operations.
2024 Notes
In August 2023, the Company fully redeemed its 2024 Notes through open-market transactions and recorded a loss on extinguishment of $1 million to “other income (expense), net” in the consolidated statements of operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Covenants and Debt Maturity
As of September 28, 2024, the Company was in compliance with all covenants under its debt agreements.
As of September 28, 2024, the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2024(a)	$11,577
2025(b)	19,437
2026(c)	472,391
2027(d)	247,048
2028	11,422
Thereafter	26,198
Total debt principal payments	$788,073

(a)Includes $3 million of the $246 million outstanding principal balance of the 2027 Term Loan. The 2027 Term Loan and 2026 Notes will be fully redeemed with the proceeds of the 2029 Term Loan in the fourth quarter of 2024. The 2029 Term Loan will mature in October 2029. See Note 1—Basis of Presentation for further information regarding the 2029 Term Loan issuance and the refinancing of the 2026 Notes and 2027 Term Loan.
(b)Includes $5 million principal of the 2027 Term Loan.
(c)Includes the $453 million outstanding principal balance of the 2026 Notes and $5 million principal of the 2027 Term Loan.
(d)Includes the remaining $234 million principal balance of the 2027 Term Loan.
9. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the nine months ended September 28, 2024:

Balance at December 31, 2023	$170,291
Increase in liabilities	3,670
Payments	(3,606)
Foreign currency adjustments	(35)
Balance at September 28, 2024	170,320
Less: current portion	(9,832)
Non-current environmental liabilities	$160,488
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 28, 2024, the Company estimates this exposure could range up to approximately $87 million, although no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
10. Fair Value Measurements
Assets Measured at Fair Value on a Nonrecurring Basis
Asset Impairment
In the third quarter of 2024, the Company recorded a $25 million non-cash impairment related to the Temiscaming High Purity Cellulose plant asset group. The fair value of the Temiscaming High Purity Cellulose plant assets was determined using discounted cash flows under the income approach from the perspective of a market participant assuming the highest and best use of the asset group. Discounted cash flows were estimated using key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate, which are Level 3 measurements. See Note 2—Indefinite Suspension of Operations for further information on this impairment.
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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	September 28, 2024	December 31, 2023
Carrying amount of fixed rate debt(a)	$535,664	$536,393
Fair value of fixed rate debt	531,853	497,563

(a)Excludes finance lease obligations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
11. Accumulated Other Comprehensive Loss

	Nine Months Ended
	September 28, 2024	September 30, 2023
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(33,537)	$(43,694)
Other comprehensive income (loss) before reclassifications	3,371	(3,034)
Income tax on other comprehensive gain (loss)	(901)	804
Reclassifications to earnings(a)
Amortization of gain	(587)	(531)
Amortization of prior service cost	540	259
Income tax on reclassifications	11	70
Net comprehensive income (loss) on employee benefit plans, net of tax	2,434	(2,432)
Balance, end of period	(31,103)	(46,126)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(373)	(567)
Reclassifications to earnings - foreign currency exchange contracts(b)	135	173
Income tax on reclassifications	(18)	(23)
Net comprehensive gain on derivative instruments, net of tax	117	150
Balance, end of period	(256)	(417)

Foreign currency translation
Balance, beginning of period	(12,007)	(19,537)
Foreign currency translation adjustment, net of tax(c)	2,064	(1,109)
Balance, end of period	(9,943)	(20,646)

Accumulated other comprehensive loss, end of period	$(41,302)	$(67,189)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 14—Employee Benefit Plans for further information.
(b)Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating income (expense), net” or “other income (expense), net,” as appropriate.
(c)Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency, not the translated reporting currency.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
12. Earnings Per Common Share
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Loss from continuing operations	$(32,598)	$(26,540)	$(25,995)	$(40,555)
Income from discontinued operations	—	1,440	3,217	312
Net loss available for common stockholders	$(32,598)	$(25,100)	$(22,778)	$(40,243)

Weighted average shares used for determining basic earnings per share of common stock	65,892,750	65,343,418	65,686,397	65,024,654
Dilutive effect of:
Stock options	—	—	—	—
Performance and restricted stock	—	—	—	—
Weighted average shares used for determining diluted earnings per share of common stock	65,892,750	65,343,418	65,686,397	65,024,654
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock options	—	46,798	—	46,798
Performance and restricted stock	3,419,691	3,302,332	3,419,691	3,302,332
Total anti-dilutive instruments	3,419,691	3,349,130	3,419,691	3,349,130
13. Incentive Stock Plans
Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock-based compensation expense	$3,090	$2,116	$7,500	$5,286

(a)Included equity award expense of $2 million during each of the quarters ended September 28, 2024 and September 30, 2023, and $5 million during each of the nine months ended September 28, 2024 and September 30, 2023.
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first and second quarters of 2024. The 2024 restricted stock unit awards cliff vest after three years, except for director awards, which vest after one year. The 2024 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 percent and 200 percent of the target award for each of the TSR and adjusted EBITDA metrics. Performance below threshold for either metric would result in zero payout for that metric. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2024, the performance-based awards granted in 2021 vested without meeting the performance thresholds, resulting in no stock units or cash being awarded.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2024 activity of the Company’s incentive stock awards:

	Stock Options		Restricted Stock Units		Performance-Based Stock Units
	Options	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	46,798	$37.77	1,886,694	$6.01	1,370,601	$7.83
Granted	—	—	633,603	4.11	582,442	4.52
Forfeited	—	—	(94,134)	4.97	(329,411)	10.87
Exercised or settled	—	—	(625,104)	6.81	(5,000)	2.41
Expired or cancelled	(46,798)	29.52	—	—	—	—
Outstanding at September 28, 2024	—	$—	1,801,059	$5.12	1,618,632	$6.06
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
During the nine months ended September 28, 2024, the Company recorded a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations at the Temiscaming High Purity Cellulose plant. The loss on curtailment was recognized in “indefinite suspension charges” in the Company’s consolidated statements of operations. Additionally, the Company decreased its pension liability by $3 million. See Note 2—Indefinite Suspension of Operations for further information.
During the nine months ended September 30, 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain wound-up Canadian pension plans. The settlement was recognized in “components of pension and OPEB, excluding service costs” in the Company’s consolidated statements of operations.
The following tables present the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$1,440	$1,223	$138	$293
Interest cost	6,972	7,204	247	352
Expected return on plan assets	(7,987)	(7,967)	—	—
Amortization of prior service cost (credit)	205	111	(24)	(24)
Amortization of gain	(11)	(123)	(185)	(54)
Net periodic benefit cost	$619	$448	$176	$567

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$4,504	$3,664	$414	$879
Interest cost	20,784	21,586	742	1,057
Expected return on plan assets	(24,115)	(23,854)	—	—
Amortization of prior service cost (credit)	613	332	(73)	(73)
Amortization of gain	(33)	(369)	(554)	(162)
Pension settlement loss	—	2,317	—	—
Curtailment	736	—	—	—
Net periodic benefit cost	$2,489	$3,676	$529	$1,701
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit) and amortization of (gain) loss are included in “components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
15. Income Taxes
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Loss from continuing operations before income tax	$(36,669)	$(31,673)	$(30,484)	$(50,191)
Effective tax rate	12.5%	17.0%	19.4%	22.4%
The effective tax rates for the quarter and nine months ended September 28, 2024 differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions, the release of certain tax reserves, different statutory tax rates in foreign jurisdictions, U.S. tax credits, excess deficit on vested stock compensation and return-to-accrual adjustments.
The effective tax rates for the quarter and nine months ended September 30, 2023 differed from the federal statutory rate of 21 percent primarily due to disallowed interest deductions in the U.S. and nondeductible executive compensation, offset by U.S. tax credits, return-to-accrual adjustments related to previously filed tax returns, changes in the valuation allowance on disallowed interest deductions and interest received on overpayments of tax from prior years. The effective tax rate for the nine-month period was also impacted by an excess tax benefit on vested stock compensation.
Deferred Taxes
As of September 28, 2024 and December 31, 2023, the Company’s net DTA included $14 million and $15 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The asset decreased $1 million as a result of a tax expense recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.

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
Net sales, disaggregated by product line, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
High Purity Cellulose
Cellulose Specialties	$220,820	$164,654	$638,382	$570,584
Commodity Products	78,129	98,834	253,683	321,548
Other sales(a)	25,865	28,528	72,109	73,447
Total High Purity Cellulose	324,814	292,016	964,174	965,579
Paperboard	54,809	57,212	168,068	164,300
High-Yield Pulp	27,822	25,393	94,981	111,397
Eliminations	(6,342)	(5,951)	(19,419)	(20,432)
Net sales	$401,103	$368,670	$1,207,804	$1,220,844

(a)Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Operating income (loss) by segment was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
High Purity Cellulose	$(5,688)	$(5,547)	$45,215	$6,965
Paperboard	6,890	13,088	26,999	28,680
High-Yield Pulp	294	(6,062)	436	2,030
Corporate	(18,296)	(15,919)	(44,178)	(41,977)
Operating income (loss)	$(16,800)	$(14,440)	$28,472	$(4,302)
Identifiable assets by segment were as follows:

	September 28, 2024	December 31, 2023
High Purity Cellulose	$1,501,493	$1,510,076
Paperboard	101,549	105,804
High-Yield Pulp	48,295	43,811
Corporate(a)	508,023	523,009
Total assets	$2,159,360	$2,182,700

(a)Includes ERP and certain lease assets shared across segments.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
17. Commitments and Contingencies
Commitments
The Company had no material changes to the purchase obligations presented in its 2023 Form 10-K during the nine months ended September 28, 2024. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips.
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
Litigation and Contingencies
Duties on Canadian Softwood Lumber Sold to the U.S.
The Company previously operated six softwood lumber mills in Ontario and Quebec, Canada, and exported softwood lumber into the U.S. from Canada. In connection with these exports, the Company paid approximately $112 million of softwood lumber duties between 2017 and August 2021, including $1 million of ancillary fees, which were recorded as expense in the periods incurred. As part of the sale of its lumber assets in 2021, the Company retained all refund rights and obligations to softwood duties generated or incurred through the closing date of the sale. As of December 31, 2023, the Company had a $40 million long-term receivable associated with USDOC determinations of the revised duty rates for 2017 through 2021. In June 2024, the Company executed on the sale of these refund rights (inclusive of the receivable), including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 28, 2024, the Company had net exposure of $37 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $89 million as of September 28, 2024, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $28 million at September 28, 2024.

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
In April 2024, collective bargaining agreements covering approximately 225 unionized employees at the Fernandina plant expired. The employees continued to work under the terms of the expired contracts until negotiations concluded in the third quarter of 2024 and final agreements with the union were reached. As of September 28, 2024, all of the Company’s collective bargaining agreements covering its unionized employees were current.

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
We operate in three business segments: High Purity Cellulose, Paperboard and High-Yield Pulp.
Recent Business Developments
•In October 2024, we secured term loan financing of $700 million in aggregate principal amount and received net proceeds of $683 million after original issue discount, which will be used in the fourth quarter, together with cash on hand, to redeem the outstanding principal balances of the 2026 Notes and the 2027 Term Loan and pay fees and expenses related to the transaction. In conjunction with this refinancing, we secured commitments for a five-year $175 million ABL credit facility. See Note 1—Basis of Presentation to our Financial Statements.
•In October 2024, an isolated fire occurred at our Jesup plant during planned maintenance activity. We estimate an unfavorable impact to EBITDA in 2024 from the incident of approximately $10 million and additional required maintenance capital of $3 million. See Note 1—Basis of Presentation to our Financial Statements.
•In September 2024, we announced price increases for our cellulose specialties products of up to 10 percent, depending on product grade, as contracts allow. This increase was driven by market dynamics, cost inflation and other economic drivers.
•In September 2024, we repurchased $12 million principal of our 2026 Notes through open-market transactions for $12 million cash. See Note 8—Debt and Finance Leases to our Financial Statements.

•In July 2024, we indefinitely suspended operations at our Temiscaming High Purity Cellulose plant and in September 2024, we recorded a $25 million non-cash asset impairment, among other charges, related to the suspension. See Note 2—Indefinite Suspension of Operations to our Financial Statements.
•In June 2024, we recognized $15 million in pre-tax income related to CEWS benefit claims deferred since 2021. See Note 3—Discontinued Operations and Note 7—Accrued and Other Current Liabilities to our Financial Statements.
•In June 2024, we sold our refund rights, including interest, related to softwood lumber duties paid from 2017 through 2021 for $39 million. See Note 3—Discontinued Operations to our Financial Statements.
•In January 2024, we amended our 2027 Term Loan agreement to increase the maximum consolidated net secured leverage ratio that we must maintain in the fourth quarter of 2023 and through fiscal year 2024. In addition, should we exceed the maximum ratio established by the original agreement during this period, we will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter. See Note 8—Debt and Finance Leases to our Financial Statements.
Business Outlook
In October 2023, we announced that we are exploring the potential sale of our Paperboard and High-Yield Pulp assets located at our Temiscaming site. We remain committed to pursuing a sale of these assets at a fair price.
In July 2024, we indefinitely suspended operations at our Temiscaming High Purity Cellulose plant. This plan is expected to mitigate high capital needs and operating losses related to exposure to commodity viscose products and improve our consolidated free cash flow; however, future operational loss reductions will be partially offset by continuing custodial site expenses. In connection with the suspension of operations, we have incurred one-time operating charges, including mothballing and severance and other employee costs, of $14 million and a $25 million non-cash asset impairment. Potential remaining one-time charges to be incurred in the fourth quarter are estimated at $2 million to $3 million. For 2024, the suspension of the Temiscaming High Purity Cellulose plant is expected to be positive to Adjusted EBITDA. Free cash flow is expected to increase by $30 million to $35 million in 2024 as lower capital expenditures and benefits from the monetization of working capital are expected to more than offset the one-time and other cash costs associated with the suspension of operations.
In October 2024, an isolated fire occurred at our Jesup plant during planned maintenance activity. There were no injuries to employees or contractors and no risk to the surrounding community. The plant’s C line operations resumed within two days and the A and B lines’ operations resumed within a two-week period. While we continue to assess the financial impact of the incident, the unfavorable impact to EBITDA in 2024 is expected to approximate $10 million, with an additional required $3 million of maintenance capital. Additional capital expenditures will be required over the next couple of years to complete repairs. We carry insurance for property and business interruption loss with a $15 million combined deductible.
The following market assessment represents our current outlook of our business segments’ future performance.
High Purity Cellulose
Average sales prices for cellulose specialties in 2024 are expected to increase by a low single-digit percentage as compared to average sales prices in 2023 as we continue to prioritize value over volume. Sales volumes for cellulose specialties are expected to increase compared to 2023 driven by increased volumes from the closure of a competitor’s plant, a modest increase in ethers demand and additional volume sold to customers affected by the indefinite suspension of Temiscaming High Purity Cellulose operations, partially offset by a one-time favorable impact from a change in customer contract terms in the prior year first quarter, customer destocking in the acetate markets and reduced sales related to the fire in Jesup. Demand for RYAM’s commodity products remains steady. Sales prices for fluff products are expected to decline by a high single-digit percentage compared to 2023, while sales volumes are projected to increase by nearly 30 percent year over year. For non-fluff commodities, average sales prices are expected to rise by a mid-single-digit percentage over 2023 levels, though sales volumes are expected to decrease nearly 50 percent compared to 2023 levels, aligned with strategic initiatives to reduce exposure to non-fluff commodities. Pricing for all commodity High Purity Cellulose products is forecasted to soften slightly in Q4, with volumes seeing a modest increase sequentially. Costs are expected to be lower in 2024 driven by lower key input and logistics costs, improved productivity and the suspension of operations at the Temiscaming High Purity Cellulose plant, partially offset by increased costs due to the timing of maintenance projects, net custodial site expenses related to the suspension and recovery costs related to the Jesup fire. Our bioethanol facility in Tartas, France became operational in the first quarter of 2024 and is expected to deliver approximately $3 million to $4 million of EBITDA in 2024, growing to $8 million to $10 million beginning in 2025. EBITDA in the fourth quarter of 2024 is expected to be lower than the third quarter of 2024 due to the anticipated net custodial site expenses at the Temiscaming site, Jesup fire repair costs and the impact of the fire on sales and costs.

Looking forward to 2025, we announced price increases of up to 10 percent for our cellulose specialties products, as contracts allow, and expect higher margins for cellulose specialties in the coming year. We expect to continue reducing our exposure to non-fluff commodities in 2025.
Paperboard
Paperboard prices are expected to decrease in the fourth quarter while sales volumes are expected to increase. Raw material prices are expected to increase compared to the third quarter. Overall, we expect a decline in EBITDA from this segment in the coming quarters as market pressure continues with new competitive supply coming online in 2025.
High-Yield Pulp
High-Yield Pulp prices are expected to decline in the fourth quarter, while sales volumes are expected to increase significantly due to timing of shipments. Overall, we expect to incur a loss in EBITDA from this segment in the coming quarter due to the decline in sales prices. Current pricing is expected to remain low in the coming quarters.
Corporate
Corporate costs are expected to decrease in the fourth quarter subject to fluctuations in foreign exchange rates.
Biomaterials Strategy
We continue to invest in new products to provide both increased end market diversity and incremental profitability. These new products will target the growing green energy and renewable product markets. Current projects include:
•Our bioethanol facility in Tartas, France is operating to available feedstock and represents a significant milestone towards our goal of generating $42 million of annual EBITDA from all of RYAM’s future biomaterial products in 2027.
•We have submitted notice of our GRAS self-certification for a prebiotics product to the U.S. Food and Drug Administration and continue to move forward with plans for a bioethanol facility in Fernandina.
•Our involvement in AGE, a company that aims to utilize renewable forestry waste and other biomass generally discarded as waste to generate sustainable electricity for the state of Georgia. While still in the development phase, the project achieved a significant milestone when AGE was recently awarded a Purchase Power Agreement to sell electricity to Georgia Power Company. Additional information regarding the progress of this project will be shared in 2025.
We are also advancing various other projects and expect to secure financing for many of these projects in the coming quarter.

Results of Operations

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$401	$369	$1,208	$1,221
Cost of sales	(357)	(360)	(1,079)	(1,160)
Gross margin	44	9	129	61
Selling, general and administrative expense	(24)	(22)	(66)	(59)
Foreign exchange gain (loss)	(2)	1	1	(1)
Asset impairment	(25)	—	(25)	—
Indefinite suspension charges	(7)	—	(14)	—
Other operating income (expense), net	(3)	(2)	3	(5)
Operating income (loss)	(17)	(14)	28	(4)
Interest expense	(20)	(21)	(62)	(52)
Components of pension and OPEB, excluding service costs	1	—	2	(1)
Other income (expense), net	—	4	2	7
Loss from continuing operations before income tax	(36)	(31)	(30)	(50)
Income tax benefit	4	5	6	11
Equity in loss of equity method investment	(1)	(1)	(2)	(2)
Loss from continuing operations	(33)	(27)	(26)	(41)
Income from discontinued operations, net of tax	—	2	3	1
Net loss	$(33)	$(25)	$(23)	$(40)

Gross margin %	11.0%	2.4%	10.7%	5.0%
Operating margin %	(4.2)%	(3.8)%	2.3%	(0.3)%
Effective tax rate	12.5%	17.0%	19.4%	22.4%
Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
High Purity Cellulose	$325	$292	$964	$966
Paperboard	55	57	168	164
High-Yield Pulp	28	25	95	111
Eliminations	(7)	(5)	(19)	(20)
Net sales	$401	$369	$1,208	$1,221
Net sales for the quarter ended September 28, 2024 increased $32 million, or 9 percent, compared to the same prior year quarter driven by higher sales prices in High Purity Cellulose and High-Yield Pulp and higher sales volumes in cellulose specialties, partially offset by lower sales prices in Paperboard and lower sales volumes in commodity products and High-Yield Pulp.
Net sales for the nine months ended September 28, 2024 decreased $13 million, or 1 percent, compared to the same prior year period driven by lower sales prices in commodity products, Paperboard and High-Yield Pulp and lower sales volumes in commodity products and High-Yield Pulp, partially offset by higher sales prices in cellulose specialties and higher sales volumes in cellulose specialties and Paperboard.
See Operating Results by Segment below for further discussion.

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
High Purity Cellulose	$(6)	$(6)	$45	$7
Paperboard	7	13	27	29
High-Yield Pulp	—	(6)	—	2
Corporate	(18)	(15)	(44)	(42)
Operating income (loss)	$(17)	$(14)	$28	$(4)
Operating loss for the quarter ended September 28, 2024 increased $3 million, or 21 percent, compared to the same prior year quarter primarily driven by $7 million in one-time costs incurred related to the indefinite suspension of Temiscaming High Purity Cellulose operations and an associated $25 million non-cash asset impairment. The loss also included $4 million of Temiscaming High Purity Cellulose continuing custodial site costs. The increase in the quarter’s operating loss was further driven by lower Paperboard net sales and higher purchased pulp costs. Partially offsetting these increases to the loss were the higher net sales in High Purity Cellulose and High-Yield Pulp, lower key input and labor costs in High Purity Cellulose and higher productivity in High-Yield Pulp.
Operating results for the nine months ended September 28, 2024 improved $32 million, or 800 percent, compared to the same prior year period despite one-time charges of $14 million related to the indefinite suspension of Temiscaming High Purity Cellulose operations and an associated $25 million non-cash asset impairment. Results also included $4 million of Temiscaming High Purity Cellulose continuing custodial site costs. The improvement in operating results was driven by higher Paperboard net sales, lower key input, logistics and labor costs in High Purity Cellulose, lower purchased pulp costs in Paperboard, lower logistics, chemicals and wood costs and higher productivity in High-Yield Pulp and the recognition of $10 million in CEWS benefit claims deferred since 2021. Partially offsetting these improvements, in addition to the indefinite suspension charges, asset impairment and custodial site costs, were lower High Purity Cellulose and High-Yield Pulp net sales, the impact of the timing of planned maintenance outages compared to the prior year, the prior year recognition of a $3 million benefit from payroll tax credit carryforwards that we do not expect to repeat and $11 million of energy cost benefits from sales of excess emission allowances recognized in the prior year, the current year sales of which are expected in the fourth quarter.
See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense for the quarter and nine months ended September 28, 2024 was nearly flat and increased $10 million, respectively, compared to the same prior year periods. The increase in the nine-month period was driven by an increase in the average effective interest rate on debt, partially offset by a decrease in the average outstanding principal balance. Total debt increased $24 million from September 30, 2023 to September 28, 2024, as we secured $26 million of green capital to further our biomaterials strategy.
Interest income for the quarter and nine months ended September 28, 2024 decreased $2 million and $3 million, respectively, compared to the same prior year periods driven by the prior year timing of the receipt of the 2027 Term Loan proceeds and their subsequent use in the repayment of senior notes.
Unfavorable foreign exchange rates during the quarter ended September 28, 2024 compared to favorable rates in the same prior year quarter resulted in a net unfavorable impact of $1 million. The net impact when comparing the current and prior year nine-month periods was favorable but immaterial.
Also included in “other income (expense), net” in the quarter and nine months ended September 30, 2023 was a $1 million net loss on debt extinguishment. Additionally, we recorded a $2 million gain on a passive land sale and a $2 million pension settlement loss in the prior year nine-month period.

Income Taxes
The effective tax rate on the loss from continuing operations for the quarter and nine months ended September 28, 2024 was a benefit of 13 percent and 19 percent, respectively. The 2024 effective tax rate differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions, the release of certain tax reserves, different statutory tax rates in foreign jurisdictions, U.S. tax credits, excess deficit on vested stock compensation and return-to-accrual adjustments.
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
Discontinued Operations
During the nine months ended September 28, 2024, we recorded pre-tax income from discontinued operations of $5 million related to CEWS benefit claims deferred since 2021 and a pre-tax loss of $1 million on the sale of our softwood lumber duty refund rights.
During the quarter and nine months ended September 30, 2023, the USDOC completed its administrative review of duties applied to Canada softwood lumber exports to the U.S. during 2021 and reduced rates applicable to us, for which we recorded a pre-tax gain of $2 million. Also during the nine months ended September 30, 2023, we incurred a $2 million pre-tax loss related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$325	$292	$964	$966
Operating income (loss)	$(6)	$(6)	$45	$7
Average sales prices ($ per MT)	$1,369	$1,215	$1,346	$1,282
Sales volumes (thousands of MTs)	218	217	663	696
Net Sales - Three Months Ended

	Three Months Ended September 30, 2023	Changes Attributable to:		Three Months Ended September 28, 2024
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$165	$3	$52	$220
Commodity products	99	—	(20)	79
Other sales(a)	28	—	(2)	26
Net sales	$292	$3	$30	$325

(a)Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.

Net sales of our High Purity Cellulose segment for the quarter ended September 28, 2024 increased $33 million compared to the same prior year quarter. Included in the current and prior year quarters were $26 million and $28 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Total sales prices increased 13 percent due to a higher mix of cellulose specialties and included 2 percent and 5 percent increases in cellulose specialties and commodity prices, respectively. Total sales volumes were nearly flat as a 32 percent increase in cellulose specialties volumes was offset by a 24 percent decrease in commodity volumes. The cellulose specialties sales volumes increase includes additional volumes sold to customers affected by the indefinite suspension of Temiscaming High Purity Cellulose operations that began in the third quarter, the closure of a competitor’s plant in late 2023, the easing of prior year customer destocking and a continued uptick in ethers sales volumes. The decrease in commodity sales volumes was primarily driven by a higher mix of cellulose specialties production and the indefinite suspension of Temiscaming High Purity Cellulose operations.
Net Sales - Nine Months Ended

	Nine Months Ended September 30, 2023	Changes Attributable to:		Nine Months Ended September 28, 2024
(in millions)		Price	Volume/Mix/Other
Cellulose specialties	$571	$8	$59	$638
Commodity products	322	(22)	(46)	254
Other sales(a)	73	—	(1)	72
Net sales	$966	$(14)	$12	$964

(a)Includes sales of bioelectricity, lignosulfonates and other by-products to third parties.
Net sales of our High Purity Cellulose segment for the nine months ended September 28, 2024 was nearly flat compared to the same prior year period. Included in the current and prior year nine-month periods were $72 million and $73 million, respectively, of other sales primarily from bio-based energy and lignosulfonates. Total sales prices increased 5 percent due to a 1 percent increase in cellulose specialties prices that was partially offset by a 3 percent decrease in commodity prices. Despite a cellulose specialties sales volumes increase of 10 percent, total sales volumes decreased 5 percent driven by a 19 percent decrease in commodity volumes. Increased cellulose specialties sales volumes resulting from the additional volumes sold ahead of the suspension of Temiscaming High Purity Cellulose operations, the closure of a competitor’s plant in late 2023, the easing of prior year customer destocking and an uptick in ethers sales volumes were partially offset by the one-time favorable impact from a change in customer contract terms in the prior year first quarter. The decrease in commodity sales volumes was primarily driven by a higher mix of cellulose specialties production and the indefinite suspension of Temiscaming High Purity Cellulose operations.
Operating Loss - Three Months Ended

	Three Months Ended September 30, 2023	Gross Margin Changes Attributable to:				Three Months Ended September 28, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating loss	$(6)	$3	$6	$25	$(34)	$(6)
Operating margin %	(2.1)%	1.0%	1.9%	7.7%	(10.3)%	(1.8)%

(a)Computed based on contribution margin.
Operating loss of our High Purity Cellulose segment for the quarter ended September 28, 2024 was nearly flat compared to the same prior year quarter despite one-time charges of $7 million related to the indefinite suspension of Temiscaming High Purity Cellulose operations and an associated $25 million non-cash asset impairment. Results also included $4 million of Temiscaming High Purity Cellulose continuing custodial site costs. The quarter results were driven by the higher cellulose specialties sales prices and volumes, lower key input costs and lower labor costs reflective of the suspended operations, offset by the indefinite suspension charges, asset impairment, custodial site costs and lower commodity sales volumes.

Operating Income - Nine Months Ended

	Nine Months Ended September 30, 2023	Gross Margin Changes Attributable to:				Nine Months Ended September 28, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$7	$(14)	$(13)	$102	$(37)	$45
Operating margin %	0.7%	(1.5)%	(1.3)%	10.6%	(3.8)%	4.7%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the nine months ended September 28, 2024 increased $38 million compared to the same prior year period despite one-time charges of $14 million related to the indefinite suspension of Temiscaming High Purity Cellulose operations and an associated $25 million non-cash asset impairment. Results also included $4 million of Temiscaming High Purity Cellulose continuing custodial site costs. The increase in operating income in the nine-month period was driven by the higher cellulose specialties sales prices and volumes, lower key input and logistics costs, lower labor costs reflective of the suspended operations and the recognition of $5 million in CEWS benefit claims deferred since 2021. Partially offsetting these increases were the indefinite suspension charges, asset impairment, custodial site costs, the lower commodity sales prices and volumes, the impact of the timing of planned maintenance outages compared to the prior year, the prior year recognition of a $3 million benefit from payroll tax credit carryforwards that we do not expect to repeat and $11 million of energy cost benefits from sales of excess emission allowances recognized in the prior year, the current year sales of which are expected in the fourth quarter.
Paperboard

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$55	$57	$168	$164
Operating income	$7	$13	$27	$29
Average sales prices ($ per MT)	$1,400	$1,459	$1,388	$1,508
Sales volumes (thousands of MTs)	39	39	121	109
Net Sales - Three Months Ended

	Three Months Ended September 30, 2023	Changes Attributable to:		Three Months Ended September 28, 2024
(in millions)		Price	Volume/Mix
Net sales	$57	$(2)	$—	$55
Net sales of our Paperboard segment for the quarter ended September 28, 2024 decreased $2 million compared to the same prior year quarter driven by a 4 percent decrease in sales prices due to mix and increased competitive activity from European imports. Sales volumes were nearly flat.
Net Sales - Nine Months Ended

	Nine Months Ended September 30, 2023	Changes Attributable to:		Nine Months Ended September 28, 2024
(in millions)		Price	Volume/Mix
Net sales	$164	$(14)	$18	$168
Net sales of our Paperboard segment for the nine months ended September 28, 2024 increased $4 million compared to the same prior year period. Sales volumes increased 11 percent driven by the easing of prior year customer destocking in the current year, partially offset by an 8 percent decrease in sales prices driven by mix and increased competitive activity from European imports.

Operating Income - Three Months Ended

	Three Months Ended September 30, 2023	Gross Margin Changes Attributable to:				Three Months Ended September 28, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$13	$(2)	$—	$(4)	$—	$7
Operating margin %	22.8%	(2.8)%	—%	(7.3)%	—%	12.7%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the quarter ended September 28, 2024 decreased $6 million compared to the same prior year quarter driven by the lower sales prices and higher purchased pulp costs.
Operating Income - Nine Months Ended

	Nine Months Ended September 30, 2023	Gross Margin Changes Attributable to:				Nine Months Ended September 28, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$29	$(14)	$8	$3	$1	$27
Operating margin %	17.7%	(7.7)%	3.7%	1.8%	0.6%	16.1%

(a)Computed based on contribution margin.
Operating income of our Paperboard segment for the nine months ended September 28, 2024 decreased $2 million compared to the same prior year period driven by the lower sales prices and the impact of the planned maintenance outage in the prior year, partially offset by the higher sales volumes, lower purchased pulp costs and the recognition of $2 million in CEWS benefit claims deferred since 2021.
High-Yield Pulp

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$28	$25	$95	$111
Operating income (loss)	$—	$(6)	$—	$2
Average sales prices ($ per MT)(a)	$559	$489	$564	$635
Sales volumes (thousands of MTs)(a)	38	39	133	142

(a)External sales only. During the quarters ended September 28, 2024 and September 30, 2023, the High-Yield Pulp segment sold 15,000 MTs and 17,000 MTs of high-yield pulp to the Paperboard segment for $7 million and $6 million, respectively. During the nine months ended September 28, 2024 and September 30, 2023, the High-Yield Pulp segment sold 47,000 MTs and 49,000 MTs of high-yield pulp to the Paperboard segment for $20 million and $21 million, respectively.
Net Sales - Three Months Ended

	Three Months Ended September 30, 2023	Changes Attributable to:		Three Months Ended September 28, 2024
(in millions)		Price	Volume/Mix
Net sales	$25	$4	$(1)	$28
Net sales of our High-Yield Pulp segment for the quarter ended September 28, 2024 increased $3 million compared to the same prior year quarter driven by a 14 percent increase in sales prices, partially offset by a 3 percent decrease in sales volumes driven by timing of shipments.

Net Sales - Nine Months Ended

	Nine Months Ended September 30, 2023	Changes Attributable to:		Nine Months Ended September 28, 2024
(in millions)		Price	Volume/Mix
Net sales	$111	$(10)	$(6)	$95
Net sales of our High-Yield Pulp segment for the nine months ended September 28, 2024 decreased $16 million compared to the same prior year period driven by 11 percent and 6 percent decreases in sales prices and volumes, respectively, due to market supply dynamics in China, lower demand and timing of shipments.
Operating Income (Loss) - Three Months Ended

	Three Months Ended September 30, 2023	Gross Margin Changes Attributable to:				Three Months Ended September 28, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$(6)	$4	$(1)	$3	$—	$—
Operating margin %	(24.0)%	17.1%	(3.8)%	10.7%	—%	—%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the quarter ended September 28, 2024 improved $6 million compared to the same prior year quarter driven by the higher sales prices and higher productivity, partially offset by the lower sales volumes.
Operating Income - Nine Months Ended

	Nine Months Ended September 30, 2023	Gross Margin Changes Attributable to:				Nine Months Ended September 28, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income	$2	$(10)	$(3)	$9	$2	$—
Operating margin %	1.8%	(9.7)%	(3.7)%	9.5%	2.1%	—%

(a)Computed based on contribution margin.
Operating income of our High-Yield Pulp segment for the nine months ended September 28, 2024 decreased $2 million compared to the same prior year period driven by the lower sales prices and volumes, partially offset by lower logistics, chemicals and wood costs, higher productivity and the recognition of $2 million in CEWS benefit claims deferred since 2021.
Corporate

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating loss	$(18)	$(15)	$(44)	$(42)
The Corporate operating loss for the quarter and nine months ended September 28, 2024 increased $3 million and $2 million, respectively, compared to the same prior year periods. The increase in the quarter loss was driven by unfavorable foreign exchange rates in the current period compared to favorable rates in the prior period and higher environmental and variable compensation expense. The increase in the nine-month period loss was driven by higher costs related to our ERP transformation project, variable and other compensation and discounting and financing fees, partially offset by favorable foreign exchange rates in the current period compared to unfavorable rates in the prior period.

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
Our non-guarantor subsidiaries had assets of $468 million, liabilities of $416 million, year-to-date revenue of $173 million and a trailing twelve month ABL Credit Facility and Term Loan covenant EBITDA for continuing operations of $15 million as of September 28, 2024.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	September 28, 2024	December 31, 2023
Cash and cash equivalents	$136	$76
Availability under the ABL Credit Facility(a)(b)	$135	$118
Total debt(b)	$773	$777
Stockholders’ equity	$733	$747
Total capitalization (total debt plus stockholders’ equity)	$1,506	$1,524
Debt to capital ratio	51%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At September 28, 2024, we had $170 million of gross availability and net available borrowings of $135 million after taking into account outstanding letters of credit of $35 million. In addition to the availability under the ABL Credit Facility, we have $10 million available under our accounts receivable factoring line of credit in France.
(b)See Note 8—Debt and Finance Leases to our Financial Statements for further information.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. There have been no material changes to our contractual commitments during the nine months ended September 28, 2024.
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

Debt
As of September 28, 2024 we were in compliance with all financial and other covenants under our debt agreements.
See Note 1—Basis of Presentation and Note 8—Debt and Finance Leases to our Financial Statements for further information of the following transactions.
2026 Notes. In September 2024, we repurchased $12 million principal of our 2026 Notes through open-market transactions for $12 million cash. See Note 8—Debt and Finance Leases to our Financial Statements for further information.
2027 Term Loan. In January 2024, we amended the 2027 Term Loan to increase the maximum consolidated net secured leverage ratio that we must maintain beginning in the fourth quarter of 2023 and through our 2024 fiscal year. The amendment provides us with the operational flexibility to execute our strategic initiatives in 2024. Should we exceed the maximum ratio established by the original agreement in any of these quarters, we will incur a fee of 0.25% of the principal balance outstanding at the end of the applicable quarter.
Debt issuance and redemption. In October 2024, we raised $700 million in aggregate principal amount of secured term loan financing and received net proceeds of $683 million after original issue discount, which will be used in the fourth quarter, together with cash on hand, to redeem the respective $453 million and $246 million outstanding principal balances of the 2026 Notes and 2027 Term Loan and pay fees and expenses related to the transaction. The 2029 Term Loan matures in October 2029, bears interest at an annual rate equal to three-month Term SOFR plus an initial spread of 7 percent and requires quarterly principal payments of $1.75 million. The initial spread may fluctuate by one half percent based on our net secured leverage ratio. We may voluntarily make prepayments at any time, subject to customary breakage costs and, if within the first three anniversaries of closing, an additional premium. The agreement governing the 2029 Term Loan contains various customary covenants, including the requirement to maintain a specified consolidated net secured leverage ratio, based on covenant EBITDA.
In conjunction with the above refinancing, we secured commitments for a five-year $175 million ABL credit facility. The facility is initially priced at Term SOFR plus a spread of 2 percent.
Cash Flows

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Cash flows provided by (used in):
Operating activities	$149	$82
Investing activities	(80)	(95)
Financing activities	(10)	(112)
Cash provided by operating activities increased $67 million primarily due to proceeds of $39 million for the sale of our softwood lumber duty refund rights, net tax refunds of $20 million in the current year compared to net tax payments in the prior year and higher payments in the prior year on deferred energy liabilities associated with our Tartas facility operations. These cash inflows were partially offset by cash outflows from working capital in the current year compared to inflows in the prior year and higher payments of interest on long-term debt.
Cash used in investing activities decreased $15 million primarily due to the timing of payments of capital expenditures, lower strategic capital spend and lower custodial capital spend due to the indefinite suspension of operations.
Cash used in financing activities decreased $102 million primarily due to lower net repayment of long-term debt, a decrease in debt issuance costs and a decrease in repurchases of common stock to satisfy tax withholding requirements related to the issuance of stock under our incentive stock plans.
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
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations, by segment, as follows:

(in millions)	High Purity Cellulose	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended September 28, 2024
Income (loss) from continuing operations	$(5)	$7	$1	$(36)	$(33)
Depreciation and amortization	32	4	—	—	36
Interest expense, net	—	—	—	20	20
Income tax benefit	—	—	—	(4)	(4)
EBITDA-continuing operations	27	11	1	(20)	19
Asset impairment	25	—	—	—	25
Indefinite suspension charges	7	—	—	—	7
Adjusted EBITDA-continuing operations	$59	$11	$1	$(20)	$51

Three Months Ended September 30, 2023
Income (loss) from continuing operations	$(5)	$14	$(6)	$(30)	$(27)
Depreciation and amortization	32	3	1	—	36
Interest expense, net	—	—	—	19	19
Income tax benefit	—	—	—	(5)	(5)
EBITDA-continuing operations	27	17	(5)	(16)	23
Loss on debt extinguishment	—	—	—	1	1
Adjusted EBITDA-continuing operations	$27	$17	$(5)	$(15)	$24

Nine Months Ended September 28, 2024
Income (loss) from continuing operations	$46	$28	$1	$(101)	$(26)
Depreciation and amortization	90	10	2	1	103
Interest expense, net	—	—	—	61	61
Income tax benefit	—	—	—	(6)	(6)
EBITDA-continuing operations	136	38	3	(45)	132
Asset impairment	25	—	—	—	25
Indefinite suspension charges	14	—	—	—	14
Adjusted EBITDA-continuing operations	$175	$38	$3	$(45)	$171

Nine Months Ended September 30, 2023
Income (loss) from continuing operations	$8	$30	$2	$(81)	$(41)
Depreciation and amortization	91	10	2	1	104
Interest expense, net	—	—	—	48	48
Income tax benefit	—	—	—	(11)	(11)
EBITDA-continuing operations	99	40	4	(43)	100
Pension settlement loss	—	—	—	2	2
Adjusted EBITDA-continuing operations	$99	$40	$4	$(41)	$102
EBITDA from continuing operations for the quarter ended September 28, 2024 decreased $4 million compared to the same prior year quarter driven by the costs incurred related to the indefinite suspension of Temiscaming High Purity Cellulose operations, non-cash asset impairment and Temiscaming High Purity Cellulose continuing custodial site costs. The decrease was further driven by lower Paperboard net sales and higher purchased pulp costs. Partially offsetting these decreases were higher net sales in High Purity Cellulose and High-Yield Pulp, lower key input and labor costs in High Purity Cellulose and higher productivity in High-Yield Pulp.
EBITDA from continuing operations for the nine months ended September 28, 2024 increased $32 million compared to the same prior year period driven by higher Paperboard net sales, lower key input, logistics and labor costs in High Purity Cellulose, lower purchased pulp costs in Paperboard, lower logistics, chemicals and wood costs and higher productivity in High-Yield Pulp and the CEWS benefit. Partially offsetting these increases were the costs incurred related to the indefinite suspension of operations, non-cash asset impairment, continuing custodial site costs, lower High Purity Cellulose and High-Yield Pulp net sales, the impact of the timing of planned maintenance outages compared to the prior year and the prior year recognition of benefits from payroll tax credit carryforwards and sales of excess emission allowances that did not repeat in the current year.
See Results of Operations above for additional discussion of the changes in our operating results.
Adjusted Free Cash Flow
Adjusted free cash flow is defined as cash provided by operating activities adjusted for capital expenditures, net of proceeds from the sale of assets and excluding strategic capital expenditures deemed discretionary by management. Adjusted free cash flow is a non-GAAP financial measure of cash generated during a period that is available for debt reduction, strategic capital expenditures, acquisitions and repurchases of our common stock. Adjusted free cash flow is not necessarily indicative of the adjusted free cash flow that may be generated in future periods.

Cash provided by operating activities is reconciled to adjusted free cash flow as follows:

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Cash provided by operating activities	$149	$82
Capital expenditures, net(a)	(50)	(55)
Adjusted free cash flow	$99	$27

(a)Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the nine months ended September 28, 2024 and September 30, 2023 were $30 million and $40 million, respectively.
Adjusted free cash flow increased primarily due to proceeds from the sale of our softwood lumber duty refund rights, net tax refunds and lower capital expenditures, partially offset by changes in working capital and higher interest payments. See Liquidity and Capital Resources—Cash Flows above for additional discussion of our operating cash flows.
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
Variable Interest Rates
As of September 28, 2024 and December 31, 2023, we had $250 million and $255 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would have resulted in a $2 million annual change in interest expense for each of these periods.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed-rate debt at September 28, 2024 and December 31, 2023 was $532 million and $498 million, respectively, compared to its respective $538 million and $540 million carrying values. We use quoted market prices to estimate the fair value of our fixed-rate debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

In October 2024, we secured variable-rate term loan financing of $700 million, which will be used in the fourth quarter, together with cash on hand, to redeem the respective $453 million and $246 million outstanding principal balances of the 2026 Notes and 2027 Term Loan. The 2029 Term Loan bears interest at an annual rate equal to three-month Term SOFR plus 7 percent. For this new debt, a hypothetical one percent change in interest rates would result in a $7 million annual change in interest expense.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 28, 2024.
Internal Control over Financial Reporting
For the quarter ended September 28, 2024, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes our purchases of RYAM common stock during the quarter ended September 28, 2024:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
June 30 to August 3	1,099	$5.26	—	$60,294,000
August 4 to August 31	—	$—	—	$60,294,000
September 1 to September 28	1,612	$7.47	—	$60,294,000
Total	2,711		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of September 28, 2024, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
(c) On August 20, 2024, James L. Posze, Jr., Chief Administrative Officer and Senior Vice President, Human Resources of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Posze’s Rule 10b5-1 Trading Plan provides for the sale of up to 30,000 shares of common stock pursuant to the terms of the plan. The Rule 10b5-1 Trading Plan will expire on November 20, 2025, or on any earlier date on which all of the shares have been sold.
Except as provided above, during the quarter ended September 28, 2024, no other director or officer of the Company adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 30, 2014
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed on August 7, 2024
3.3	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.5	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
10.1	Term Loan Credit Agreement, dated as of October 28, 2024, by and among Rayonier A.M. Products Inc., Rayonier Advanced Materials Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 29, 2024
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)

Date: November 6, 2024