Form 10-Q
period 2025-03-29
RAYONIER ADVANCED MATERIALS INC.
filed 2025-05-07
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

The registrant had 66,774,538 shares of common stock outstanding as of May 5, 2025.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2024 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2024
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AETR	Annual effective tax rate
AGE	Altamaha Green Energy LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AOCI	Accumulated other comprehensive income (loss)
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a RYAM subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USMCA	United States-Mexico-Canada Agreement
Washington DOE	Washington Department of Ecology
Washington MTCA	Washington Model Toxics Control Act

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$355,967	$387,656
Cost of sales	(331,913)	(350,895)
Gross margin	24,054	36,761
Selling, general and administrative expense	(23,259)	(21,075)
Foreign exchange gain (loss)	(1,108)	2,911
Indefinite suspension charges (Note 2)	(405)	—
Environmental remediation expense	(13,147)	(634)
Other operating expense, net	(1,228)	(888)
Operating income (loss)	(15,093)	17,075
Interest expense	(23,603)	(20,855)
Components of pension and OPEB, excluding service costs (Note 14)	632	920
Other income, net	892	1,270
Loss before income tax	(37,172)	(1,590)
Income tax benefit (Note 15)	5,592	472
Equity in loss of equity method investment	(372)	(452)
Net loss	(31,952)	(1,570)
Net income attributable to redeemable noncontrolling interest (Note 10)	18	—
Net loss attributable to RYAM	$(31,970)	$(1,570)

Basic and Diluted earnings per common share (Note 12)
Net loss per common share	$(0.49)	$(0.02)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(31,952)	$(1,570)
Other comprehensive income (loss), net of tax (Note 11):
Foreign currency translation adjustment	7,678	(4,481)
Unrealized gain on derivative instruments	32	41
Net loss on employee benefit plans	(100)	(14)
Total other comprehensive income (loss)	7,610	(4,454)
Comprehensive loss	(24,342)	(6,024)
Comprehensive income attributable to redeemable noncontrolling interest	426	—
Comprehensive loss attributable to RYAM	$(24,768)	$(6,024)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	March 29, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$129,860	$125,222
Accounts receivable, net (Note 3)	167,116	213,972
Inventory (Note 4)	212,037	208,003
Income tax receivable	145	2,637
Prepaid and other current assets	63,344	51,127
Total current assets	572,502	600,961

Property, plant and equipment (net of accumulated depreciation of $1,919,174 and $1,891,599, respectively)	1,030,744	1,018,583
Deferred tax assets	354,562	349,500
Intangible assets, net	8,652	10,404
Other assets	151,071	150,209
Total assets	$2,117,531	$2,129,657

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$199,848	$196,249
Accrued and other current liabilities (Note 6)	166,190	170,785
Debt due within one year (Note 7)	29,022	23,379
Current environmental liabilities (Note 8)	9,747	9,749
Total current liabilities	404,807	400,162

Long-term debt (Note 7)	707,011	706,444
Non-current environmental liabilities (Note 8)	171,885	160,466
Pension and other postretirement benefits (Note 14)	76,173	77,239
Deferred tax liabilities	13,248	13,685
Other liabilities	44,986	47,273

Commitments and contingencies (Note 17)

Redeemable noncontrolling interest (Note 10)	11,337	10,503

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 66,754,665 and 65,966,881 issued and outstanding, respectively	668	660
Additional paid-in capital	424,262	425,303
Retained earnings	301,213	333,591
Accumulated other comprehensive loss (Note 11)	(38,059)	(45,669)
Total stockholders’ equity	688,084	713,885
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,117,531	$2,129,657
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended March 29, 2025
Balance at December 31, 2024	65,966,881	$660	$425,303	$333,591	$(45,669)	713,885
Net loss attributable to RYAM	—	—	—	(31,970)	—	(31,970)
Other comprehensive income, net of tax	—	—	—	—	7,610	7,610
Issuance of common stock under incentive stock plans	1,163,210	12	(12)	—	—	—
Stock-based compensation	—	—	1,805	—	—	1,805
Repurchase of common stock(a)	(375,426)	(4)	(2,834)	—	—	(2,838)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(408)	—	(408)
Balance at March 29, 2025	66,754,665	$668	$424,262	$301,213	$(38,059)	$688,084

Three months ended March 30, 2024
Balance at December 31, 2023	65,393,014	$654	$419,122	$372,588	$(45,917)	$746,447
Net loss attributable to RYAM	—	—	—	(1,570)	—	(1,570)
Other comprehensive loss, net of tax	—	—	—	—	(4,454)	(4,454)
Issuance of common stock under incentive stock plans	243,533	2	(2)	—	—	—
Stock-based compensation	—	—	1,780	—	—	1,780
Repurchase of common stock(a)	(81,710)	(1)	(452)	—	—	(453)
Balance at March 30, 2024	65,554,837	$655	$420,448	$371,018	$(50,371)	$741,750

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating activities
Net loss	$(31,952)	$(1,570)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	31,251	33,283
Stock-based compensation expense	1,805	1,780
Deferred income tax benefit	(6,016)	47
Increase in environmental liabilities	13,021	653
Change in fair value of put option liability	494	—
Net periodic benefit cost of pension and other postretirement plans	648	755
Unrealized (gain) loss on foreign currency	730	(1,899)
Other	1,514	2,362
Changes in operating assets and liabilities:
Accounts receivable	47,744	12,792
Inventory	(3,222)	(21,231)
Accounts payable	5,857	(14,320)
Accrued and other current liabilities	(6,531)	(12,476)
Other	(13,777)	13,353
Contributions to pension and other postretirement plans	(1,950)	(2,264)
Cash provided by operating activities	39,616	11,265

Investing activities
Capital expenditures, net of proceeds	(37,510)	(32,561)
Cash used in investing activities	(37,510)	(32,561)

Financing activities
Borrowings of long-term debt	—	132,825
Repayments of long-term debt	(1,658)	(127,861)
Short-term financing, net	3,778	(1,709)
Debt issuance costs	—	(1,875)
Repurchase of common stock	(2,838)	(453)
Cash provided by (used in) financing activities	(718)	927

Net increase (decrease) in cash and cash equivalents	1,388	(20,369)
Net effect of foreign exchange on cash and cash equivalents	3,250	(791)
Balance, beginning of period	125,222	75,768
Balance, end of period	$129,860	$54,608

Supplemental cash flow information:
Interest paid	$(877)	$(34,036)
Income taxes refunded, net	2,119	1,587
Capital assets purchased on account	38,542	23,495
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

1. Nature of Operations and Basis of Presentation
Nature of Operations
RYAM is a global leader in the production of cellulose specialties, a natural polymer used in the manufacturing of various specialty chemical products, including liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. The Company’s specialized assets also produce bioelectricity, biomaterials, including biofuels, lignin and tall oil soap, and commodity fluff, viscose and paper pulp.
Additionally, RYAM produces a unique, lightweight multi-ply paperboard product and a bulky, high-yield pulp product. The Company’s paperboard is used for production in the commercial printing, lottery ticket and high-end packaging sectors. The Company’s high-yield pulp is used by paperboard producers as well as in traditional printing, writing and specialty paper manufacturing.
Basis of Presentation
The Financial Statements and notes thereto have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying Financial Statements and notes reflect all adjustments, including all normal recurring adjustments, necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The December 31, 2024 consolidated balance sheet was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s 2024 Form 10-K.
New Segment Structure
In the first quarter of 2025, the Company reorganized its High Purity Cellulose operating segment as a result of changes in its internal operating model, significant developments in its Biomaterials strategy and a successful launch of an enterprise reporting system that significantly enhances the Company’s financial reporting and costing capabilities. Specifically, the Company determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments. As a result of this reorganization, the Company now operates in five operating segments: Cellulose Specialties, Cellulose Commodities, Biomaterials, Paperboard and High-Yield Pulp. Prior period segment results have been recast to align with this new segment reporting structure. See Note 16—Segments for further information.
Recent Accounting Developments
Accounting Standards Updates Implemented
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced annual income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid information. The Company is adopting ASU 2023-09 for the fiscal year ending December 31, 2025 on a prospective basis. The adoption of this ASU has no impact on the Company’s interim Financial Statements and related disclosures.
In August 2023, the FASB issued ASU 2023-05 “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which provides specific guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. The Company adopted ASU 2023-05 on January 1, 2025 and it will be applied on a prospective basis to all joint ventures with a formation date on or after January 1, 2025. The adoption of this ASU had no impact to the Company’s Financial Statements.
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through the date of issuance of these consolidated financial statements. No subsequent events were identified.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
2. Indefinite Suspension of Operations
In July 2024, the Company indefinitely suspended operations at its Temiscaming cellulose plant. The Temiscaming paperboard and high-yield pulp plants that support the Company’s Paperboard and High-Yield Pulp operating segments will continue to operate at full capacity while remaining part of an ongoing sales process. The Temiscaming cellulose plant was idled in a safe and environmentally sound manner, and the Company will assess, on at least an annual basis, the possibility of restarting the Temiscaming cellulose plant.
Indefinite suspension of operations activities began in July 2024 and were mostly completed in the prior year. Since the start of the indefinite suspension in 2024, the Company has incurred total one-time operating charges of $17 million, including $6 million of mothballing costs, $6 million of severance and other employee costs and $5 million of other costs. While most cash costs associated with the indefinite suspension of operations were paid in the third and fourth quarters of 2024, severance and other indefinite suspension costs are expected to be paid over a period of time. Remaining one-time charges to be incurred are not expected to be material.
The following table presents the accrued liability balance activity and one-time charges incurred related to the indefinite suspension during the three months ended March 29, 2025:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2024	$977	$5,010	$5,987
Charges incurred	490	(85)	405
Payments	(1,407)	(2,176)	(3,583)
Balance at March 29, 2025	$60	$2,749	$2,809
Charges incurred during the period were recorded to the Cellulose Commodities segment in “indefinite suspension charges” in the condensed consolidated statements of operations.
3. Accounts Receivable, Net
Accounts receivable, net included the following:

	March 29, 2025	December 31, 2024
Accounts receivable, trade	$148,303	$191,091
Accounts receivable, other(a)	19,759	23,938
Allowance for credit loss	(946)	(1,057)
Accounts receivable, net	$167,116	$213,972

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
4. Inventory
Inventory included the following:

	March 29, 2025	December 31, 2024
Finished goods	$158,788	$156,407
Work-in-progress	4,366	5,034
Raw materials	43,280	40,234
Manufacturing and maintenance supplies	5,603	6,328
Inventory	$212,037	$208,003

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
5. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of March 29, 2025, the Company’s leases have remaining lease terms of less than one year to 11.6 years, with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the lease term, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. Short-term leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate to determine the present value of lease payments unless the lease provides an implicit or explicit interest rate.
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease cost	$2,532	$1,710
Finance lease cost
Amortization of ROU assets	113	106
Interest	16	23
Total lease cost	$2,661	$1,839

	Balance Sheet Location	March 29, 2025	December 31, 2024
Operating leases
ROU assets	Other assets	$29,867	$31,112
Lease liabilities, current	Accrued and other current liabilities	7,942	7,604
Lease liabilities, non-current	Other liabilities	22,565	24,035

Finance leases
ROU assets	Property, plant and equipment, net	$616	$709
Lease liabilities	Long-term debt	808	921

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$2,500	$1,675
Operating lease ROU assets obtained in exchange for lease liabilities	198	1,194
Finance lease cash flows were immaterial during each of the three months ended March 29, 2025 and March 30, 2024.

	March 29, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (in years)	4.4	4.6
Weighted average discount rate	8.3%	8.2%

Finance leases
Weighted average remaining lease term (in years)	1.7	1.8
Weighted average discount rate	7.0%	7.0%

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Operating lease maturities as of March 29, 2025 were as follows:

Remainder of 2025	$7,587
2026	9,373
2027	7,893
2028	6,291
2029	2,284
Thereafter	3,269
Total minimum lease payments	36,697
Less: imputed interest	(6,190)
Present value of future minimum lease payments	$30,507
6. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	March 29, 2025	December 31, 2024
Accrued customer incentives	$41,512	$52,153
Accrued payroll and benefits	27,136	19,465
Accrued interest	32,956	12,674
Accrued income taxes	4,568	4,445
Accrued property and other taxes	4,914	6,265
Deferred revenue(a)	8,405	11,128
Other current liabilities(b)	46,699	64,655
Accrued and other current liabilities	$166,190	$170,785

(a)Included at both March 29, 2025 and December 31, 2024 was $3 million (CAD 5 million) associated with funds received in 2021 for CEWS. The Company will recognize this amount in income at the time there is sufficient evidence that it will not be required to repay such amounts, which is the earlier of the conclusion of the final outstanding audit and the expiration of the statute of limitations in July 2025.
(b)Included at March 29, 2025 and December 31, 2024 were $18 million and $17 million, respectively, of energy-related payables associated with Tartas facility operations.
7. Debt and Finance Leases
Debt and finance leases included the following:

	March 29, 2025	December 31, 2024
ABL Credit Facility due November 2029: $131 million net availability, bearing interest of 6.42% (4.42% adjusted SOFR plus 2.00% margin) at March 29, 2025	$—	$—
2029 Term Loan due October 2029: bearing interest of 11.52% (4.52% three-month Term SOFR plus 7.00% margin) at March 29, 2025	700,000	700,000
5.50% CAD-based term loan due April 2028	20,244	21,184
BioNova debt(a)	21,538	21,120
Other loans(b)	33,197	32,536
Short-term factoring facility	6,764	2,304
Finance lease obligations	808	921
Total principal payments due	782,551	778,065
Less: unamortized premium, discount and issuance costs	(46,518)	(48,242)
Total debt	736,033	729,823
Less: debt due within one year	(29,022)	(23,379)
Long-term debt	$707,011	$706,444

(a)Consists of green loans associated with the France bioethanol plant, part of the net assets contributed by the Company to its new subsidiary, BioNova.
(b)Consist of loans for energy projects in France.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As of March 29, 2025, there were no borrowings outstanding under the BioNova Term Loan.
Covenants and Debt Maturity
As of March 29, 2025, the Company was in compliance with all covenants under its debt agreements and the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2025	$25,603
2026	21,100
2027	19,694
2028	17,994
2029	680,374
Thereafter	16,978
Total debt principal payments	$781,743
8. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the three months ended March 29, 2025:

Balance at December 31, 2024	$170,215
Increase in liabilities	13,020
Payments	(1,553)
Foreign currency adjustments	(50)
Balance at March 29, 2025	181,632
Less: current portion	(9,747)
Non-current environmental liabilities	$171,885
Port Angeles, Washington
The Company operated a pulp mill at this site from 1930 until 1997. Since 2000, the Company has been evaluating remediation of the pulp mill site and adjacent marine areas (a portion of Port Angeles harbor) pursuant to an agreed order with the Washington DOE under the Washington MTCA. During this period, the Company has performed several voluntary interim soil cleanup actions. As the next step in collaboration with the Washington DOE, the parties are negotiating a consent order that will formalize approved remedial actions, which include more stringent cleanup standards and an expanded scope. Consequently, in the first quarter of 2025, the Company increased its estimated remediation liability and recorded an expense of $10 million. The associated cash expenditures are not expected to commence before 2028, with outflows anticipated over the subsequent three to five years.
Augusta, Georgia
The Company operated this site as a wood treatment plant from 1928 to 1988. This site operates under a 10-year RCRA hazardous waste facility permit managed by the Georgia EPD. The most recent permit was issued in 2015, and it must be renewed. In connection with the Company’s submittal of its permit renewal application, Georgia EPD notified the Company that a revised corrective action plan for the site would be required to capture results of a decade long extended investigation performed pursuant to the current permit. The revised corrective action plan is being drafted. It expands the remedial areas for the site and includes an additional off-site area, which were both identified through the investigative studies. To reflect the additional remedial activities in these expanded areas, in the first quarter of 2025, the Company increased the estimated remediation liability and recorded an expense of $2 million. The cash impact associated with this charge is expected in early 2027.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Other
In addition to the estimated liabilities for the above remediation sites, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 29, 2025, the Company estimates this exposure could range up to approximately $77 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
Subject to the previous paragraph, the Company believes its estimates of liabilities are sufficient for probable costs expected to be incurred over the next 20 years with respect to its environmental liabilities. However, no assurance is given that these estimates will be sufficient for the reasons described above, and additional liabilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
9. Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis
Redeemable Noncontrolling Interest - Put Option
In November 2024, BioNova issued 111,111 preferred shares to SWEN in return for a redeemable noncontrolling interest of approximately 14 percent. The preferred shares contain an embedded put option that was determined should be bifurcated and recognized separately at fair value, with subsequent changes in fair value recorded in earnings.
SWEN’s put option was initially measured at a fair value of $4 million and will be remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income, net” in the condensed consolidated statements of operations. The SWEN put option’s liability balance and activity was as follows:

	Financial Statement Line Item
Balance at December 31, 2024	Other liabilities	$4,196
Fair value measurement adjustment	Other income, net	494
Foreign currency translation adjustment	Foreign currency translation adjustment	165
Balance at March 29, 2025	Other liabilities	$4,855
There is inherent uncertainty of the fair value measurement of Level 3 securities due to the use of unobservable inputs, including timing and amounts of expected cash flows. A material change in the unobservable inputs used may result in a higher or lower fair value measurement. Key inputs into the Monte Carlo simulation model used to determine the fair value of the SWEN put option at the fair value measurement date were as follows:

	March 29, 2025	December 31, 2024
Free cash flow to equity volatility(a)	51.0%	52.0%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities
Weighted average cost of capital	11.6%	12.1%

(a)Based on a peer group of companies in a similar or the same industry.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amount of borrowings outstanding under the ABL Credit Facility, 2029 Term Loan and short-term factoring facility approximate fair value due to their variable interest rates and no significant changes in the Company's credit risk.
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	March 29, 2025	December 31, 2024
Carrying amount of fixed rate debt(a)	$75,247	$75,142
Fair value of fixed rate debt	$76,188	$75,272

(a)Excludes finance lease obligations.
10. Redeemable Noncontrolling Interest
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
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The redeemable noncontrolling interest balance changed as follows during the three months ended March 29, 2025:

Redeemable Noncontrolling Interest
Balance at December 31, 2024	$10,503
Adjustment to redemption value	408
Net income attributable to redeemable noncontrolling interest	18
Comprehensive income adjustments:
Foreign currency translation adjustment on redemption value	408
Balance at March 29, 2025	$11,337

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
11. Accumulated Other Comprehensive Loss

	Three Months Ended
	March 29, 2025	March 30, 2024
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(21,060)	$(33,537)
Reclassifications to earnings(a)
Amortization of gain	(186)	(196)
Amortization of prior service cost	60	181
Income tax on reclassifications	26	1
Net comprehensive loss on employee benefit plans, net of tax	(100)	(14)
Balance, end of period	(21,160)	(33,551)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(222)	(373)
Reclassifications to earnings - foreign currency exchange contracts(b)	36	47
Income tax on reclassifications	(4)	(6)
Net comprehensive gain on derivative instruments, net of tax	32	41
Balance, end of period	(190)	(332)

Foreign currency translation
Balance, beginning of period	(24,387)	(12,007)
Foreign currency translation adjustment, net of tax(c)	7,678	(4,481)
Balance, end of period	(16,709)	(16,488)

Accumulated other comprehensive loss, end of period	$(38,059)	$(50,371)

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
12. Earnings Per Common Share
Basic earnings per share is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding, adjusted for the potentially dilutive effect of outstanding performance-based stock and restricted stock.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(31,952)	$(1,570)
Net income attributable to redeemable noncontrolling interest	18	—
Net loss attributable to RYAM	(31,970)	(1,570)
Less: Redeemable noncontrolling interest adjustment to redemption value	(408)	—
Net loss attributable to RYAM common stockholders	$(32,378)	$(1,570)

Weighted average shares used for determining earnings per share of common stock - basic and diluted	66,216,983	65,447,454
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Performance and restricted stock	2,847,462	3,635,379
13. Incentive Stock Plans
Incentive stock plan compensation expense was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Stock plan compensation expense	$2,161	$2,091

(a)Included equity award expense of $2 million during each of the quarters ended March 29, 2025 and March 30, 2024.
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first quarter of 2025. The 2025 restricted stock unit awards cliff vest after three years. The 2025 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 percent and 200 percent of the target award for each of the TSR and adjusted EBITDA metrics. Performance below the threshold for either metric would result in zero payout for that metric. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2025, the performance-based awards granted in 2022 were settled with an issuance of 654,995 shares of common stock for the stock unit awards, including incremental shares of 165,061, and cash of $2 million for the cash awards.
The following table summarizes the 2025 activity of the Company’s incentive stock awards:

	Restricted Stock Units		Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,766,219	$5.11	1,575,297	$5.93
Granted	385,623	$7.70	527,094	$9.81
Forfeited	(31,744)	$4.44	(211,817)	$2.83
Exercised or settled	(508,215)	$5.31	(654,995)	$6.92
Outstanding at March 29, 2025	1,611,883	$5.68	1,235,579	$7.59

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Service cost	$1,170	$1,537	$110	$138
Interest cost	6,829	6,923	237	248
Expected return on plan assets	(7,572)	(8,076)	—	—
Amortization of prior service cost (credit)	103	205	(43)	(24)
Amortization of gain	57	(11)	(243)	(185)
Net periodic benefit cost	$587	$578	$61	$177
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the condensed consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit) and amortization of gain are included in “components of pension and OPEB, excluding service costs” in the condensed consolidated statements of operations.
15. Income Taxes
Effective Tax Rate
The Company utilized the discrete effective rate method for the three months ended March 29, 2025. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis, rather than forecasting the full year AETR and applying it against current period book earnings. The Company believes the use of the discrete method represents the best estimate of its AETR in the current period.
The Company’s effective tax rates were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Loss before income tax	$(37,172)	$(1,590)
Effective tax rate	15.0%	29.7%
The effective tax rate for the three months ended March 29, 2025 differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions, different statutory tax rates in foreign jurisdictions, U.S. tax credits and nondeductible executive compensation.
The effective tax rate for the three months ended March 30, 2024 differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, partially offset by return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Deferred Taxes
As of March 29, 2025 and December 31, 2024, the Company’s net DTA included $16 million and $15 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. This asset increased $1 million as a result of a tax benefit recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
16. Segments
As discussed in Note 1—Nature of Operations and Basis of Presentation, beginning in the first quarter of 2025, the Company reorganized its segment structure and now operates in five operating segments: Cellulose Specialties, Cellulose Commodities, Biomaterials, Paperboard and High-Yield Pulp. Corporate consists primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. Prior period segment results have been recast to align with this new segment reporting structure.
The Company uses operating income (loss) as a measure of profitability to evaluate segment performance. Intersegment sales consist primarily of High-Yield Pulp sales to Paperboard, which are eliminated in consolidation. Additionally, there are intersegment sales of chemicals, sugars and energy from the cellulose plants to Biomaterials, also eliminated in consolidation. Intersegment sales prices are at rates that approximate market for the respective operating area.
Net sales, significant operating expenses, operating income (loss) and other financial information by segment were as follows:

	Three Months Ended March 29, 2025
	Cellulose Specialties	Cellulose Commodities	Biomaterials	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$201,108	$75,055	$6,921	$49,193	$31,489	$(7,799)	$355,967
Cost of sales
Key input costs (wood, chemicals, energy)	76,966	38,443	1,136	35,624	19,709	(8,269)	163,609
Freight	9,288	6,330	528	4,848	6,256	—	27,250
Depreciation and amortization	14,693	9,600	481	3,499	575	5	28,853
Fixed and other general costs(b)	64,626	30,257	1,658	3,523	11,480	657	112,201
Total cost of sales	165,573	84,630	3,803	47,494	38,020	(7,607)	331,913
Selling, general and administrative expense	4,019	2,385	1,360	2,878	614	12,003	23,259
Indefinite suspension charges	—	405	—	—	—	—	405
Other operating expense, net(c)	240	360	14	471	—	14,398	15,483
Operating income (loss)	$31,276	$(12,725)	$1,744	$(1,650)	$(7,145)	$(26,593)	$(15,093)

Total depreciation and amortization	$14,852	$9,750	$481	$5,252	$575	$341	$31,251

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Three Months Ended March 30, 2024
	Cellulose Specialties	Cellulose Commodities	Biomaterials	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$206,359	$94,266	$6,787	$52,960	$34,326	$(7,042)	$387,656
Cost of sales
Key input costs (wood, chemicals, energy)	87,190	50,418	1,097	27,113	18,759	(6,594)	177,983
Freight	9,783	7,438	877	4,605	6,017	—	28,720
Depreciation and amortization	17,048	11,506	94	1,406	582	—	30,636
Fixed and other general costs(b)	51,475	41,748	2,731	9,509	8,831	(738)	113,556
Total cost of sales	165,496	111,110	4,799	42,633	34,189	(7,332)	350,895
Selling, general and administrative expense	2,663	2,285	279	2,418	808	12,622	21,075
Other operating (income) expense, net(c)	52	8	(21)	—	—	(1,428)	(1,389)
Operating income (loss)	$38,148	$(19,137)	$1,730	$7,909	$(671)	$(10,904)	$17,075

Total depreciation and amortization	$17,260	$11,694	$94	$3,230	$556	$449	$33,283

(a)Includes ERP and certain lease expense shared across operating segments.
(b)Includes salaries, wages and benefits, maintenance costs and other costs of sales.
(c)Primarily includes foreign exchange gain (loss), environmental remediation expense, gain (loss) on disposal of property, plant and equipment and income (loss) from equity method investments.
Due to their integrated nature, certain operating and production assets are jointly utilized across the Cellulose Specialties and Cellulose Commodities segments. These assets are essential for the production processes of both types of products and are not directly attributable to either segment. As such, direct allocation to a specific segment is not feasible or prudent and they are considered shared assets. The Company allocates related fixed, maintenance and other costs based on a rational and consistent approach that reflects the segments’ contribution, usage and economic benefit derived from the shared assets in the production process, which varies from period to period between specialties and commodities products.
Identifiable assets by segment were as follows:

	March 29, 2025	December 31, 2024
Cellulose Specialties	$182,785	$214,659
Cellulose Commodities	174,358	187,996
Biomaterials	82,919	78,006
Paperboard	91,170	93,600
High-Yield Pulp	46,811	49,798
Shared/Corporate(a)	1,539,488	1,505,597
Total assets	$2,117,531	$2,129,657

(a)At March 29, 2025 and December 31, 2024, includes $1.1 billion and $1.0 billion, respectively, of assets shared by Cellulose Specialties and Cellulose Commodities. Corporate includes ERP and certain other operating and lease assets shared across segments.
Capital additions by segment were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Cellulose Specialties	$—	$—
Cellulose Commodities	413	2,687
Biomaterials	587	6,375
Paperboard	1,280	269
High-Yield Pulp	965	613
Shared/Corporate(a)	31,600	11,128
Total capital additions(b)	$34,845	$21,072

(a)Includes $30 million and $8 million of asset additions during the three months ended March 29, 2025 and March 30, 2024, respectively, that are shared by Cellulose Specialties and Cellulose Commodities. Corporate includes capital additions for ERP and certain other operational assets shared across segments.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
(b)Amounts exclude the impact of changes in capital assets purchased on account and government grants.
17. Commitments and Contingencies
Commitments
The Company had no material changes outside the ordinary course of business to the purchase obligations presented in its 2024 Form 10-K during the three months ended March 29, 2025. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 29, 2025, the Company had net exposure of $29 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $92 million as of March 29, 2025, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent, and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $25 million at March 29, 2025.
The Company has not recorded any liabilities for these financial guarantees in its condensed consolidated balance sheets, either because the Company has recorded the underlying liability associated with the guarantee or the guarantee is dependent on the Company’s own performance and, therefore, is not subject to the measurement requirements or because the Company has calculated the estimated fair value of the guarantee and determined it to be immaterial based upon the current facts and circumstances that would trigger a payment obligation.
It is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances likely to be involved with each provision.
As of March 29, 2025, all of the Company’s collective bargaining agreements covering its unionized employees were current.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and with our 2024 Form 10-K and information contained in subsequent Forms 8-K and other reports filed with the SEC.
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
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to various risks and uncertainties. The risk factors contained in Item 1A—Risk Factors of our 2024 Form 10-K, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this report.
Forward-looking statements are only as of the date of the filing of this Quarterly Report on Form 10-Q, and we undertake no duty to update forward-looking statements except as required by law. You are advised to review any disclosures that we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-K, 10-Q, 8-K and other reports.
Business Overview
We are a global leader in the production of cellulose specialties, a natural polymer used in the manufacturing of various specialty chemical products, including liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. Building upon nearly 100 years of experience in cellulose chemistry, we provide some of the highest quality high-purity cellulose pulp products that make up the essential building blocks for our customers’ products while providing exceptional service and value. Our specialized assets also produce bioelectricity, biomaterials, including biofuels, lignin and tall oil soap, and commodity fluff, viscose and paper pulp.
Additionally, we produce a unique, lightweight multi-ply paperboard product and a bulky, high-yield pulp product. Our paperboard is used for production in the commercial printing, lottery ticket and high-end packaging sectors. Our high-yield pulp is used by paperboard producers as well as in traditional printing, writing and specialty paper manufacturing.
New Segment Structure
In the first quarter of 2025, we reorganized our High Purity Cellulose operating segment as a result of changes in our internal operating model, significant developments in our Biomaterials strategy and a successful launch of an enterprise reporting system that significantly enhances our financial reporting and costing capabilities. Specifically, we determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments.
As a result of this reorganization, we now operate in five operating segments: Cellulose Specialties, Cellulose Commodities, Biomaterials, Paperboard and High-Yield Pulp. Prior period segment results have been recast to align with this new segment reporting structure.
Business Outlook
In October 2023, we announced that we were exploring the potential sale of our Paperboard and High-Yield Pulp assets at our Temiscaming site. Given the current global trade uncertainty, the sale process is effectively on hold. We continue to focus on operating these businesses and remain committed to pursuing a sale at a fair price when timing and value align.

The following market assessment represents our current outlook for our operating segments’ future performance.
Cellulose Specialties
Average sales prices for Cellulose Specialties in 2025 are expected to increase by a mid single-digit percentage compared to 2024. Sales volumes are expected to decline by a similar percentage, primarily due to the absence of 2024 bridge volumes following the indefinite suspension of the Temiscaming plant, as well as second-order tariff impacts and accelerated acetate destocking. Demand trends vary across product lines: acetate demand remains soft due to elevated inventories and ongoing destocking in China, with added risk that customers may use the tariff-related pause in orders to further reduce stock levels. Ethers volumes are expected to improve, while other specialty grades are anticipated to remain strong given reduced global supply. We remain cautious about further supply chain adjustments by certain Cellulose Specialties customers in response to tariffs. Raw material input and logistics costs are projected to be moderately higher in 2025. Operational challenges experienced in the first quarter are believed to have been resolved through planned maintenance outages completed at all three cellulose plants in March and April.
Cellulose Commodities
While overall fluff demand is expected to remain resilient, our fluff products are subject to a 125 percent import tariff into China. These retaliatory tariffs are expected to create a dislocation of supply relative to demand and we anticipate a loss of market share in China as a result. Raw material input and logistics costs are projected to be moderately higher in 2025.
Biomaterials
We are evaluating investments in new green energy and renewable products to provide both increased end-market diversity and incremental profitability. We intend to proceed only with those projects that are expected to meet our investment hurdles: a minimum 30 percent return on equity and a less than two-year payback period for RYAM equity. In the fourth quarter of 2024, we secured green capital of €67 million, which allows us to advance the biomaterials strategy and further progress towards our future goal of generating over $70 million of EBITDA from our Biomaterials business, inclusive of the projects below:
•Our bioethanol facility in France is operational since the first quarter of 2024.
•We re-started our lignosulfonate powder plant in France in the fourth quarter of 2024.
•We continue to pursue an investment in a bioethanol facility in Fernandina Beach, Florida, similar to our bioethanol facility in France. While the City of Fernandina Beach recently denied the site plan application for this project, we believe the City erred in making its determination and we are pursuing all available legal remedies. In expectation of a favorable outcome, we continue to advance engineering plans and explore potential commercial agreements, driving toward a final investment decision anticipated in 2025 based on current legal timelines.
•We are evaluating investments in crude tall oil facilities in Jesup, Georgia and Tartas and a prebiotics facility at our Jesup plant, and are currently working on permitting, engineering and commercial agreements on these new facilities ahead of making final investment decisions later this year.
•We are a partner in AGE, a start-up entity that aims to utilize renewable forestry waste and other biomass generally discarded as waste to generate green electricity for the State of Georgia from a new facility to be constructed adjacent to our Jesup plant. Although the project remains in the development phase, AGE is actively evaluating the construction and financing requirements for the new facility, with a final investment decision expected in the third quarter of 2025.
Paperboard
Paperboard volumes are expected to increase in 2025, supported by improved certainty around zero-tariff access to the U.S. market due to USMCA compliance, reduced supply from European competitors impacted by tariffs and growing interest from the domestic Canadian market. However, prices are projected to decline year over year. Costs are expected to rise due to higher purchased pulp costs, greater allocation of custodial site costs at the Temiscaming facility and tariff mitigation efforts.
High-Yield Pulp
High-Yield Pulp prices and volumes are expected to decline in 2025 due to continued oversupply in the Chinese market. Costs are projected to increase as a result of higher allocation of custodial site costs at the Temiscaming facility.

Corporate
Corporate costs in 2025 are expected to be higher year over year due to the $12 million non-cash environmental reserves charges recorded in the first quarter and potential foreign exchange headwinds stemming from a weaker U.S. dollar relative to the Canadian dollar and euro. These impacts are partially offset by lower spending following the completion of our ERP implementation.
Results of Operations

	Three Months Ended
(in millions, except percentages)	March 29, 2025	March 30, 2024
Net sales	$356	$388
Cost of sales	(332)	(351)
Gross margin	24	37
Selling, general and administrative expense	(23)	(21)
Foreign exchange gain (loss)	(1)	3
Indefinite suspension charges	—	—
Other operating (expense), net	(15)	(2)
Operating income (loss)	(15)	17
Interest expense	(24)	(21)
Components of pension and OPEB, excluding service costs	1	1
Other income, net	1	1
Loss before income tax	(37)	(2)
Income tax benefit	5	—
Equity in loss of equity method investment	—	—
Net loss	(32)	(2)
Net income attributable to redeemable noncontrolling interest	—	—
Net loss attributable to RYAM	$(32)	$(2)

Gross margin %	6.7%	9.5%
Operating margin %	(4.2)%	4.4%
Effective tax rate	15.0%	29.7%
Net Sales

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cellulose Specialties	$201	$206
Cellulose Commodities	75	94
Biomaterials	7	7
Paperboard	49	53
High-Yield Pulp	31	34
Eliminations	(7)	(6)
Net sales	$356	$388
Net sales for the quarter ended March 29, 2025 decreased $32 million, or 8 percent, compared to the prior year quarter driven by lower sales prices in Paperboard and High-Yield Pulp and lower sales volumes across all segments, partially offset by higher sales prices in Cellulose Specialties and Cellulose Commodities. See Operating Results by Segment below for further discussion.

Operating Income (Loss)

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cellulose Specialties	$31	$38
Cellulose Commodities	(13)	(19)
Biomaterials	2	2
Paperboard	(2)	8
High-Yield Pulp	(7)	(1)
Corporate	(26)	(11)
Operating income (loss)	$(15)	$17
Operating results for the quarter ended March 29, 2025 declined $32 million, or 188 percent, compared to the prior year quarter driven primarily by the decrease in net sales, higher key input costs, operational challenges at our plants in the current quarter, unfavorable foreign exchange rates and current quarter non-cash environmental reserves charges of $12 million. See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense for the quarter ended March 29, 2025 increased $3 million compared to the prior year quarter driven primarily by an increase in the average effective interest rate on debt, partially offset by a decrease in the average outstanding principal balance. Total debt decreased $43 million from March 30, 2024 to March 29, 2025.
Unfavorable foreign exchange rates during the quarter ended March 29, 2025 compared to favorable rates in the prior year quarter resulted in a net unfavorable impact of $1 million.
Income Taxes
The effective tax rate for the quarter ended March 29, 2025 was a benefit of 15 percent. This rate differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions, different statutory tax rates in foreign jurisdictions, U.S. tax credits and nondeductible executive compensation.
The effective tax rate for the quarter ended March 30, 2024 was a benefit of 30 percent. This rate differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, partially offset by return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
Operating Results by Segment
Cellulose Specialties

	Three Months Ended
(in millions, unless otherwise stated)	March 29, 2025	March 30, 2024
Net sales	$201	$206
Operating income	$31	$38
Average sales prices ($ per MT)	$1,750	$1,724
Sales volumes (thousands of MTs)	111	113

Net Sales

	Three Months Ended March 30, 2024	Changes Attributable to:		Three Months Ended March 29, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$206	$3	$(8)	$201

Net sales of our Cellulose Specialties segment for the quarter ended March 29, 2025 decreased $5 million, or 2 percent, compared to the prior year quarter driven by a 2 percent decrease in sales volumes that was in line with expectations and primarily due to strong sales in the prior year quarter ahead of the indefinite suspension of Temiscaming cellulose operations. Partially offsetting the sales volume decrease was a 2 percent increase in sales prices that was lower than our guidance of mid single-digits primarily due to the timing of orders and an unfavorable sales mix.
Operating Income

	Three Months Ended March 30, 2024	Gross Margin Changes Attributable to:				Three Months Ended March 29, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$38	$3	$(6)	$(3)	$(1)	$31
Operating margin %	18.4%	1.2%	(2.2)%	(1.5)%	(0.5)%	15.4%

(a)Computed based on contribution margin.
Operating income of our Cellulose Specialties segment for the quarter ended March 29, 2025 decreased $7 million, or 18 percent, compared to the prior year quarter driven by the lower sales, higher key input costs and operational challenges at the plants in the current quarter, partially offset by the absence of prior year operating losses from cellulose operations due to the indefinite suspension of operations at the Temiscaming site in July 2024.
Cellulose Commodities

	Three Months Ended
(in millions, unless otherwise stated)	March 29, 2025	March 30, 2024
Net sales	$75	$94
Operating loss	$(13)	$(19)
Average sales prices ($ per MT)	$863	$842
Sales volumes (thousands of MTs)	84	106
Net Sales

	Three Months Ended March 30, 2024	Changes Attributable to:		Three Months Ended March 29, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$94	$—	$(19)	$75
Net sales of our Cellulose Commodities segment for the quarter ended March 29, 2025 decreased $19 million, or 20 percent, compared to the prior year quarter. Sales volumes decreased 21 percent driven primarily by lower non-fluff commodity sales, partially offset by a 2 percent increase in sales prices due to stronger demand for fluff.
Operating Loss

	Three Months Ended March 30, 2024	Gross Margin Changes Attributable to:				Three Months Ended March 29, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating loss	$(19)	$—	$(11)	$18	$(1)	$(13)
Operating margin %	(20.2)%	—%	(19.8)%	24.0%	(1.3)%	(17.3)%

(a)Computed based on contribution margin.

Operating loss of our Cellulose Commodities segment for the quarter ended March 29, 2025 improved $6 million, or 32 percent, compared to the prior year quarter driven by lower commodity losses, partially offset by higher key input costs and operational challenges at the cellulose plants.
Biomaterials

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Net sales	$7	$7
Operating income	$2	$2
Net Sales
Net sales of our Biomaterials segment for the quarter ended March 29, 2025 were flat compared to the prior year quarter. Increased sales from the April 2024 startup of the France bioethanol facility were offset by lower production in the current quarter due to operational challenges and the planned maintenance shutdown of the Tartas cellulose plant, which limited raw material supply due to the bioethanol facility’s reliance on the Tartas cellulose plant for feedstock.
Operating Income
Operating income of our Biomaterials segment for the quarter ended March 29, 2025 was flat compared to the prior year quarter. Higher shared and ancillary service costs under the business’s newly-established cost structure were offset by lower production costs as a result of the current quarter shutdown and reduced feedstock availability.
Paperboard

	Three Months Ended
(in millions, unless otherwise stated)	March 29, 2025	March 30, 2024
Net sales	$49	$53
Operating income (loss)	$(2)	$8
Average sales prices ($ per MT)	$1,321	$1,382
Sales volumes (thousands of MTs)	37	38
Net Sales

	Three Months Ended March 30, 2024	Changes Attributable to:		Three Months Ended March 29, 2025
(in millions)		Price	Volume/Mix
Net sales	$53	$(2)	$(2)	$49
Net sales of our Paperboard segment for the quarter ended March 29, 2025 decreased $4 million, or 8 percent, compared to the prior year quarter. Sales prices and volumes decreased 4 percent and 3 percent, respectively, driven by mix and continued competitive activity from European imports.
Operating Income (Loss)

	Three Months Ended March 30, 2024	Gross Margin Changes Attributable to:				Three Months Ended March 29, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$8	$(2)	$(1)	$(6)	$(1)	$(2)
Operating margin %	15.1%	(3.3)%	(1.6)%	(12.2)%	(2.1)%	(4.1)%

(a)Computed based on contribution margin.
Operating results of our Paperboard segment for the quarter ended March 29, 2025 declined $10 million, or 125 percent, compared to the prior year quarter driven by the lower sales prices and volumes, higher maintenance and purchased pulp costs and the impact of Temiscaming net custodial site costs.

High-Yield Pulp

	Three Months Ended
(in millions, unless otherwise stated)	March 29, 2025	March 30, 2024
Net sales	$31	$34
Operating loss	$(7)	$(1)
Average sales prices ($ per MT)(a)	$518	$559
Sales volumes (thousands of MTs)(a)	48	50

(a)External sales only. During each of the quarters ended March 29, 2025 and March 30, 2024, the High-Yield Pulp segment sold 16,000 MTs of high-yield pulp to the Paperboard segment for $7 million.
Net Sales

	Three Months Ended March 30, 2024	Changes Attributable to:		Three Months Ended March 29, 2025
(in millions)		Price	Volume/Mix
Net sales	$34	$(2)	$(1)	$31
Net sales of our High-Yield Pulp segment for the quarter ended March 29, 2025 decreased $3 million, or 9 percent, compared to the prior year quarter. Sales prices and volumes decreased 7 percent and 4 percent, respectively, driven by lower demand, continued oversupply in China and the timing of shipments, primarily related to shipping challenges to customers in India.
Operating Loss

	Three Months Ended March 30, 2024	Gross Margin Changes Attributable to:				Three Months Ended March 29, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating loss	$(1)	$(2)	$—	$(4)	$—	$(7)
Operating margin %	(2.9)%	(6.4)%	(0.3)%	(13.0)%	—%	(22.6)%

(a)Computed based on contribution margin.
Operating loss of our High-Yield Pulp segment for the quarter ended March 29, 2025 increased $6 million, or 600 percent, compared to the prior year quarter driven by the lower sales prices and volumes and the impact of Temiscaming net custodial site costs.
Corporate

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Operating loss	$(26)	$(11)
The Corporate operating loss for the quarter ended March 29, 2025 increased $15 million, or 136 percent, compared to the prior year quarter driven by current quarter non-cash environmental reserves charges of $12 million and unfavorable foreign exchange rates in the current quarter compared to favorable rates in the prior year quarter. The environmental reserves charges are associated with recent developments at the Port Angeles, Washington, and Augusta, Georgia, remediation sites. The cash impact associated with the Augusta remediation site is expected in early 2027; the cash impact for the Port Angeles remediation site is not expected to begin before 2028, with outflows in the following three to five years.

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
Our Board of Directors suspended our quarterly common stock dividend in September 2019. No dividends have been declared since. The declaration and payment of future common stock dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that the Board of Directors deems relevant. In addition, our debt facilities place limitations on the declaration and payment of future dividends.
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We have not repurchased shares under this program since 2018 and do not expect to utilize any of the remaining $60 million in unused authorization in the future.
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	March 29, 2025	December 31, 2024
Cash and cash equivalents	$130	$125
Availability under the ABL Credit Facility(a)(b)	$131	$141
Total debt(b)	$736	$730
Stockholders’ equity	$688	$714
Total capitalization (total debt plus stockholders’ equity)	$1,424	$1,444
Debt to capital ratio	52%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At March 29, 2025, we had $158 million of gross availability and net available borrowings of $131 million after taking into account outstanding letters of credit of $27 million. In addition to the availability under the ABL Credit Facility, we have $11 million available under our accounts receivable factoring line of credit in France.
(b)See Note 7—Debt and Finance Leases to our Financial Statements for further information.
As of March 29, 2025, we were in compliance with all financial and other covenants under our debt agreements.
Other Sources of Cash
SWEN Investment

In November 2024, we secured €30 million to be provided by SWEN in return for a 20 percent preferred equity interest in BioNova. We received €15 million from SWEN in 2024 and we expect to receive the additional €15 million in late 2025.

BioNova Term Loan

In November 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. As of March 29, 2025, no amounts were outstanding on the BioNova Term Loan. We anticipate drawing on the term loans beginning in 2026.

Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, electricity and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to the purchase obligations presented in our 2024 Form 10-K during the three months ended March 29, 2025. See Note 17—Commitments and Contingencies to our Financial Statements for further information.
Cash Flows

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cash flows provided by (used in):
Operating activities	$40	$12
Investing activities	(38)	(33)
Financing activities	(1)	1
Cash provided by operating activities increased $28 million compared to the prior year period primarily due to net cash inflows from working capital in the current year compared to net outflows in the prior year and lower interest paid on long-term debt due to the timing of payments.
Cash used in investing activities increased $5 million compared to the prior year period due to higher strategic and custodial capital spend.
Cash used in financing activities increased $2 million compared to the prior year period due to net repayments of long-term debt in the current period compared to net borrowings in the prior year and higher repurchases of common stock to satisfy tax withholding requirements. These outflows were partially offset by net borrowings of short-term financing in the current period compared to net repayments in the prior year and prior year payment of debt issuance costs.
Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity and ability to generate cash and satisfy rating agency and creditor requirements. This information includes the non-GAAP financial measures of EBITDA, adjusted EBITDA and adjusted free cash flows. These measures are not defined by GAAP, and our discussion of them is not intended to conflict with or change any of our GAAP disclosures provided in this report.
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
Net income (loss) is reconciled to EBITDA and Adjusted EBITDA by segment, as follows:

(in millions)	Cellulose Specialties	Cellulose Commodities	Biomaterials	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended March 29, 2025
Net income (loss)	$31	$(12)	$1	$(1)	$(7)	$(44)	$(32)
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Net income (loss) attributable to RYAM	31	(12)	1	(1)	(7)	(44)	(32)
Depreciation and amortization	15	10	1	5	1	(1)	31
Interest expense, net	—	—	—	—	—	23	23
Income tax expense	—	—	—	—	—	(5)	(5)
EBITDA attributable to RYAM	46	(2)	2	4	(6)	(27)	17
Indefinite suspension charges	—	—	—	—	—	—	—
Adjusted EBITDA attributable to RYAM	$46	$(2)	$2	$4	$(6)	$(27)	$17

Three Months Ended March 30, 2024
Net income (loss)	$38	$(19)	$2	$8	$(1)	$(30)	$(2)
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Net income (loss) attributable to RYAM	38	(19)	2	8	(1)	(30)	(2)
Depreciation and amortization	17	12	—	4	1	—	34
Interest expense, net	—	—	—	—	—	20	20
Income tax benefit	—	—	—	—	—	—	—
EBITDA and Adjusted EBITDA attributable to RYAM	$55	$(7)	$2	$12	$—	$(10)	$52
EBITDA for the quarter ended March 29, 2025 decreased $35 million compared to the prior year quarter primarily driven by a decrease in net sales, higher key input costs, operational challenges at our plants in the current quarter, unfavorable foreign exchange rates and current quarter non-cash environmental reserves charges of $12 million.
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

Cash provided by operating activities is reconciled to adjusted free cash flow as follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cash provided by operating activities	$40	$12
Capital expenditures, net(a)	(30)	(28)
Adjusted free cash flow	$10	$(16)

(a)Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the three months ended March 29, 2025 and March 30, 2024 were $8 million and $5 million, respectively.
Adjusted free cash flow increased $26 million compared to the prior year period primarily due to improved working capital and lower interest payments, partially offset by higher capital expenditures. See Liquidity and Capital Resources—Cash Flows above for additional discussion of our operating cash flows and capital expenditures.
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
Prices
The prices, sales volumes and margins of our Cellulose Commodities and High-Yield Pulp operating segments’ products have historically been cyclically affected by economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates. These products have fewer distinguishing qualities from producer to producer and competition is based primarily on price, which is determined by market supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our Cellulose Specialties operating segment’s product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors.
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
Variable Interest Rates
At March 29, 2025 and December 31, 2024, we had $707 million and $702 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would result in a $7 million annual change in interest expense.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed rate debt at March 29, 2025 and December 31, 2024 was $76 million and $75 million, respectively, compared to a $75 million carrying value at each period end. We use quoted market prices to estimate the fair value of our fixed rate debt. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 29, 2025.
Internal Control over Financial Reporting
In January of 2025, the Company implemented a new financial accounting system for product costing. Our processes, procedures and controls have been updated and evaluated by management, as appropriate. We will continue to refine and further evaluate these control changes as part of our assessment of control design and effectiveness throughout 2025. For the quarter ended March 29, 2025, based upon the evaluation required by SEC Rule 13a-15(d), including the changes related to the new financial accounting system, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting

Part II. Other Information
Item 1. Legal Proceedings
See Note 17—Commitments and Contingencies to our Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes or updates to the risk factors previously disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended March 29, 2025:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
January 1 to February 1	—	$—	—	$60,294,000
February 2 to March 1	374,211	$7.55	—	$60,294,000
March 2 to March 29	1,215	$5.33	—	$60,294,000
Total	375,426		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of March 29, 2025, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
During the quarter ended March 29, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc., as amended	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 6, 2025
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)

Date: May 7, 2025