Form 10-Q
period 2025-06-28
RAYONIER ADVANCED MATERIALS INC.
filed 2025-08-06
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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

The registrant had 67,000,882 shares of common stock outstanding as of August 4, 2025.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2024 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2024
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AETR	Annual effective tax rate
AGE	Altamaha Green Energy LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AOCI	Accumulated other comprehensive income (loss)
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a RYAM subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
eSAF	Electrofuel Sustainable Aviation Fuel
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division
GRAS	Generally Recognized As Safe
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SAF	Sustainable Aviation Fuel
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USMCA	United States-Mexico-Canada Agreement
Washington DOE	Washington Department of Ecology
Washington MTCA	Washington Model Toxics Control Act

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$340,048	$419,045	$696,015	$806,701
Cost of sales	(316,407)	(370,736)	(648,320)	(721,631)
Gross margin	23,641	48,309	47,695	85,070
Selling, general and administrative expense	(17,965)	(21,809)	(41,224)	(42,884)
Foreign exchange gain (loss)	(3,713)	558	(4,821)	3,469
Indefinite suspension charges (Note 2)	(229)	(6,626)	(634)	(6,626)
Environmental remediation expense	(1,312)	(1,384)	(14,459)	(2,018)
Other operating income (expense), net	(1,761)	9,149	(2,989)	8,261
Operating income (loss)	(1,339)	28,197	(16,432)	45,272
Interest expense	(23,694)	(21,270)	(47,297)	(42,125)
Components of pension and OPEB, excluding service costs (Note 15)	673	197	1,305	1,117
Other income (expense), net	(1,800)	651	(908)	1,921
Income (loss) from continuing operations before income tax	(26,160)	7,775	(63,332)	6,185
Income tax (expense) benefit (Note 16)	(339,202)	849	(333,610)	1,321
Equity in loss of equity method investment	(487)	(451)	(859)	(903)
Income (loss) from continuing operations	(365,849)	8,173	(397,801)	6,603
Income from discontinued operations, net of tax (Note 3)	2,670	3,217	2,670	3,217
Net income (loss)	(363,179)	11,390	(395,131)	9,820
Net income attributable to redeemable noncontrolling interest (Note 11)	18	—	36	—
Net income (loss) attributable to RYAM	$(363,197)	$11,390	$(395,167)	$9,820

Basic and Diluted earnings per common share (Note 13)
Income (loss) from continuing operations	$(5.48)	$0.12	$(5.99)	$0.10
Income from discontinued operations	0.04	0.05	0.04	0.05
Net income (loss)	$(5.44)	$0.17	$(5.95)	$0.15
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$(363,179)	$11,390	$(395,131)	$9,820
Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustment	16,711	(2,007)	24,389	(6,488)
Unrealized gain on derivative instruments	29	39	61	80
Net (loss) on employee benefit plans	(98)	2,462	(198)	2,448
Total other comprehensive income (loss)	16,642	494	24,252	(3,960)
Comprehensive income (loss)	(346,537)	11,884	(370,879)	5,860
Comprehensive income attributable to redeemable noncontrolling interest	937	—	1,363	—
Comprehensive income (loss) attributable to RYAM	$(347,474)	$11,884	$(372,242)	$5,860
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	June 28, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$70,679	$125,222
Accounts receivable, net (Note 4)	152,583	213,972
Inventory (Note 5)	233,167	208,003
Income tax receivable	900	2,637
Prepaid and other current assets	82,474	51,127
Total current assets	539,803	600,961

Property, plant and equipment (net of accumulated depreciation of $1,938,049 and $1,891,599, respectively)	1,042,714	1,018,583
Deferred tax assets	15,369	349,500
Intangible assets, net	6,900	10,404
Other assets	150,182	150,209
Total assets	$1,754,968	$2,129,657

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$189,607	$196,249
Accrued and other current liabilities (Note 7)	146,918	170,785
Debt due within one year (Note 8)	25,342	23,379
Current environmental liabilities (Note 9)	9,764	9,749
Total current liabilities	371,631	400,162

Long-term debt (Note 8)	720,352	706,444
Non-current environmental liabilities (Note 9)	172,117	160,466
Pension and other postretirement benefits (Note 15)	75,966	77,239
Deferred tax liabilities	14,840	13,685
Other liabilities	44,989	47,273

Commitments and contingencies (Note 18)

Redeemable noncontrolling interest (Note 11)	12,755	10,503

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 67,000,882 and 65,966,881 issued and outstanding, respectively	670	660
Additional paid-in capital	425,530	425,303
Retained earnings (deficit)	(62,465)	333,591
Accumulated other comprehensive loss (Note 12)	(21,417)	(45,669)
Total stockholders’ equity	342,318	713,885
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,754,968	$2,129,657
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended June 28, 2025
Balance at March 29, 2025	66,754,665	$668	$424,262	$301,213	$(38,059)	$688,084
Net loss attributable to RYAM	—	—	—	(363,197)	—	(363,197)
Other comprehensive income, net of tax	—	—	—	—	16,642	16,642
Issuance of common stock under incentive stock plans	287,728	2	(2)	—	—	—
Stock-based compensation	—	—	1,450	—	—	1,450
Repurchase of common stock(a)	(41,511)	—	(180)	—	—	(180)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(481)	—	(481)
Balance at June 28, 2025	67,000,882	$670	$425,530	$(62,465)	$(21,417)	$342,318

Three months ended June 29, 2024
Balance at March 30, 2024	65,554,837	$655	$420,448	$371,018	$(50,371)	$741,750
Net income attributable to RYAM	—	—	—	11,390	—	11,390
Other comprehensive income, net of tax	—	—	—	—	494	494
Issuance of common stock under incentive stock plans	378,301	4	(4)	—	—	—
Stock-based compensation	—	—	1,690	—	—	1,690
Repurchase of common stock(a)	(43,045)	—	(190)	—	—	(190)
Balance at June 29, 2024	65,890,093	$659	$421,944	$382,408	$(49,877)	$755,134

Six months ended June 28, 2025
Balance at December 31, 2024	65,966,881	$660	$425,303	$333,591	$(45,669)	$713,885
Net loss attributable to RYAM	—	—	—	(395,167)	—	(395,167)
Other comprehensive income, net of tax	—	—	—	—	24,252	24,252
Issuance of common stock under incentive stock plans	1,450,938	14	(14)	—	—	—
Stock-based compensation	—	—	3,255	—	—	3,255
Repurchase of common stock(a)	(416,937)	(4)	(3,014)	—	—	(3,018)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(889)	—	(889)
Balance at June 28, 2025	67,000,882	$670	$425,530	$(62,465)	$(21,417)	$342,318

Six months ended June 29, 2024
Balance at December 31, 2023	65,393,014	$654	$419,122	$372,588	$(45,917)	$746,447
Net income attributable to RYAM	—	—	—	9,820	—	9,820
Other comprehensive loss, net of tax	—	—	—	—	(3,960)	(3,960)
Issuance of common stock under incentive stock plans	621,834	6	(6)	—	—	—
Stock-based compensation	—	—	3,470	—	—	3,470
Repurchase of common stock(a)	(124,755)	(1)	(642)	—	—	(643)
Balance at June 29, 2024	65,890,093	$659	$421,944	$382,408	$(49,877)	$755,134

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities
Net income (loss)	$(395,131)	$9,820
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from discontinued operations	(2,670)	(3,217)
Depreciation and amortization	62,438	66,794
Stock-based compensation expense	3,255	3,470
Deferred income tax expense (benefit)	332,705	(955)
Increase in environmental liabilities	14,406	1,785
Change in fair value of put option liability	1,052	—
Net periodic benefit cost of pension and other postretirement plans	1,274	2,223
Unrealized (gain) loss on foreign currency	4,343	(2,669)
Loss on disposal of property, plant and equipment	646	1,637
Other	4,078	4,343
Changes in operating assets and liabilities:
Accounts receivable	66,487	(9,708)
Inventory	(20,604)	(18,914)
Accounts payable	1,786	3,934
Accrued and other current liabilities	(26,789)	4,721
Duty refund rights	—	40,111
Other	(33,732)	89
Contributions to pension and other postretirement plans	(4,106)	(4,606)
Cash provided by operating activities	9,438	98,858

Investing activities
Capital expenditures, net of proceeds	(74,980)	(58,020)
Cash used in investing activities	(74,980)	(58,020)

Financing activities
Borrowings of long-term debt	155,750	222,178
Repayments of long-term debt	(149,500)	(220,235)
Short-term financing, net	(2,319)	(532)
Debt issuance costs	—	(1,875)
Repurchase of common stock	(3,018)	(643)
Cash provided by (used in) financing activities	913	(1,107)

Net increase (decrease) in cash and cash equivalents	(64,629)	39,731
Net effect of foreign exchange on cash and cash equivalents	10,086	(1,353)
Balance, beginning of period	125,222	75,768
Balance, end of period	$70,679	$114,146

Supplemental cash flow information:
Interest paid	$(34,208)	$(43,793)
Income taxes refunded, net	231	4,760
Capital assets purchased on account	29,851	33,804
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
Basis of Presentation
The Financial Statements and notes thereto have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, the Financial Statements and notes reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The December 31, 2024 consolidated balance sheet was derived from audited annual financial statements but does not contain all the footnote disclosures from the audited annual financial statements. These Financial Statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s 2024 Form 10-K.
As a result of the sale of its lumber and newsprint assets in August 2021, the Company presents the historical results for those operations, and any subsequent directly associated impacts, as discontinued operations. Unless otherwise stated, information in these notes to condensed consolidated financial statements relates to continuing operations. See Note 3—Discontinued Operations for further information on the sale.
New Segment Structure
In the first quarter of 2025, the Company reorganized its High Purity Cellulose operating segment as a result of changes in its internal operating model, significant developments in its Biomaterials strategy and a successful launch of an enterprise reporting system that significantly enhances the Company’s financial reporting and costing capabilities. Specifically, the Company determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments. As a result of this reorganization, the Company now operates in five operating segments: Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp. Prior period segment results have been recast to align with this new segment reporting structure. See Note 17—Segments for further information.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Subsequent Events
On July 4, 2025, the United States enacted tax reform legislation resulting in significant modifications to existing law. The most significant impacts to the Company are changes to IRC §163(j) interest deductibility, immediate expensing of capital spend in the U.S., immediate deductions of R&D expenditures and foreign tax regime changes. The Company is currently evaluating the impact of this new legislation on its consolidated financial statements.
2. Indefinite Suspension of Operations
In July 2024, the Company indefinitely suspended operations at its Temiscaming cellulose plant. The Temiscaming paperboard and high-yield pulp plants that support the Company’s Paperboard and High-Yield Pulp operating segments continue to operate at full capacity. The Temiscaming cellulose plant was idled in a safe and environmentally sound manner, and the Company will assess, on at least an annual basis, the possibility of restarting the Temiscaming cellulose plant.
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
The following table presents the accrued liability balance activity related to the indefinite suspension during the six months ended June 28, 2025:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2024	$977	$5,010	$5,987
Charges incurred	719	(85)	634
Payments	(1,696)	(2,895)	(4,591)
Balance at June 28, 2025	$—	$2,030	$2,030
The following table presents total indefinite suspension charges incurred by cost type:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Severance and other employee costs(a)	$—	$6,206	$(85)	$6,206
Mothballing costs	229	420	719	420
Indefinite suspension charges	$229	$6,626	$634	$6,626

(a)Included a $1 million loss on pension curtailment charges during the quarter and six months ended June 29, 2024 associated with early retirements driven by the indefinite suspension of operations. See Note 15—Employee Benefit Plans for further information.
Charges incurred during the periods presented were recorded to the Cellulose Commodities segment in “indefinite suspension charges” in the condensed consolidated statements of operations.
3. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada. As part of the sale of the lumber assets, the Company retained all refund rights and obligations, including interest, to softwood lumber duties generated or incurred through the closing date of the sale. In June 2024, the Company sold these refund rights, including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada. The Company recorded a pre-tax loss of $1 million on the sale.
During the quarters ended June 28, 2025 and June 29, 2024, the Company recognized $4 million and $5 million of pre-tax income related to CEWS benefit claims deferred since 2021. See Note 7—Accrued and Other Current Liabilities for further information.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Income from discontinued operations was comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Loss on sale of duty refund rights	$—	$(890)	$—	$(890)
Other operating income	3,632	5,267	3,632	5,267
Operating income	3,632	4,377	3,632	4,377
Income from discontinued operations before income tax	3,632	4,377	3,632	4,377
Income tax expense	(962)	(1,160)	(962)	(1,160)
Income from discontinued operations, net of tax	$2,670	$3,217	$2,670	$3,217
4. Accounts Receivable, Net
Accounts receivable, net included the following:

	June 28, 2025	December 31, 2024
Accounts receivable, trade	$132,474	$191,091
Accounts receivable, other(a)	20,863	23,938
Allowance for credit loss	(754)	(1,057)
Accounts receivable, net	$152,583	$213,972

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
5. Inventory
Inventory included the following:

	June 28, 2025	December 31, 2024
Finished goods	$171,720	$156,407
Work-in-progress	7,204	5,034
Raw materials	49,170	40,234
Manufacturing and maintenance supplies	5,073	6,328
Inventory	$233,167	$208,003
6. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of June 28, 2025, the Company’s leases have remaining lease terms of less than one year to 11.4 years, with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the lease term that are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. Short-term leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate to determine the present value of lease payments unless the lease provides an implicit or explicit interest rate.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$2,578	$2,136	$5,110	$3,802
Finance lease cost
Amortization of ROU assets	116	107	229	213
Interest	13	22	29	45
Total lease cost	$2,707	$2,265	$5,368	$4,060

	Balance Sheet Location	June 28, 2025	December 31, 2024
Operating leases
ROU assets	Other assets	$28,392	$31,112
Lease liabilities, current	Accrued and other current liabilities	8,218	7,604
Lease liabilities, non-current	Other liabilities	21,503	24,035

Finance leases
ROU assets	Property, plant and equipment, net	$524	$709
Lease liabilities	Long-term debt	693	921

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$5,133	$3,799
Operating lease ROU assets obtained in exchange for lease liabilities(a)	770	18,092

(a)During the six months ended June 29, 2024, the Company recorded an ROU asset and corresponding lease liability of $14 million related to a new warehouse lease agreement in Canada.
Finance lease cash flows were immaterial during each of the six months ended June 28, 2025 and June 29, 2024.

	June 28, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (in years)	4.3	4.6
Weighted average discount rate	8.3%	8.2%

Finance leases
Weighted average remaining lease term (in years)	1.4	1.8
Weighted average discount rate	7.0%	7.0%
Operating lease maturities as of June 28, 2025 were as follows:

Remainder of 2025	$5,247
2026	9,762
2027	8,264
2028	6,579
2029	2,447
Thereafter	3,460
Total minimum lease payments	35,759
Less: imputed interest	(6,038)
Present value of future minimum lease payments	$29,721

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
7. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	June 28, 2025	December 31, 2024
Accrued customer incentives	$39,180	$52,153
Accrued payroll and benefits	23,585	19,465
Accrued interest	20,852	12,674
Accrued income taxes	3,815	4,445
Accrued property and other taxes	6,845	6,265
Deferred revenue(a)	6,385	11,128
Other current liabilities(b)	46,256	64,655
Accrued and other current liabilities	$146,918	$170,785

(a)Included at December 31, 2024 was $3 million (CAD $5 million) associated with funds received in 2021 for CEWS. In the second quarter of 2025, the Company recognized this amount in “income from discontinued operations, net of taxes” in the condensed consolidated statements of operations.
(b)Included at June 28, 2025 and December 31, 2024 were $19 million and $17 million, respectively, of energy-related payables associated with Tartas facility operations.
8. Debt and Finance Leases
Debt and finance leases included the following:

	June 28, 2025	December 31, 2024
ABL Credit Facility due November 2029: $116 million net availability, bearing interest of 6.4% (4.4% adjusted SOFR plus 2.0% margin) at June 28, 2025	$12,450	$—
2029 Term Loan due October 2029: bearing interest of 11.3% (4.3% three-month Term SOFR plus 7.0% margin) at June 28, 2025	698,250	700,000
5.50% CAD-based term loan due April 2028	19,537	21,184
BioNova debt(a)	22,524	21,120
Other loans(b)	34,968	32,536
Short-term factoring facility	1,865	2,304
Finance lease obligations	693	921
Total principal payments due	790,287	778,065
Less: unamortized premium, discount and issuance costs	(44,593)	(48,242)
Total debt	745,694	729,823
Less: debt due within one year	(25,342)	(23,379)
Long-term debt	$720,352	$706,444

(a)Consists of green loans associated with the France bioethanol plant, part of the net assets contributed by the Company to its subsidiary, BioNova.
(b)Consist of loans for energy projects in France.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As of June 28, 2025, there were no borrowings outstanding under the BioNova Term Loan.
Covenants and Debt Maturity
As of June 28, 2025, the Company was in compliance with all covenants under its debt agreements and the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2025	$28,690
2026	22,053
2027	20,529
2028	18,841
2029	681,077
Thereafter	18,404
Total debt principal payments	$789,594
9. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the six months ended June 28, 2025:

Balance at December 31, 2024	$170,215
Increase in liabilities	14,404
Payments	(3,161)
Foreign currency adjustments	423
Balance at June 28, 2025	$181,881
Current environmental liabilities	$9,764
Non-current environmental liabilities	$172,117
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Other
In addition to the estimated liabilities for the above remediation sites, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 28, 2025, the Company estimates this exposure could range up to approximately $77 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
SWEN’s put option was initially measured at a fair value of $4 million and will be remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income, net” in the condensed consolidated statements of operations. The SWEN put option’s liability balance and activity during the three and six months ended June 28, 2025 were as follows:

	Financial Statement Line Item	Three Months Ended June 28, 2025	Six Months Ended June 28, 2025
Balance at December 31, 2024	Other liabilities		$4,196
Fair value measurement adjustment	Other income, net	$558	1,052
Foreign currency translation adjustment	Foreign currency translation adjustment	$385	550
Balance at June 28, 2025	Other liabilities		$5,798
There is inherent uncertainty of the fair value measurement of Level 3 securities due to the use of unobservable inputs, including timing and amount of expected cash flows. A material change in the unobservable inputs used may result in a higher or lower fair value measurement. Key inputs into the Monte Carlo simulation model used to determine the fair value of the SWEN put option at the fair value measurement date were as follows:

	June 28, 2025	December 31, 2024
Free cash flow to equity volatility(a)	46.0%	52.0%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities
Weighted average cost of capital	11.8%	12.1%

(a)Based on a peer group of companies in the same or a similar industry.
See Note 11—Redeemable Noncontrolling Interest for further information on the put option.

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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	June 28, 2025	December 31, 2024
Carrying amount of fixed rate debt(a)	$77,270	$75,142
Fair value of fixed rate debt	$79,146	$75,272

(a)Excludes finance lease obligations.
11. Redeemable Noncontrolling Interest
In November 2024, the Company and one of its subsidiaries entered into a shareholder agreement with SWEN, pursuant to which SWEN will fund up to €30 million in exchange for up to 222,222 preferred shares, representing an expected 20 percent total noncontrolling equity interest in BioNova. Of this commitment, €15 million was funded at the closing of the shareholder agreement in exchange for 111,111 preferred shares, which currently represents an equity interest in BioNova of approximately 14 percent. Subsequent funding is contingent on the achievement of certain project milestones.
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The redeemable noncontrolling interest balance and activity during the quarter and six months ended June 28, 2025 were as follows:

	Three Months Ended June 28, 2025	Six Months Ended June 28, 2025
Balance, beginning of period	$11,337	$10,503
Adjustment to redemption value	481	889
Net income attributable to redeemable noncontrolling interest	18	36
Comprehensive income adjustments:
Foreign currency translation adjustment on redemption value	919	1,327
Balance at June 28, 2025	$12,755	$12,755
Results attributable to RYAM, after attribution to the redeemable noncontrolling interest, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income (loss) from continuing operations attributable to RYAM	$(365,867)	$8,173	$(397,837)	$6,603
Income from discontinued operations attributable to RYAM	2,670	3,217	2,670	3,217
Net income (loss) attributable to RYAM	$(363,197)	$11,390	$(395,167)	$9,820

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
12. Accumulated Other Comprehensive Loss

	Six Months Ended
	June 28, 2025	June 29, 2024
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(21,060)	$(33,537)
Other comprehensive income before reclassifications	—	3,371
Income tax on other comprehensive income	—	(901)
Reclassifications to earnings(a)
Amortization of gain	(373)	(391)
Amortization of prior service cost	125	359
Income tax on reclassifications	50	10
Net comprehensive income (loss) on employee benefit plans, net of tax	(198)	2,448
Balance, end of period	(21,258)	(31,089)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(222)	(373)
Reclassifications to earnings - foreign currency exchange contracts(b)	70	92
Income tax on reclassifications	(9)	(12)
Comprehensive income on derivative instruments, net of tax	61	80
Balance, end of period	(161)	(293)

Foreign currency translation
Balance, beginning of period	(24,387)	(12,007)
Foreign currency translation adjustment, net of tax(c)	24,389	(6,488)
Balance, end of period	2	(18,495)

Accumulated other comprehensive loss, end of period	$(21,417)	$(49,877)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 15—Employee Benefit Plans for further information.
(b)Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating income (expense), net” or “other income (expense), net,” as appropriate.
(c)Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency, not the translated reporting currency.
13. Earnings Per Common Share
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income (loss) from continuing operations	$(365,849)	$8,173	$(397,801)	$6,603
Income from continuing operations attributable to redeemable noncontrolling interest	18	—	36	—
Income (loss) from continuing operations attributable to RYAM	(365,867)	8,173	(397,837)	6,603
Redeemable noncontrolling interest adjustment to redemption value	(481)	—	(889)	—
Income (loss) from continuing operations attributable to RYAM common stockholders	(366,348)	8,173	(398,726)	6,603
Income from discontinued operations, net of tax attributable to RYAM	2,670	3,217	2,670	3,217
Net income (loss) attributable to RYAM common stockholders	$(363,678)	$11,390	$(396,056)	$9,820

Weighted average shares used in determining basic earnings per common share	66,875,897	65,716,362	66,551,962	65,582,651
Dilutive effect of:
Stock options	—	—	—	3
Performance and restricted stock	—	3,073,949	—	2,423,674
Weighted average shares used in determining diluted earnings per common share	66,875,897	68,790,311	66,551,962	68,006,328
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock options	—	—	—	1,497
Performance and restricted stock	2,760,125	421	2,760,125	6,376
Total anti-dilutive instruments	2,760,125	421	2,760,125	7,873
14. Incentive Stock Plans
Incentive stock plan compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Incentive stock plan compensation expense(a)	$717	$2,320	$2,878	$4,411

(a)Included equity award expense of $1 million and $2 million during the quarters ended June 28, 2025 and June 29, 2024, respectively, and $3 million during each of the six months ended June 28, 2025 and June 29, 2024.
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first and second quarters of 2025. The 2025 restricted stock unit awards cliff vest after three years, except for director awards, which vest after one year. The 2025 performance-based awards cliff vest after three years and are based equally on TSR relative to peers and three-year cumulative adjusted EBITDA. Participants can earn between 0 percent and 200 percent of the target award for each of the TSR and adjusted EBITDA metrics. Performance below the threshold for either metric would result in zero payout for that metric. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2025, the performance-based awards granted in 2022 were settled with an issuance of 654,995 shares of common stock for the stock unit awards, including incremental shares of 165,061, and cash of $2 million for the cash awards.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2025 activity of the Company’s incentive stock awards (not in thousands):

	Restricted Stock Units		Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,766,219	$5.11	1,575,297	$5.93
Granted	517,055	$7.52	692,155	$9.55
Forfeited	(60,538)	$4.25	(279,125)	$3.14
Exercised or settled	(795,943)	$5.08	(654,995)	$7.17
Outstanding at June 28, 2025	1,426,793	$6.04	1,333,332	$7.78
15. Employee Benefit Plans
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
During the quarter and six months ended June 29, 2024, the Company recorded a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations at the Temiscaming High Purity Cellulose plant. The loss on curtailment was recognized in “indefinite suspension charges” in the Company’s condensed consolidated statements of operations. Additionally, the Company decreased its pension liability by $3 million. See Note 2—Indefinite Suspension of Operations for further information.
The following tables present the components of net periodic benefit costs of these plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$1,188	$1,527	$111	$138
Interest cost	6,911	6,889	239	247
Expected return on plan assets	(7,701)	(8,052)	—	—
Amortization of prior service cost (credit)	108	203	(43)	(25)
Amortization of (gain) loss	57	(11)	(244)	(184)
Curtailment	—	736	—	—
Net periodic benefit cost	$563	$1,292	$63	$176

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$2,358	$3,064	$221	$276
Interest cost	13,740	13,812	476	495
Expected return on plan assets	(15,273)	(16,128)	—	—
Amortization of prior service cost (credit)	211	408	(86)	(49)
Amortization of (gain) loss	114	(22)	(487)	(369)
Curtailment	—	736	—	—
Net periodic benefit cost	$1,150	$1,870	$124	$353

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Service cost is included in “cost of sales” or “selling, general and administrative expense” in the condensed consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit) and amortization of gain (loss) are included in “components of pension and OPEB, excluding service costs” in the condensed consolidated statements of operations.
16. Income Taxes
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income (loss) from continuing operations before income tax	$(26,160)	$7,775	$(63,332)	$6,185
Effective tax rate	(1296.6)%	(10.9)%	(526.8)%	(21.4)%
The effective tax rates for the quarter and six months ended June 28, 2025 differed from the federal statutory rate of 21 percent primarily due to the full write-off of the Company’s Canadian DTAs. See Deferred Taxes below. Also driving the differences were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
The effective tax rates for the quarter and six months ended June 29, 2024 differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
Deferred Taxes
The Company assesses the realizability of its DTAs to determine if a valuation allowance is required based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering local earnings and effects of local tax law.
As of December 31, 2024, the Company evaluated realizability of its significant Canadian DTAs using the framework of ASC 740 and concluded that a valuation allowance was not required. The Company acknowledged, however, that difficult market conditions could result in the materialization of a cumulative three-year loss, which would constitute significant negative evidence under ASC 740 and likely necessitate a valuation allowance.
As of June 28, 2025, the Company now expects to incur a cumulative adjusted pre-tax loss in Canada over the three most recent fiscal years ending in 2025. As a result of the significant weight of this negative evidence under ASC 740, the Company believes it is more likely than not that its Canadian DTAs will not be fully realizable and have therefore provided for a full valuation allowance against these assets. This results in a current quarter tax expense to write off the previously recognized net DTA of $337 million and current quarter Canadian pretax losses providing zero tax benefit on the financial statements. Barring positive evidence that changes this conclusion, future Canadian earnings will not result in tax expense or benefits on the Company’s financial statements. The valuation allowance does not impact the Company’s legal right to use the deferred tax assets against cash taxes and future recognition will continue to be evaluated as market conditions evolve.
As of June 28, 2025 and December 31, 2024, the Company’s net DTA included $13 million and $15 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The decrease in this asset was a result of a $2 million tax expense recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
17. Segments
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
Net sales, significant operating expenses, operating income (loss) and other financial information by segment were as follows:

	Three Months Ended June 28, 2025
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$207,682	$6,531	$59,443	$46,451	$28,858	$(8,917)	$340,048
Cost of sales
Key input costs (wood, chemicals, energy)	81,770	1,362	27,482	22,695	17,134	(8,685)	141,758
Freight	9,365	527	4,407	4,617	5,957	—	24,873
Depreciation and amortization	16,705	579	7,438	2,904	517	—	28,143
Fixed and other general costs(b)	67,121	1,708	27,751	14,122	11,410	(479)	121,633
Total cost of sales	174,961	4,176	67,078	44,338	35,018	(9,164)	316,407
Selling, general and administrative expense	3,414	1,308	1,287	2,637	717	8,602	17,965
Indefinite suspension charges	—	—	229	—	—	—	229
Other operating expense, net(c)	761	57	562	—	9	5,397	6,786
Operating income (loss)	$28,546	$990	$(9,713)	$(524)	$(6,886)	$(13,752)	$(1,339)

Total depreciation and amortization	$16,798	$754	$7,178	$5,382	$546	$529	$31,187

	Three Months Ended June 29, 2024
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$240,642	$7,790	$85,458	$60,299	$32,833	$(7,977)	$419,045
Cost of sales
Key input costs (wood, chemicals, energy)	90,517	1,587	49,135	31,025	17,708	(8,525)	181,447
Freight	11,087	858	7,410	5,176	5,260	—	29,791
Depreciation and amortization	17,966	657	10,807	1,494	558	—	31,482
Fixed and other general costs(b)	69,571	2,968	34,787	10,276	9,310	1,104	128,016
Total cost of sales	189,141	6,070	102,139	47,971	32,836	(7,421)	370,736
Selling, general and administrative expense	2,928	289	1,893	2,461	767	13,471	21,809
Indefinite suspension charges	—	—	6,626	—	—	—	6,626
Other operating (income) expense, net(c)	(893)	(4)	(4,461)	(2,333)	(1,583)	951	(8,323)
Operating income (loss)	$49,466	$1,435	$(20,739)	$12,200	$813	$(14,978)	$28,197

Total depreciation and amortization	$18,578	$653	$9,796	$3,206	$563	$715	$33,511

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Six Months Ended June 28, 2025
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$408,790	$13,452	$134,498	$95,644	$60,347	$(16,716)	$696,015
Cost of sales
Key input costs (wood, chemicals, energy)	161,206	2,587	66,374	49,377	36,274	(16,527)	299,291
Freight	18,653	1,055	10,737	9,465	12,213	—	52,123
Depreciation and amortization	31,883	1,099	17,136	6,132	1,076	—	57,326
Fixed and other general costs(b)	128,792	3,239	57,462	26,859	23,476	(248)	239,580
Total cost of sales	340,534	7,980	151,709	91,833	73,039	(16,775)	648,320
Selling, general and administrative expense	7,432	2,667	3,671	5,514	1,330	20,610	41,224
Indefinite suspension charges	—	—	634	—	—	—	634
Other operating expense, net(c)	1,002	71	922	471	9	19,794	22,269
Operating income (loss)	$59,822	$2,734	$(22,438)	$(2,174)	$(14,031)	$(40,345)	$(16,432)

Total depreciation and amortization	$31,650	$1,235	$16,928	$10,634	$1,121	$870	$62,438

	Six Months Ended June 29, 2024
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$445,994	$14,577	$180,731	$113,259	$67,159	$(15,019)	$806,701
Cost of sales
Key input costs (wood, chemicals, energy)	171,034	2,707	99,667	58,024	36,676	(15,452)	352,656
Freight	20,895	1,735	14,823	10,023	11,004	—	58,480
Depreciation and amortization	33,761	757	22,285	2,897	1,147	—	60,847
Fixed and other general costs(b)	128,590	5,668	76,834	19,660	18,198	698	249,648
Total cost of sales	354,280	10,867	213,609	90,604	67,025	(14,754)	721,631
Selling, general and administrative expense	5,588	570	4,177	4,879	1,575	26,095	42,884
Indefinite suspension charges	—	—	6,626	—	—	—	6,626
Other operating expense, net(c)	(842)	(25)	(4,451)	(2,333)	(1,583)	(478)	(9,712)
Operating income (loss)	$86,968	$3,165	$(39,230)	$20,109	$142	$(25,882)	$45,272

Total depreciation and amortization	$35,807	$748	$21,520	$6,436	$1,119	$1,164	$66,794

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Identifiable assets by segment were as follows:

	June 28, 2025	December 31, 2024
Cellulose Specialties	$176,801	$214,659
Biomaterials	89,373	78,006
Cellulose Commodities	170,177	187,996
Paperboard	96,969	93,600
High-Yield Pulp	46,505	49,798
Shared/Corporate(a)	1,175,143	1,505,597
Total assets	$1,754,968	$2,129,657

(a)At June 28, 2025 and December 31, 2024, included $1.1 billion and $1.0 billion, respectively, of assets shared by Cellulose Specialties and Cellulose Commodities. Corporate includes ERP and certain other operating and lease assets shared across segments.
Capital additions by segment were as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Cellulose Specialties	$—	$—
Biomaterials	1,429	7,590
Cellulose Commodities	1,537	6,904
Paperboard	1,502	1,655
High-Yield Pulp	1,895	962
Shared/Corporate(a)	55,858	41,488
Total capital additions(b)	$62,221	$58,599

(a)Includes $54 million and $36 million of asset additions during the six months ended June 28, 2025 and June 29, 2024, respectively, that are shared by Cellulose Specialties and Cellulose Commodities. Corporate includes capital additions for ERP and certain other operational assets shared across segments.
(b)Amounts exclude the impact of changes in capital assets purchased on account and government grants.
18. Commitments and Contingencies
Commitments
The Company had no material changes outside the ordinary course of business to the purchase obligations presented in its 2024 Form 10-K during the six months ended June 28, 2025. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 28, 2025, the Company had net exposure of $28 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The Company had surety bonds of $92 million as of June 28, 2025, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent, and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $26 million at June 28, 2025.
The Company has not recorded any liabilities for these financial guarantees in its condensed consolidated balance sheets because the Company has recorded the underlying liability associated with the guarantee, the guarantee is dependent on the Company’s own performance and, therefore, is not subject to the measurement requirements or the Company has calculated the estimated fair value of the guarantee and determined it to be immaterial based upon the current facts and circumstances that would trigger a payment obligation.
It is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances likely to be involved with each provision.
On June 30, 2025, collective bargaining agreements covering approximately 640 unionized employees at the Jesup plant expired. The employees continued to work under the terms of the expired contracts during negotiations and on July 18, 2025, new contracts, effective through June 30, 2029, were ratified. All of the Company’s other collective bargaining agreements were current as of June 28, 2025.

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
New Segment Structure
In the first quarter of 2025, we reorganized our High Purity Cellulose operating segment as a result of changes in our internal operating model, significant developments in our Biomaterials strategy and the successful launch of an enterprise reporting system that significantly enhances our financial reporting and costing capabilities. Specifically, we determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments.
As a result of this reorganization, we now operate in five operating segments: Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp. Prior period segment results have been recast to align with this new segment reporting structure.
Business Outlook
Our business has been significantly impacted by several extraordinary and primarily non-recurring challenges during the first half of the year, including global trade disruptions, tariff-driven market volatility, operational challenges, softer demand in Paperboard and High-Yield Pulp, a non-cash environmental charge and foreign exchange headwinds.

While these near-term pressures weighed on second quarter results, they are largely considered to have peaked in the period. Since May, order trends in Cellulose Specialties have improved month over month and operational performance across our cellulose facilities has remained broadly stable. With signs of normalization emerging, RYAM is positioned to rebuild momentum in the second half of the year.
Looking ahead, we expect to meaningfully grow EBITDA over the two years following 2025, supported by focused efforts to increase Cellulose Specialties sales volume from the expected market demand growth, expand Cellulose Specialties margins by increasing prices and investing in high return cost reduction projects and accelerate high-return investments in Biomaterials. These actions are core to RYAM’s long-term strategy.
We remain committed to disciplined capital allocation. As previously disclosed, we began a process to explore the sale of our Paperboard and High-Yield Pulp businesses; however, given current market conditions and trade-related uncertainty, the process is now effectively on hold.
The following segment outlooks reflect RYAM’s current performance expectations for our operating businesses for the remainder of 2025.
Cellulose Specialties
Average cellulose specialties sales prices in 2025 are expected to increase by a mid single-digit percentage compared to the prior year. Sales volumes are anticipated to decline by a high single-digit percentage, reflecting tariff impacts, accelerated destocking of acetate and the absence of 2024 bridge volumes following the indefinite suspension of production at the Temiscaming plant. Acetate demand remains soft due to tariff-driven impacts, accelerated customer destocking and weaker global cigarette market trends. Ethers volumes are anticipated to improve, while demand for other cellulose specialties grades remains strong, supported by tight global supply conditions. Raw material input and logistics costs are expected to increase moderately year-over-year. All cellulose plants are currently running at expected operating rates.
Biomaterials
We continue to evaluate investments in new green energy and renewable products to provide both increased end-market diversity and incremental profitability. We intend to proceed only with those projects that are expected to meet our investment hurdles: a minimum 30 percent return on equity and a less than two-year payback period for RYAM equity. In the fourth quarter of 2024, we secured green capital of €67 million, which allows us to advance the biomaterials strategy and further progress towards our goal of generating over $70 million of EBITDA from RYAM’s Biomaterials business, inclusive of the projects summarized below:
•Our bioethanol facility in France is operational since the first quarter of 2024.
•We re-started our lignosulfonate powder plant in France in the first quarter of 2025.
•We continue to pursue an investment in a bioethanol facility in Fernandina Beach, Florida, similar to our bioethanol facility in France. While the City of Fernandina Beach recently denied the site plan application for this project, we believe the City erred in making its determination and we are pursuing all available legal remedies. In expectation of a favorable outcome, we continue to advance engineering plans and explore potential commercial agreements.
•We are evaluating investments in crude tall oil facilities in Jesup, Georgia and Tartas and a prebiotics facility at the Jesup plant, and are currently working on permitting, engineering and commercial agreements for these new facilities. In July 2025, we received GRAS status for our prebiotics product with a letter of no objection from the U.S. Food and Drug Administration.
•We are a partner in AGE, a start-up entity that aims to utilize renewable forestry waste and other biomass generally discarded as waste to generate green electricity for the State of Georgia from a new facility to be constructed adjacent to our Jesup plant. Although the project remains in the development phase, AGE is actively evaluating the construction and financing requirements for the new facility.
•We recently signed Memoranda of Understanding with Verso Energy to explore eSAF opportunities at both our Jesup and Tartas facilities, and with GranBio to develop a pilot-scale SAF plant at the Jesup site.
We expect to make final investment decisions on several of these projects in 2025.

Cellulose Commodities
Chinese retaliatory tariffs continue to disrupt global fluff market dynamics, creating a mismatch between supply and demand. As a result, RYAM’s production is being actively shifted toward non-fluff commodities until RYAM’s new dissolving wood pulp fluff product is fully qualified in China. While demand remains uncertain, we will continue to adjust production mix to mitigate the impact of direct tariffs and related second-order effects. Raw material input and logistics costs are expected to increase moderately.
Paperboard
Paperboard sales volumes are expected to remain soft due to continued economic uncertainty and weaker customer demand. Additionally, prices are expected to decline year-over-year, reflecting increased competitive activity from new U.S. competitor capacity. Input costs are projected to rise as a result of higher purchased pulp prices, increased allocation of Temiscaming custodial site costs and ongoing tariff mitigation efforts. In response to ongoing market weakness and a softer sales outlook, we are idling Paperboard production for two weeks during the third quarter as a proactive measure to align inventory levels with demand and preserve cash flow.
High-Yield Pulp
High-Yield Pulp sales prices and volumes are expected to decline in 2025, driven primarily by continued oversupply in the Chinese market. Input costs are also projected to rise due to a higher allocation of custodial site costs at the Temiscaming facility. Given the ongoing market weakness, we continue to take proactive steps to manage production and costs. In response to ongoing market weakness and a softer sales outlook, we are idling High-Yield Pulp production for three weeks during the third quarter to proactively manage inventory levels and preserve cash flow.
Corporate
Corporate costs for full year 2025 are expected to be higher compared to the prior year primarily due to the $12 million of non-cash environmental reserve charges recorded in the first quarter and potential continued foreign exchange headwinds from a weaker U.S. dollar. These impacts are expected to be partially offset by lower corporate spending in the second half of the year following the completion of our ERP implementation.

Results of Operations

	Three Months Ended		Six Months Ended
(in millions, except percentages)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$340	$419	$696	$807
Cost of sales	(316)	(371)	(648)	(722)
Gross margin	24	48	48	85
Selling, general and administrative expense	(18)	(21)	(41)	(42)
Foreign exchange gain (loss)	(4)	—	(5)	3
Indefinite suspension charges	(1)	(7)	(1)	(7)
Other operating (expense), net	(2)	8	(17)	6
Operating income (loss)	(1)	28	(16)	45
Interest expense	(23)	(21)	(47)	(42)
Other income (expense), net	(2)	1	—	3
Income (loss) from continuing operations before income tax	(26)	8	(63)	6
Income tax (expense) benefit	(339)	1	(334)	2
Equity in loss of equity method investment	(1)	(1)	(1)	(1)
Income (loss) from continuing operations	(366)	8	(398)	7
Income from discontinued operations, net of tax	3	3	3	3
Net income (loss)	(363)	11	(395)	10
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to RYAM	$(363)	$11	$(395)	$10

Gross margin %	7.1%	11.5%	6.9%	10.5%
Operating margin %	(0.3)%	6.7%	(2.3)%	5.6%
Effective tax rate	(1,296.6)%	(10.9)%	(526.8)%	(21.4)%
Net Sales

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cellulose Specialties	$208	$241	$409	$446
Biomaterials	6	8	13	14
Cellulose Commodities	59	85	134	181
Paperboard	47	60	96	113
High-Yield Pulp	29	33	60	67
Eliminations	(9)	(8)	(16)	(14)
Net sales	$340	$419	$696	$807
Net sales for the quarter and six months ended June 28, 2025 decreased $79 million, or 19 percent, and $111 million, or 14 percent, respectively, compared to the same prior year periods driven by lower sales prices in Paperboard and High-Yield Pulp and lower sales volumes across all segments that were largely a response to imposed tariffs and a labor strike at the Tartas cellulose plant in the current quarter. Partially offsetting the decrease in sales volumes were higher sales prices in Cellulose Specialties and Cellulose Commodities.
See Operating Results by Segment below for further discussion.

Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cellulose Specialties	$29	$50	$60	$87
Biomaterials	1	1	3	3
Cellulose Commodities	(9)	(21)	(22)	(39)
Paperboard	—	12	(2)	20
High-Yield Pulp	(7)	1	(14)	—
Corporate	(15)	(15)	(41)	(26)
Operating income (loss)	$(1)	$28	$(16)	$45
Operating results for the quarter ended June 28, 2025 declined $29 million, or 104 percent, compared to the same prior year quarter driven primarily by the decrease in net sales, lower production due to operational challenges and the labor strike at the Tartas cellulose plant in the current quarter, unfavorable foreign exchange rates and the one-time prior year recognition of $10 million in CEWS benefit claims. Partially offsetting these decreases were lower indefinite suspension charges and lower variable compensation costs.
Operating results for the six months ended June 28, 2025 declined $61 million, or 136 percent, compared to the same prior year period driven primarily by the decrease in net sales, lower production due to operational challenges and the labor strike at the Tartas cellulose plant in the current period, current period non-cash environmental reserves charges of $12 million, unfavorable foreign exchange rates and the one-time prior year recognition of $10 million in CEWS benefit claims. Partially offsetting these decreases were lower indefinite suspension charges and lower variable compensation costs.
See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense for the quarter and six months ended June 28, 2025 increased $2 million and $5 million, respectively, compared to the same prior year periods driven primarily by an increase in the average effective interest rate on debt, partially offset by a decrease in the average outstanding principal balance. Total debt decreased $32 million from June 29, 2024 to June 28, 2025.
Unfavorable foreign exchange rates during the quarter and six months ended June 28, 2025 compared to favorable rates in the same prior year periods resulted in net unfavorable impacts of $2 million and $3 million, respectively.
Income Taxes
The effective tax rates on the loss from continuing operations for the quarter and six months ended June 28, 2025 were not meaningful as a result of the valuation allowance placed on our Canadian DTAs. Also driving the differences between the effective tax rates and the federal statutory rate of 21 percent were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
The effective tax rates on income from continuing operations for the quarter and six months ended June 29, 2024 were benefits of 11 percent and 21 percent, respectively. These rates differed from the federal statutory rate of 21 percent primarily due to the release of certain tax reserves, return-to-accrual adjustments, excess deficit on vested stock compensation and changes in the valuation allowance on disallowed interest deductions.
See Note 16—Income Taxes to our Financial Statements for further details of the Canadian DTA write-off.
Discontinued Operations
During the quarter and six months ended June 28, 2025, we recorded pre-tax income from discontinued operations of $4 million related to the remaining CEWS benefit claims deferred since 2021.
During the quarter and six months ended June 29, 2024, we recorded pre-tax income from discontinued operations of $5 million related to CEWS benefit claims deferred since 2021 and a pre-tax loss of $1 million on the sale of our softwood lumber duty refund rights.

See Note 3—Discontinued Operations to our Financial Statements for further details.
Operating Results by Segment
Following the indefinite suspension of Temiscaming cellulose operations in the third quarter of 2024, certain infrastructure assets of the site’s cellulose plant continue to run in support of the ongoing energy needs of the Paperboard and High-Yield Pulp operations. As such, beginning in the fourth quarter of 2024, the net impact of the custodial site costs being incurred and the sales of any electricity generated by the running of the cellulose plant assets are reflected within the operating results of the Paperboard and High-Yield Pulp businesses.
Cellulose Specialties

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$208	$241	$409	$446
Operating income	$29	$50	$60	$87
Average sales prices ($ per MT)	$1,807	$1,750	$1,783	$1,733
Sales volumes (thousands of MTs)	111	130	221	244
Net Sales - Three Months Ended

	Three Months Ended June 29, 2024	Changes Attributable to:		Three Months Ended June 28, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$241	$6	$(39)	$208

Net sales of our Cellulose Specialties segment for the quarter ended June 28, 2025 decreased $33 million, or 14 percent, compared to the same prior year quarter driven by a 15 percent decrease in sales volumes that was in line with expectations and due primarily to a pause in customer orders driven by uncertainty surrounding imposed tariffs, strong sales in the prior year quarter ahead of the indefinite suspension of Temiscaming cellulose operations in July 2024 and the impact of the labor strike at the Tartas cellulose plant in the current quarter. Partially offsetting the sales volume decrease was a 3 percent increase in sales prices.
Net Sales - Six Months Ended

	Six Months Ended June 29, 2024	Changes Attributable to:		Six Months Ended June 28, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$446	$11	$(48)	$409

Net sales of our Cellulose Specialties segment for the six months ended June 28, 2025 decreased $37 million, or 8 percent, compared to the same prior year period driven by a 9 percent decrease in sales volumes due primarily to a pause in customer orders driven by uncertainty surrounding imposed tariffs, strong sales in the prior year period ahead of the indefinite suspension of Temiscaming cellulose operations and the impact of the labor strike at the Tartas cellulose plant in the current period. Partially offsetting the sales volume decrease was a 3 percent increase in sales prices.
Operating Income - Three Months Ended

	Three Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Three Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$50	$6	$(21)	$(4)	$(2)	$29
Operating margin %	20.7%	1.9%	(5.8)%	(1.9)%	(1.0)%	13.9%

(a)Computed based on contribution margin.

Operating income of our Cellulose Specialties segment for the quarter ended June 28, 2025 decreased $21 million, or 42 percent, compared to the same prior year quarter driven by the lower sales volumes, higher key input costs, lower production due to operational challenges and the labor strike at the Tartas cellulose plant, and the one-time prior year recognition of $3 million in CEWS benefit claims.
Operating Income - Six Months Ended

	Six Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Six Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$87	$11	$(27)	$(7)	$(4)	$60
Operating margin %	19.5%	1.9%	(4.1)%	(1.7)%	(0.9)%	14.7%

(a)Computed based on contribution margin.
Operating income of our Cellulose Specialties segment for the six months ended June 28, 2025 decreased $27 million, or 31 percent, compared to the same prior year period driven by the lower sales volumes, higher key input costs, lower production due to operational challenges and the labor strike at the Tartas cellulose plant, and the one-time prior year recognition of $3 million in CEWS benefit claims.
Biomaterials

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$6	$8	$13	$14
Operating income	$1	$1	$3	$3
Net Sales - Three Months Ended
Net sales of our Biomaterials segment for the quarter ended June 28, 2025 decreased $2 million, or 25 percent, compared to the same prior year quarter driven by lower production due to operational challenges and the impact of the labor strike at the Tartas cellulose plant in the current quarter, which limited raw material supply due to the bioethanol facility’s reliance on the Tartas cellulose plant for feedstock.
Net Sales - Six Months Ended
Net sales of our Biomaterials segment for the six months ended June 28, 2025 decreased $1 million, or 7 percent, compared to the same prior year period driven by lower production due to operational challenges and the impact of the labor strike at the Tartas cellulose plant in the current period, which limited raw material supply due to the bioethanol facility’s reliance on the Tartas cellulose plant for feedstock.
Operating Income - Three Months Ended
Operating income of our Biomaterials segment for the quarter ended June 28, 2025 was flat compared to the same prior year quarter as higher shared and ancillary service costs under the business’s newly established cost structure were offset by lower production costs as a result of the current quarter operational challenges and labor strike at the Tartas cellulose plant that reduced feedstock availability.
Operating Income - Six Months Ended
Operating income of our Biomaterials segment for the six months ended June 28, 2025 was flat compared to the same prior year period as higher shared and ancillary service costs under the business’s newly established cost structure were offset by lower production costs as a result of the current period operational challenges and labor strike at the Tartas cellulose plant that reduced feedstock availability.

Cellulose Commodities

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$59	$85	$134	$181
Operating loss	$(9)	$(21)	$(22)	$(39)
Average sales prices ($ per MT)	$911	$849	$883	$850
Sales volumes (thousands of MTs)	64	96	149	201
Net Sales - Three Months Ended

	Three Months Ended June 29, 2024	Changes Attributable to:		Three Months Ended June 28, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$85	$3	$(29)	$59
Net sales of our Cellulose Commodities segment for the quarter ended June 28, 2025 decreased $26 million, or 31 percent, compared to the same prior year quarter driven by a 33 percent decrease in sales volumes due primarily to lower non-fluff commodity sales and the impact of the labor strike at the Tartas cellulose plant, partially offset by a 7 percent increase in sales prices driven by market supply dynamics for fluff.
Net Sales - Six Months Ended

	Six Months Ended June 29, 2024	Changes Attributable to:		Six Months Ended June 28, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$181	$3	$(50)	$134
Net sales of our Cellulose Commodities segment for the six months ended June 28, 2025 decreased $47 million, or 26 percent, compared to the same prior year period driven by a 26 percent decrease in sales volumes due primarily to lower non-fluff commodity sales and the impact of the labor strike at the Tartas cellulose plant, partially offset by a 4 percent increase in sales prices driven by market supply dynamics for fluff.
Operating Loss - Three Months Ended

	Three Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Three Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating loss	$(21)	$3	$(19)	$26	$2	$(9)
Operating margin %	(24.7)%	4.3%	(42.3)%	44.1%	3.3%	(15.3)%

(a)Computed based on contribution margin.
Operating loss of our Cellulose Commodities segment for the quarter ended June 28, 2025 improved $12 million, or 57 percent, compared to the same prior year quarter driven by lower non-fluff commodity losses, lower indefinite suspension charges and lower key input costs, partially offset by lower production due to operational challenges and the labor strike at the Tartas cellulose plant, and the one-time prior year recognition of $2 million in CEWS benefit claims.
Operating Loss - Six Months Ended

	Six Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Six Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating loss	$(39)	$3	$(32)	$45	$1	$(22)
Operating margin %	(21.5)%	2.0%	(31.2)%	33.6%	0.7%	(16.4)%

(a)Computed based on contribution margin.

Operating loss of our Cellulose Commodities segment for the six months ended June 28, 2025 improved $17 million, or 44 percent, compared to the same prior year period driven by lower non-fluff commodity losses, lower indefinite suspension charges and lower key input costs, partially offset by lower production due to operational challenges and the labor strike at the Tartas cellulose plant, and the one-time prior year recognition of $2 million in CEWS benefit claims.
Paperboard

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$47	$60	$96	$113
Operating income (loss)	$—	$12	$(2)	$20
Average sales prices ($ per MT)	$1,346	$1,384	$1,333	$1,383
Sales volumes (thousands of MTs)	34	44	72	82
Net Sales - Three Months Ended

	Three Months Ended June 29, 2024	Changes Attributable to:		Three Months Ended June 28, 2025
(in millions)		Price	Volume/Mix
Net sales	$60	$(1)	$(12)	$47
Net sales of our Paperboard segment for the quarter ended June 28, 2025 decreased $13 million, or 22 percent, compared to the same prior year quarter. Sales prices and volumes decreased 3 percent and 23 percent, respectively, driven by mix, shifting customer dynamics associated with tariff uncertainty and increased competitive activity due to increased European Union imports and the start-up of new U.S. capacity.
Net Sales - Six Months Ended

	Six Months Ended June 29, 2024	Changes Attributable to:		Six Months Ended June 28, 2025
(in millions)		Price	Volume/Mix
Net sales	$113	$(4)	$(13)	$96
Net sales of our Paperboard segment for the six months ended June 28, 2025 decreased $17 million, or 15 percent, compared to the same prior year period. Sales prices and volumes decreased 4 percent and 12 percent, respectively, driven by mix, shifting customer dynamics associated with tariff uncertainty and increased competitive activity due to increased European Union imports and the start-up of new U.S. capacity.
Operating Income (Loss) - Three Months Ended

	Three Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Three Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$12	$(1)	$(5)	$(4)	$(2)	$—
Operating margin %	20.0%	(1.4)%	(5.9)%	(8.5)%	(4.2)%	—%

(a)Computed based on contribution margin.
Operating results of our Paperboard segment for the quarter ended June 28, 2025 declined $12 million, or 100 percent, compared to the same prior year quarter driven by the lower sales, the impact of Temiscaming net custodial site costs and the one-time prior year recognition of $2 million in CEWS benefit claims.

Operating Income (Loss) - Six Months Ended

	Six Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Six Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$20	$(4)	$(6)	$(9)	$(3)	$(2)
Operating margin %	17.7%	(3.0)%	(4.3)%	(9.4)%	(3.1)%	(2.1)%

(a)Computed based on contribution margin.
Operating results of our Paperboard segment for the six months ended June 28, 2025 declined $22 million, or 110 percent, compared to the same prior year period driven by the lower sales, the impact of Temiscaming net custodial site costs and the one-time prior year recognition of $2 million in CEWS benefit claims.
High-Yield Pulp

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$29	$33	$60	$67
Operating income (loss)	$(7)	$1	$(14)	$—
Average sales prices ($ per MT)(a)	$509	$574	$514	$566
Sales volumes (thousands of MTs)(a)	42	45	90	95

(a)External sales only. During the quarters ended June 28, 2025 and June 29, 2024, the High-Yield Pulp segment sold 17,000 MTs and 16,000 MTs of high-yield pulp to the Paperboard segment for $7 million each period, respectively. During the six months ended June 28, 2025 and June 29, 2024, the High-Yield Pulp segment sold 33,000 MTs and 32,000 MTs of high-yield pulp to the Paperboard segment for $14 million and $13 million, respectively.
Net Sales - Three Months Ended

	Three Months Ended June 29, 2024	Changes Attributable to:		Three Months Ended June 28, 2025
(in millions)		Price	Volume/Mix
Net sales	$33	$(2)	$(2)	$29
Net sales of our High-Yield Pulp segment for the quarter ended June 28, 2025 decreased $4 million, or 12 percent, compared to the same prior year quarter. Sales prices and volumes decreased 11 percent and 7 percent, respectively, driven by lower demand, including in China where demand for all grades of market pulp were down, continued oversupply in China and the timing of shipments, primarily related to shipping challenges to customers in India.
Net Sales - Six Months Ended

	Six Months Ended June 29, 2024	Changes Attributable to:		Six Months Ended June 28, 2025
(in millions)		Price	Volume/Mix
Net sales	$67	$(5)	$(2)	$60
Net sales of our High-Yield Pulp segment for the six months ended June 28, 2025 decreased $7 million, or 10 percent, compared to the same prior year period. Sales prices and volumes decreased 9 percent and 5 percent, respectively, driven by lower demand, including in China where demand for all grades of market pulp were down, continued oversupply in China and the timing of shipments, primarily related to shipping challenges to customers in India.

Operating Income (Loss) - Three Months Ended

	Three Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Three Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$1	$(2)	$(1)	$(3)	$(2)	$(7)
Operating margin %	3.0%	(6.3)%	(3.7)%	(10.3)%	(6.8)%	(24.1)%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the quarter ended June 28, 2025 declined $8 million compared to the same prior year quarter driven by the lower sales, higher logistics costs, the impact of Temiscaming net custodial site costs and the one-time prior year recognition of $2 million in CEWS benefit claims.
Operating Income (Loss) - Six Months Ended

	Six Months Ended June 29, 2024	Gross Margin Changes Attributable to:				Six Months Ended June 28, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$—	$(5)	$—	$(8)	$(1)	$(14)
Operating margin %	—%	(8.1)%	(0.3)%	(13.3)%	(1.6)%	(23.3)%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the six months ended June 28, 2025 declined $14 million, or 100%, compared to the same prior year period driven by the lower sales, higher logistics costs, the impact of Temiscaming net custodial site costs and the one-time prior year recognition of $2 million in CEWS benefit claims. These negative impacts were partially offset by lower wood costs.
Corporate

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating loss	$(15)	$(15)	$(41)	$(26)
The Corporate operating loss for the quarter ended June 28, 2025 was flat compared to the same prior year quarter as lower variable compensation costs and a decrease in costs related to our ERP implementation were offset by unfavorable foreign exchange rates in the current quarter compared to favorable rates in the prior year quarter.
The Corporate operating loss for the six months ended June 28, 2025 declined $15 million compared to the same prior year period driven by first quarter non-cash environmental reserves charges of $12 million and unfavorable foreign exchange rates in the current period compared to favorable rates in the prior year period, partially offset by lower variable compensation costs. The environmental reserves charges are associated with recent developments at the Port Angeles, Washington, and Augusta, Georgia, remediation sites. The cash impact associated with the Augusta remediation site is expected in early 2027; the cash impact for the Port Angeles remediation site is not expected to begin before 2028, with outflows in the following three to five years.
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
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	June 28, 2025	December 31, 2024
Cash and cash equivalents	$71	$125
Availability under the ABL Credit Facility(a)(b)	$116	$141
Total debt(b)	$746	$730
Stockholders’ equity	$342	$714
Total capitalization (total debt plus stockholders’ equity)	$1,088	$1,444
Debt to capital ratio	69%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At June 28, 2025, we had $154 million of gross availability and net available borrowings of $116 million after taking into account outstanding letters of credit of $26 million. In addition to the availability under the ABL Credit Facility, we have $15 million available under our accounts receivable factoring line of credit in France.
(b)See Note 8—Debt and Finance Leases to our Financial Statements for further information.
As of June 28, 2025, we were in compliance with all financial and other covenants under our debt agreements.
Other Sources of Cash
SWEN Investment

In November 2024, we secured €30 million to be provided by SWEN in return for a 20 percent preferred equity interest in BioNova. We received €15 million from SWEN in 2024. Subsequent funding is contingent on the achievement of certain project milestones.
BioNova Term Loan
In November 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. As of June 28, 2025, no amounts were outstanding on the BioNova Term Loan.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, electricity and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to the purchase obligations presented in our 2024 Form 10-K during the six months ended June 28, 2025. See Note 18—Commitments and Contingencies to our Financial Statements for further information.

Cash Flows

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Cash flows provided by (used in):
Operating activities	$10	$99
Investing activities	(75)	(58)
Financing activities	1	(1)
Cash provided by operating activities decreased $89 million compared to the prior year period primarily due to the decline in operating results, the one-time prior year proceeds of $39 million from the sale of our softwood lumber duty refund rights and lower income tax net refunds, partially offset by net cash inflows from working capital in the current year compared to net outflows in the prior year and lower interest paid on long-term debt due to the timing of payments.
Cash used in investing activities increased $17 million compared to the prior year period as higher custodial capital spend was partially offset by decreased strategic capital spend.
Cash inflows from financing activities increased $2 million compared to the prior year period due to higher net borrowings of long-term debt and the prior year payment of debt issuance costs, partially offset by higher net repayments of short-term financing and higher repurchases of common stock to satisfy tax withholding requirements.
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
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations by segment, as follows:

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended June 28, 2025
Income (loss) from continuing operations	$29	$1	$(10)	$(1)	$(7)	$(378)	$(366)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	29	1	(10)	(1)	(7)	(378)	(366)
Depreciation and amortization	17	—	7	6	—	1	31
Interest expense, net	—	—	—	—	—	23	23
Income tax expense	—	—	—	—	—	339	339
EBITDA-continuing operations attributable to RYAM	46	1	(3)	5	(7)	(15)	27
Indefinite suspension charges	—	—	1	—	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$46	$1	$(2)	$5	$(7)	$(15)	$28

Three Months Ended June 29, 2024
Income (loss) from continuing operations	$50	$1	$(21)	$13	$1	$(36)	$8
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	50	1	(21)	13	1	(36)	8
Depreciation and amortization	18	1	10	2	1	1	33
Interest expense, net	—	—	—	—	—	21	21
Income tax benefit	—	—	—	—	—	(1)	(1)
EBITDA-continuing operations attributable to RYAM	68	2	(11)	15	2	(15)	61
Indefinite suspension charges	—	—	7	—	—	—	7
Adjusted EBITDA-continuing operations attributable to RYAM	$68	$2	$(4)	$15	$2	$(15)	$68

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Six Months Ended June 28, 2025
Income (loss) from continuing operations	$60	$2	$(22)	$(2)	$(14)	$(422)	$(398)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	60	2	(22)	(2)	(14)	(422)	(398)
Depreciation and amortization	32	1	17	11	1	—	62
Interest expense, net	—	—	—	—	—	46	46
Income tax expense	—	—	—	—	—	334	334
EBITDA-continuing operations attributable to RYAM	92	3	(5)	9	(13)	(42)	44
Indefinite suspension charges	—	—	1	—	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$92	$3	$(4)	$9	$(13)	$(42)	$45

Six Months Ended June 29, 2024
Income (loss) from continuing operations	$87	$3	$(39)	$21	$—	$(65)	$7
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	87	3	(39)	21	—	(65)	7
Depreciation and amortization	36	1	21	6	2	1	67
Interest expense, net	—	—	—	—	—	41	41
Income tax benefit	—	—	—	—	—	(2)	(2)
EBITDA-continuing operations attributable to RYAM	123	4	(18)	27	2	(25)	113
Indefinite suspension charges	—	—	7	—	—	—	7
Adjusted EBITDA-continuing operations attributable to RYAM	$123	$4	$(11)	$27	$2	$(25)	$120
EBITDA from continuing operations for the quarter ended June 28, 2025 decreased $34 million, or 56 percent, compared to the same prior year quarter. EBITDA from continuing operations for the six months ended June 28, 2025 decreased $69 million, or 61 percent, compared to the same prior year period. The decreases in these periods were driven primarily by the decrease in net sales, lower production due to operational challenges and the labor strike at the Tartas cellulose plant in the current period, unfavorable foreign exchange rates and the one-time prior year recognition of $10 million in CEWS benefit claims. Also driving the decrease in the year-to-date period were current period non-cash environmental reserves charges of $12 million. Partially offsetting the decreases in both periods were lower indefinite suspension charges and lower variable compensation costs.
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

Cash provided by operating activities is reconciled to adjusted free cash flow as follows:

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Cash provided by operating activities	$10	$99
Capital expenditures, net(a)	(62)	(30)
Adjusted free cash flow	$(52)	$69

(a)Net of proceeds from the sale of assets and excluding strategic capital expenditures. Strategic capital expenditures for the six months ended June 28, 2025 and June 29, 2024 were $13 million and $28 million, respectively.
Adjusted free cash flow decreased $121 million compared to the prior year period primarily due to the decline in operating results and higher custodial capital expenditures. See Liquidity and Capital Resources—Cash Flows above for additional discussion of our operating cash flows and capital expenditures.
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
Variable Interest Rates
At June 28, 2025 and December 31, 2024, we had $713 million and $702 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would result in a $7 million annual change in interest expense.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed rate debt at June 28, 2025 and December 31, 2024 was $79 million and $75 million, respectively, compared to respective $77 million and $75 million carrying values at period end. We use quoted market prices to estimate the fair value of our fixed rate debt. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 28, 2025.
Internal Control over Financial Reporting
In January of 2025, the Company implemented a new financial accounting system for product costing. Our processes, procedures and controls have been updated and evaluated by management, as appropriate. We will continue to refine and further evaluate these control changes as part of our assessment of control design and effectiveness throughout 2025. For the quarter ended June 28, 2025, based upon the evaluation required by SEC Rule 13a-15(d), including the changes related to the new financial accounting system, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 18—Commitments and Contingencies to our Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes or updates to the risk factors previously disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended June 28, 2025:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
March 30 to May 3	6,397	$4.76	—	$60,294,000
May 4 to May 31	30,082	$4.09	—	$60,294,000
June 1 to June 28	5,032	$3.86	—	$60,294,000
Total	41,511		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of June 28, 2025, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
During the quarter ended June 28, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

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

Date: August 6, 2025