Form 10-Q
period 2025-09-27
RAYONIER ADVANCED MATERIALS INC.
filed 2025-11-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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

The registrant had 67,005,593 shares of common stock outstanding as of November 3, 2025.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2024 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2024
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AGE	Altamaha Green Energy LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AOCI	Accumulated other comprehensive income (loss)
Beasley	Beasley Green Power, LLC
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a RYAM subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
CAD	Canadian dollar
CEWS	Canada Emergency Wage Subsidy
CTO	Crude tall oil
DTA	Deferred tax asset
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
eSAF	Electrofuel sustainable aviation fuel
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division
HPDP	High purity dissolving pulp
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SAF	Sustainable aviation fuel
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USDOC	United States Department of Commerce
USITC	United States International Trade Commission
USW	United Steel Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO
Washington DOE	Washington Department of Ecology
Washington MTCA	Washington Model Toxics Control Act

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$352,837	$401,103	$1,048,852	$1,207,804
Cost of sales	(318,766)	(357,534)	(967,086)	(1,079,165)
Gross margin	34,071	43,569	81,766	128,639
Selling, general and administrative expense	(23,655)	(22,685)	(64,879)	(65,569)
Foreign exchange gain (loss)	1,225	(1,828)	(3,596)	1,641
Asset impairment (Note 3)	—	(25,169)	—	(25,169)
Indefinite suspension charges (Note 3)	200	(7,825)	(434)	(14,451)
Environmental remediation expense	(1,832)	(2,025)	(16,291)	(4,043)
Other operating income (expense), net	(271)	(837)	(3,260)	7,424
Operating income (loss)	9,738	(16,800)	(6,694)	28,472
Interest expense	(24,765)	(20,479)	(72,062)	(62,604)
Components of pension and OPEB, excluding service costs (Note 16)	673	783	1,978	1,900
Other income (expense), net	(54)	(173)	(962)	1,748
Loss from continuing operations before income tax	(14,408)	(36,669)	(77,740)	(30,484)
Income tax (expense) benefit (Note 17)	10,373	4,595	(323,237)	5,916
Equity in loss of equity method investment	(391)	(524)	(1,250)	(1,427)
Loss from continuing operations	(4,426)	(32,598)	(402,227)	(25,995)
Income from discontinued operations, net of tax (Note 4)	—	—	2,670	3,217
Net loss	(4,426)	(32,598)	(399,557)	(22,778)
Net income attributable to redeemable noncontrolling interest (Note 12)	28	—	64	—
Net loss attributable to RYAM	$(4,454)	$(32,598)	$(399,621)	$(22,778)

Basic and Diluted earnings per common share (Note 14)
Loss from continuing operations	$(0.07)	$(0.49)	$(6.05)	$(0.40)
Income from discontinued operations	—	—	0.04	0.05
Net loss	$(0.07)	$(0.49)	$(6.01)	$(0.35)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(4,426)	$(32,598)	$(399,557)	$(22,778)
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation adjustment	(629)	8,552	23,760	2,064
Unrealized gain on derivative instruments	40	37	101	117
Net gain (loss) on employee benefit plans	(54)	(14)	(252)	2,434
Total other comprehensive income (loss)	(643)	8,575	23,609	4,615
Comprehensive loss	(5,069)	(24,023)	(375,948)	(18,163)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(6)	—	1,357	—
Comprehensive loss attributable to RYAM	$(5,063)	$(24,023)	$(377,305)	$(18,163)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 27, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$77,030	$125,222
Accounts receivable, net (Note 5)	183,166	213,972
Inventory (Note 6)	253,999	208,003
Income tax receivable	1,680	2,637
Prepaid and other current assets	74,731	51,127
Total current assets	590,606	600,961

Property, plant and equipment (net of accumulated depreciation of $1,966,131 and $1,891,599, respectively)	1,025,660	1,018,583
Deferred tax assets	24,316	349,500
Intangible assets, net	5,148	10,404
Other assets	150,376	150,209
Total assets	$1,796,106	$2,129,657

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$172,117	$196,249
Accrued and other current liabilities (Note 8)	164,222	170,785
Debt due within one year (Note 9)	30,137	23,379
Current environmental liabilities (Note 10)	9,756	9,749
Total current liabilities	376,232	400,162

Long-term debt (Note 9)	763,475	706,444
Non-current environmental liabilities (Note 10)	171,594	160,466
Pension and other postretirement benefits (Note 16)	74,894	77,239
Deferred tax liabilities	13,577	13,685
Other liabilities	44,916	47,273

Redeemable noncontrolling interest (Note 12)	13,204	10,503

Commitments and contingencies (Note 19)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 67,000,882 and 65,966,881 issued and outstanding, respectively	670	660
Additional paid-in capital	426,978	425,303
Retained earnings (deficit)	(67,374)	333,591
Accumulated other comprehensive loss (Note 13)	(22,060)	(45,669)
Total stockholders’ equity	338,214	713,885
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,796,106	$2,129,657
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended September 27, 2025
Balance at June 28, 2025	67,000,882	$670	$425,530	$(62,465)	$(21,417)	$342,318
Net loss attributable to RYAM	—	—	—	(4,454)	—	(4,454)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)
Stock-based compensation	—	—	1,448	—	—	1,448
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(455)	—	(455)
Balance at September 27, 2025	67,000,882	$670	$426,978	$(67,374)	$(22,060)	$338,214

Three months ended September 28, 2024
Balance at June 29, 2024	65,890,093	$659	$421,944	$382,408	$(49,877)	$755,134
Net loss attributable to RYAM	—	—	—	(32,598)	—	(32,598)
Other comprehensive income, net of tax	—	—	—	—	8,575	8,575
Issuance of common stock under incentive stock plans	8,619	—	—	—	—	—
Stock-based compensation	—	—	1,619	—	—	1,619
Repurchase of common stock(a)	(2,711)	—	(18)	—	—	(18)
Balance at September 28, 2024	65,896,001	$659	$423,545	$349,810	$(41,302)	$732,712

Nine months ended September 27, 2025
Balance at December 31, 2024	65,966,881	$660	$425,303	$333,591	$(45,669)	$713,885
Net loss attributable to RYAM	—	—	—	(399,621)	—	(399,621)
Other comprehensive income, net of tax	—	—	—	—	23,609	23,609
Issuance of common stock under incentive stock plans	1,450,938	14	(14)	—	—	—
Stock-based compensation	—	—	4,703	—	—	4,703
Repurchase of common stock(a)	(416,937)	(4)	(3,014)	—	—	(3,018)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(1,344)	—	(1,344)
Balance at September 27, 2025	67,000,882	$670	$426,978	$(67,374)	$(22,060)	$338,214

Nine months ended September 28, 2024
Balance at December 31, 2023	65,393,014	$654	$419,122	$372,588	$(45,917)	$746,447
Net loss attributable to RYAM	—	—	—	(22,778)	—	(22,778)
Other comprehensive income, net of tax	—	—	—	—	4,615	4,615
Issuance of common stock under incentive stock plans	630,453	6	(6)	—	—	—
Stock-based compensation	—	—	5,089	—	—	5,089
Repurchase of common stock(a)	(127,466)	(1)	(660)	—	—	(661)
Balance at September 28, 2024	65,896,001	$659	$423,545	$349,810	$(41,302)	$732,712

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating activities
Net loss	$(399,557)	$(22,778)
Adjustments to reconcile net loss to cash provided by operating activities:
Income from discontinued operations	(2,670)	(3,217)
Depreciation and amortization	95,585	101,988
Asset impairment	—	25,169
Stock-based compensation expense	4,703	5,089
Deferred income tax expense (benefit)	322,608	(5,793)
Increase in environmental liabilities	16,179	3,670
Change in fair value of put option liability	1,756	—
Net periodic benefit cost of pension and other postretirement plans	1,903	3,018
Unrealized (gain) loss on foreign currency	3,093	(1,124)
Loss on disposal of property, plant and equipment	797	1,701
Other	6,277	6,342
Changes in operating assets and liabilities:
Accounts receivable	35,886	617
Income tax receivable	958	19,723
Inventory	(38,924)	(26,485)
Accounts payable	(9,456)	(9,309)
Accrued and other current liabilities	(12,939)	8,391
Duty refund rights	—	40,111
Other	(29,161)	8,314
Contributions to pension and other postretirement plans	(5,387)	(6,737)
Cash provided by (used in) operating activities	(8,349)	148,690

Investing activities
Capital expenditures, net of proceeds from sale of property, plant and equipment	(98,673)	(79,665)
Proceeds related to insurance claims	3,500	—
Investment in unconsolidated subsidiaries	(2,000)	—
Cash used in investing activities	(97,173)	(79,665)

Financing activities
Borrowings of long-term debt	428,350	232,200
Repayments of long-term debt	(378,532)	(238,394)
Short-term financing, net	833	(1,248)
Debt issuance costs	(197)	(1,875)
Repurchase of common stock	(3,018)	(661)
Cash provided by (used in) financing activities	47,436	(9,978)

Net increase (decrease) in cash and cash equivalents	(58,086)	59,047
Net effect of foreign exchange on cash and cash equivalents	9,894	1,276
Balance, beginning of period	125,222	75,768
Balance, end of period	$77,030	$136,091

Supplemental cash flow information:
Interest paid	$(55,797)	$(71,243)
Income taxes (paid) refunded, net	$(454)	$19,608
Capital assets purchased on account	$23,603	$25,575
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
As a result of the sale of its lumber and newsprint assets in August 2021, the Company presents the historical results for those operations, and any subsequent directly associated impacts, as discontinued operations. Unless otherwise stated, information in these notes to condensed consolidated financial statements relates to continuing operations. See Note 4—Discontinued Operations for further information on the sale.
New Segment Structure
In the first quarter of 2025, the Company reorganized its High Purity Cellulose operating segment as a result of changes in its internal operating model, significant developments in its Biomaterials strategy and a successful launch of an enterprise reporting system that significantly enhances the Company’s financial reporting and costing capabilities. Specifically, the Company determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments. As a result of this reorganization, the Company now operates in five operating segments: Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp. Prior period segment results have been recast to align with this new segment reporting structure. See Note 18—Segments for further information.
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
2. Investment in Altamaha Green Energy LLC
The Company is a partner in AGE under a preliminary agreement with Beasley Green Power, LLC. AGE aims to construct a biomass boiler and turbine to produce and sell green electricity to Georgia Power Company. AGE is not engaged in any other operating activities and since formation has only been focused on developing feasibility studies for this project and handling related administrative matters. AGE expenses to date have been shared evenly by RYAM and Beasley and have not been material for the Company for any of the periods presented. The amounts expensed by the Company have been recorded as general and administrative expenses. Once the project evolves from the development stage and the current agreement between the Company and Beasley is amended to reflect the appropriate terms, the Company will evaluate the accounting and disclosure implications.
In the third quarter of 2025, AGE entered into an Engineering, Procurement and Construction agreement, which can be terminated for convenience in the event the project is discontinued, and the Company contributed $2 million to AGE for engineering, contract and legal support.
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
Indefinite suspension of operations activities began in July 2024 and were largely completed in the prior year. Since the start of the indefinite suspension in 2024, the Company has incurred total one-time operating charges of $17 million, including $6 million of mothballing costs, $6 million of severance and other employee costs and $5 million of other costs. While most cash costs associated with the indefinite suspension of operations were paid in the third and fourth quarters of 2024, severance and other indefinite suspension costs are expected to be paid over a period of time. The Company estimates remaining one-time charges of approximately $1 million will be incurred, chiefly in 2026.
In the third quarter of 2024, in conjunction with the indefinite suspension of operations, the Company recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming cellulose plant’s net carrying value exceeded its estimated fair value. See Note 11—Fair Value Measurements for further information on the fair value measurement of the Temiscaming plant asset group.
The following table presents the accrued liability balance activity related to the indefinite suspension during the nine months ended September 27, 2025:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2024	$977	$5,010	$5,987
Charges incurred	789	(355)	434
Payments	(1,766)	(3,458)	(5,224)
Balance at September 27, 2025	$—	$1,197	$1,197

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table presents total indefinite suspension charges incurred by cost type:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Mothballing costs	$70	$3,036	$789	$3,456
Severance and other employee costs	(270)	—	(355)	6,206
Loss on asset disposal	—	995	—	995
Other suspension costs	—	3,794	—	3,794
Indefinite suspension charges(a)	$(200)	$7,825	$434	$14,451

(a)Included non-cash charges of (i) a $2 million write-off of deferred shutdown costs, (ii) $2 million for potential contract penalties and (iii) a loss on asset disposal of $1 million during the quarter and nine months ended September 28, 2024. The nine months ended September 28, 2024 also included a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations. See Note 16—Employee Benefit Plans for further information.
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
During the nine months ended September 27, 2025 and September 28, 2024, the Company recognized $4 million and $5 million, respectively, of pre-tax income related to CEWS benefit claims deferred since 2021. See Note 8—Accrued and Other Current Liabilities for further information.
Income from discontinued operations was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss on sale of duty refund rights	$—	$—	$—	$(890)
Other operating income	—	—	3,632	5,267
Operating income	—	—	3,632	4,377
Income from discontinued operations before income tax	—	—	3,632	4,377
Income tax expense	—	—	(962)	(1,160)
Income from discontinued operations, net of tax	$—	$—	$2,670	$3,217
5. Accounts Receivable, Net
Accounts receivable, net included the following:

	September 27, 2025	December 31, 2024
Accounts receivable, trade	$162,893	$191,091
Accounts receivable, other(a)	21,070	23,938
Allowance for credit loss	(797)	(1,057)
Accounts receivable, net	$183,166	$213,972

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
6. Inventory
Inventory included the following:

	September 27, 2025	December 31, 2024
Finished goods	$196,198	$156,407
Work-in-progress	7,025	5,034
Raw materials	45,220	40,234
Manufacturing and maintenance supplies	5,556	6,328
Inventory	$253,999	$208,003
7. Leases
The Company’s operating and finance leases are primarily for corporate offices, warehouse space, rail cars and equipment. As of September 27, 2025, the Company’s leases have remaining lease terms of less than one year to 11.1 years, with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the lease term that are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. Short-term leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate to determine the present value of lease payments unless the lease provides an implicit or explicit interest rate.
Financial and other information related to the Company’s operating and finance leases follow:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$2,623	$2,412	$7,716	$6,050
Finance lease cost
Amortization of ROU assets	117	109	346	322
Interest	11	19	40	64
Total lease cost	$2,751	$2,540	$8,102	$6,436

	Balance Sheet Location	September 27, 2025	December 31, 2024
Operating leases
ROU assets	Other assets	$27,667	$31,112
Lease liabilities, current	Accrued and other current liabilities	$8,334	$7,604
Lease liabilities, non-current	Other liabilities	$20,294	$24,035

Finance leases
ROU assets	Property, plant and equipment, net	$431	$709
Lease liabilities	Long-term debt	$575	$921

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$7,763	$6,071
Operating lease ROU assets obtained in exchange for lease liabilities(a)	$2,051	$18,163

(a)During the nine months ended September 28, 2024, the Company recorded an ROU asset and corresponding lease liability of $14 million related to a new warehouse lease agreement in Canada.
Finance lease cash flows were immaterial during each of the nine months ended September 27, 2025 and September 28, 2024.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	September 27, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (in years)	4.1	4.6
Weighted average discount rate	8.3%	8.2%

Finance leases
Weighted average remaining lease term (in years)	1.2	1.8
Weighted average discount rate	7.0%	7.0%
Operating lease maturities as of September 27, 2025 were as follows:

Remainder of 2025	$2,668
2026	9,964
2027	8,529
2028	6,827
2029	2,737
Thereafter	3,546
Total minimum lease payments	34,271
Less: imputed interest	(5,643)
Present value of future minimum lease payments	$28,628
8. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	September 27, 2025	December 31, 2024
Accrued customer incentives	$41,811	$52,153
Accrued payroll and benefits	31,915	41,380
Accrued interest	21,152	12,674
Accrued income taxes	3,807	4,445
Accrued property and other taxes	7,259	6,265
Deferred revenue(a)	11,427	11,128
Other current liabilities(b)	46,851	42,740
Accrued and other current liabilities	$164,222	$170,785

(a)Included at September 27, 2025 was a prepayment of $5 million for the Company’s insurance claim related to the fire that occurred at the Jesup plant in October 2024. The claim remains in process and seeks recovery for (i) emergency repairs required to return the plant to operating status, (ii) long-term repair work to implement permanent fixes for the emergency repairs, which is ongoing and expected to be completed in early 2027, and (iii) lost profits due to business interruption. The Company is currently unable to estimate the total expected amount to be recovered and any amount recovered will be subject to a deductible of $15 million.

Included at December 31, 2024 was $3 million (CAD $5 million) associated with funds received in 2021 for CEWS. In the second quarter of 2025, the Company recognized this amount in “income from discontinued operations, net of taxes” in the condensed consolidated statements of operations.

(b)Included at September 27, 2025 and December 31, 2024 were $19 million and $17 million, respectively, of energy-related payables associated with Tartas facility operations.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
9. Debt and Finance Leases
Debt and finance leases included the following:

	September 27, 2025	December 31, 2024
ABL Credit Facility due November 2029: $53 million net availability, bearing interest of 6.3% (4.3% adjusted SOFR plus 2.0% margin) at September 27, 2025(a)	$59,400	$—
2029 Term Loan due October 2029: bearing interest of 11.8% (4.3% three-month Term SOFR plus 7.5% margin) at September 27, 2025	696,500	700,000
5.50% CAD-based term loan due April 2028	18,576	21,184
BioNova debt(b)	21,640	21,120
Other loans(c)	33,854	32,536
Short-term factoring facility	5,882	2,304
Finance lease obligations	575	921
Total principal payments due	836,427	778,065
Less: unamortized premium, discount and issuance costs	(42,815)	(48,242)
Total debt	$793,612	$729,823

Debt due within one year	$30,137	$23,379
Long-term debt	$763,475	$706,444

(a)At September 27, 2025, the Company had $162 million of gross availability and net available borrowings of $53 million after taking into account the facility’s quarter end balance of $59 million, outstanding letters of credit of $26 million and required availability of $24 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)Consists of green loans associated with the France bioethanol plant, part of the net assets contributed by the Company to its subsidiary, BioNova.
(c)Consist of loans for energy projects in France.
As of September 27, 2025, there were no borrowings outstanding under the BioNova Term Loan.
Covenants and Debt Maturity
As of September 27, 2025, the Company was in compliance with all covenants under its debt agreements and the Company’s debt principal payments, excluding finance lease obligations, were due as follows:

Remainder of 2025	$16,023
2026	21,888
2027	20,368
2028	18,767
2029	740,453
Thereafter	18,353
Total debt principal payments	$835,852
10. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the nine months ended September 27, 2025:

Balance at December 31, 2024	$170,215
Increase in liabilities	16,179
Payments	(5,249)
Foreign currency adjustments	205
Balance at September 27, 2025	$181,350

Current environmental liabilities	$9,756
Non-current environmental liabilities	$171,594

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
Other
In addition to the estimated liabilities for the above remediation sites, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 27, 2025, the Company estimates this exposure could range up to approximately $78 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
SWEN’s put option was initially measured at a fair value of $4 million and will be remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income, net” in the condensed consolidated statements of operations. The SWEN put option’s liability balance and activity during the quarter and nine months ended September 27, 2025 were as follows:

	Financial Statement Line Item	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Balance at December 31, 2024	Other liabilities		$4,196
Fair value measurement adjustment	Other income, net	$704	1,756
Foreign currency translation adjustment	Foreign currency translation adjustment	$(20)	530
Balance at September 27, 2025	Other liabilities		$6,482
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

	September 27, 2025	December 31, 2024
Free cash flow to equity volatility(a)	49.0%	52.0%
Weighted average cost of capital	11.8%	12.1%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities

(a)Based on a peer group of companies in the same or a similar industry.
See Note 12—Redeemable Noncontrolling Interest for further information on the SWEN put option.
Assets Measured at Fair Value on a Nonrecurring Basis
Asset Impairment
In the third quarter of 2024, the Company recorded a $25 million non-cash impairment related to the Temiscaming cellulose plant asset group. The fair value of the Temiscaming cellulose plant assets was determined using discounted cash flows under the income approach from the perspective of a market participant assuming the highest and best use of the asset group. Discounted cash flows were estimated using key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate, which are Level 3 measurements. See Note 3—Indefinite Suspension of Operations for further information on this impairment.
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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	September 27, 2025	December 31, 2024
Carrying amount of fixed rate debt(a)	$74,267	$75,142
Fair value of fixed rate debt	$76,027	$75,272

(a)Excludes finance lease obligations.

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
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The redeemable noncontrolling interest balance and activity during the quarter and nine months ended September 27, 2025 were as follows:

	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Balance, beginning of period	$12,755	$10,503
Adjustment to redemption value	455	1,344
Net income attributable to redeemable noncontrolling interest	28	64
Comprehensive income adjustments:
Foreign currency translation adjustment on redemption value	(34)	1,293
Balance at September 27, 2025	$13,204	$13,204
Results attributable to RYAM, after attribution to the redeemable noncontrolling interest, were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss from continuing operations attributable to RYAM	$(4,454)	$(32,598)	$(402,291)	$(25,995)
Income from discontinued operations attributable to RYAM	—	—	2,670	3,217
Net loss attributable to RYAM	$(4,454)	$(32,598)	$(399,621)	$(22,778)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
13. Accumulated Other Comprehensive Loss

	Nine Months Ended
	September 27, 2025	September 28, 2024
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(21,060)	$(33,537)
Other comprehensive income before reclassifications	—	3,371
Income tax on other comprehensive income	—	(901)
Reclassifications to earnings(a)
Amortization of gain	(561)	(587)
Amortization of prior service cost	190	540
Income tax on reclassifications	119	11
Net comprehensive income (loss) on employee benefit plans, net of tax	(252)	2,434
Balance, end of period	(21,312)	(31,103)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(222)	(373)
Reclassifications to earnings - foreign currency exchange contracts(b)	101	135
Income tax on reclassifications	—	(18)
Comprehensive income on derivative instruments, net of tax	101	117
Balance, end of period	(121)	(256)

Foreign currency translation
Balance, beginning of period	(24,387)	(12,007)
Foreign currency translation adjustment, net of tax(c)	23,760	2,064
Balance, end of period	(627)	(9,943)

Accumulated other comprehensive loss, end of period	$(22,060)	$(41,302)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 16—Employee Benefit Plans for further information.
(b)Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating income (expense), net” or “other income (expense), net,” as appropriate.
(c)Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency, not the translated reporting currency.
14. Earnings Per Common Share
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss from continuing operations	$(4,426)	$(32,598)	$(402,227)	$(25,995)
Income (loss) from continuing operations attributable to redeemable noncontrolling interest	28	—	64	—
Loss from continuing operations attributable to RYAM	(4,454)	(32,598)	(402,291)	(25,995)
Redeemable noncontrolling interest adjustment to redemption value	(455)	—	(1,344)	—
Loss from continuing operations attributable to RYAM common stockholders	(4,909)	(32,598)	(403,635)	(25,995)
Income from discontinued operations, net of tax attributable to RYAM	—	—	2,670	3,217
Loss attributable to RYAM common stockholders	$(4,909)	$(32,598)	$(400,965)	$(22,778)

Weighted average shares used in determining basic earnings per common share	67,000,882	65,892,750	66,703,264	65,686,397
Dilutive effect of:
Performance-based and restricted stock units	—	—	—	—
Weighted average shares used in determining diluted earnings per common share	67,000,882	65,892,750	66,703,264	65,686,397
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Performance-based and restricted stock units	2,699,995	3,419,691	2,699,995	3,419,691
15. Incentive Stock Plans
Incentive stock plan compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Incentive stock plan compensation expense(a)	$3,295	$3,090	$6,173	$7,500

(a)Included equity award expense of $2 million during each of the quarters ended September 27, 2025 and September 28, 2024, and $5 million during each of the nine months ended September 27, 2025 and September 28, 2024.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2025 activity of the Company’s incentive stock awards (not in thousands):

	Restricted Stock Units		Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,766,219	$5.11	1,575,297	$5.93
Granted	517,055	$7.52	692,155	$9.55
Forfeited	(102,404)	$4.73	(297,389)	$3.35
Vested	(795,943)	$5.08	(654,995)	$7.17
Outstanding at September 27, 2025	1,384,927	$6.06	1,315,068	$7.80
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
During the nine months ended September 28, 2024, the Company recorded a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations at the Temiscaming cellulose plant. The loss on curtailment was recognized in “indefinite suspension charges” in the condensed consolidated statements of operations. Additionally, the Company decreased its pension liability by $3 million. See Note 3—Indefinite Suspension of Operations for further information.
The following tables present the components of net periodic benefit cost of the Company’s plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$1,191	$1,440	$111	$138
Interest cost	6,928	6,972	239	247
Expected return on plan assets	(7,717)	(7,987)	—	—
Amortization of prior service cost (credit)	108	205	(43)	(24)
Amortization of (gain) loss	57	(11)	(245)	(185)
Net periodic benefit cost	$567	$619	$62	$176

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$3,549	$4,504	$332	$414
Interest cost	20,668	20,784	715	742
Expected return on plan assets	(22,990)	(24,115)	—	—
Amortization of prior service cost (credit)	319	613	(129)	(73)
Amortization of (gain) loss	171	(33)	(732)	(554)
Curtailment	—	736	—	—
Net periodic benefit cost	$1,717	$2,489	$186	$529

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
17. Income Taxes
On July 4, 2025, the United States enacted tax reform legislation resulting in significant modifications to existing law. The most significant impacts to the Company are changes to IRC §163(j) interest deductibility, immediate expensing of capital spend in the U.S., immediate deductions of R&D expenditures and foreign tax regime changes. The Company has incorporated the 2025 effects of this new legislation into its third quarter consolidated financial statements.
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss from continuing operations before income tax	$(14,408)	$(36,669)	$(77,740)	$(30,484)
Effective tax rate	72.0%	12.5%	(415.8)%	19.4%
The effective tax rate for the quarter ended September 27, 2025 differed from the federal statutory rate of 21 percent primarily due to valuation allowances on nondeductible U.S. interest expense, state taxes, return-to-accrual adjustments and different statutory tax rates in foreign jurisdictions.
The effective tax rate for the nine months ended September 27, 2025 differed from the federal statutory rate of 21 percent primarily due to the full write-off of the Company’s Canadian DTAs. See Deferred Taxes below. Also driving the difference were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
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
Beginning in the second quarter of 2025, the Company expects to incur a cumulative adjusted pre-tax loss in Canada over the three most recent fiscal years ending in 2025. As a result of the significant weight of this negative evidence under ASC 740, the Company believes it is more likely than not that its Canadian DTAs will not be fully realizable and therefore recorded a full valuation allowance against these assets and a corresponding tax expense to write off the previously recognized net DTA of $337 million and Canadian pre-tax losses providing zero tax benefit on the financial statements. Barring positive evidence that changes this conclusion, future Canadian earnings will not result in tax expense or benefit on the Company’s financial statements. The valuation allowance does not impact the Company’s legal right to use the deferred tax assets against cash taxes and future recognition will continue to be evaluated as market conditions evolve.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
As of September 27, 2025 and December 31, 2024, the Company’s net DTA included $18 million and $15 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The increase in this asset was a result of a $3 million net tax benefit recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
18. Segments
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
Net sales, significant operating expenses, operating income (loss) and depreciation and amortization by segment were as follows:

	Three Months Ended September 27, 2025
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$203,648	$7,917	$84,905	$39,166	$23,984	$(6,783)	$352,837
Cost of sales
Key input costs (wood, chemicals, energy)	73,633	1,427	40,333	21,778	14,790	(7,132)	144,829
Freight	9,736	753	7,119	4,245	5,243	—	27,096
Depreciation and amortization	15,980	904	10,392	2,657	493	—	30,426
Fixed and other general costs(b)	51,015	2,292	38,280	11,843	12,676	309	116,415
Total cost of sales	150,364	5,376	96,124	40,523	33,202	(6,823)	318,766
Selling, general and administrative expense	4,006	1,685	1,926	2,341	478	13,219	23,655
Indefinite suspension charges	—	—	(200)	—	—	—	(200)
Other operating (income) expense, net(c)	(127)	(98)	(45)	—	—	1,148	878
Operating income (loss)	$49,405	$954	$(12,900)	$(3,698)	$(9,696)	$(14,327)	$9,738

Total depreciation and amortization	$16,079	$862	$10,584	$4,726	$451	$445	$33,147

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Three Months Ended September 28, 2024
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$232,453	$7,689	$85,860	$54,809	$27,822	$(7,530)	$401,103
Cost of sales
Key input costs (wood, chemicals, energy)	87,443	1,267	44,714	29,143	14,722	(7,713)	169,576
Freight	11,358	801	6,526	4,955	4,672	—	28,312
Depreciation and amortization	17,780	770	10,711	1,414	431	—	31,106
Fixed and other general costs(b)	66,653	1,569	43,352	9,585	7,070	311	128,540
Total cost of sales	183,234	4,407	105,303	45,097	26,895	(7,402)	357,534
Selling, general and administrative expense	3,140	700	1,969	2,822	633	13,421	22,685
Asset impairment	—	—	25,169	—	—	—	25,169
Indefinite suspension charges	—	—	7,825	—	—	—	7,825
Other operating (income) expense, net(c)	(31)	9	(35)	—	—	4,747	4,690
Operating income (loss)	$46,110	$2,573	$(54,371)	$6,890	$294	$(18,296)	$(16,800)

Total depreciation and amortization	$18,678	$722	$11,571	$3,216	$564	$443	$35,194

	Nine Months Ended September 27, 2025
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$612,438	$21,369	$219,403	$134,810	$84,331	$(23,499)	$1,048,852
Cost of sales
Key input costs (wood, chemicals, energy)	234,839	4,014	106,707	71,155	51,064	(23,659)	444,120
Freight	28,389	1,808	17,856	13,710	17,456	—	79,219
Depreciation and amortization	47,863	2,003	27,528	8,789	1,569	—	87,752
Fixed and other general costs(b)	179,807	5,531	95,742	38,702	36,152	61	355,995
Total cost of sales	490,898	13,356	247,833	132,356	106,241	(23,598)	967,086
Selling, general and administrative expense	11,438	4,352	5,597	7,855	1,808	33,829	64,879
Indefinite suspension charges	—	—	434	—	—	—	434
Other operating (income) expense, net(c)	875	(27)	877	471	9	20,942	23,147
Operating income (loss)	$109,227	$3,688	$(35,338)	$(5,872)	$(23,727)	$(54,672)	$(6,694)

Total depreciation and amortization	$47,729	$2,097	$27,512	$15,360	$1,572	$1,315	$95,585

	Nine Months Ended September 28, 2024
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$678,447	$22,266	$266,591	$168,068	$94,981	$(22,549)	$1,207,804
Cost of sales
Key input costs (wood, chemicals, energy)	258,477	3,974	144,381	87,167	51,398	(23,165)	522,232
Freight	32,253	2,536	21,349	14,978	15,676	—	86,792
Depreciation and amortization	51,541	1,527	32,996	4,311	1,578	—	91,953
Fixed and other general costs(b)	195,243	7,237	120,186	29,245	25,268	1,009	378,188
Total cost of sales	537,514	15,274	318,912	135,701	93,920	(22,156)	1,079,165
Selling, general and administrative expense	8,728	1,270	6,146	7,701	2,208	39,516	65,569
Asset impairment	—	—	25,169	—	—	—	25,169
Indefinite suspension charges	—	—	14,451	—	—	—	14,451
Other operating (income) expense, net(c)	(873)	(16)	(4,486)	(2,333)	(1,583)	4,269	(5,022)
Operating income (loss)	$133,078	$5,738	$(93,601)	$26,999	$436	$(44,178)	$28,472

Total depreciation and amortization	$54,485	$1,470	$33,091	$9,652	$1,683	$1,607	$101,988

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
Identifiable assets by segment were as follows:

	September 27, 2025	December 31, 2024
Cellulose Specialties	$208,214	$214,659
Biomaterials	91,619	78,006
Cellulose Commodities	189,758	187,996
Paperboard	98,598	93,600
High-Yield Pulp	45,124	49,798
Shared/Corporate(a)	1,162,793	1,505,597
Total assets	$1,796,106	$2,129,657

(a)At both September 27, 2025 and December 31, 2024, included $1.0 billion of assets shared by Cellulose Specialties and Cellulose Commodities. Corporate includes ERP and certain other operating and lease assets shared across segments.
Capital additions by segment were as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cellulose Specialties	$—	$—
Biomaterials	2,340	6,880
Cellulose Commodities	2,241	8,542
Paperboard	2,421	2,399
High-Yield Pulp	2,229	1,491
Shared/Corporate(a)	70,400	53,894
Total capital additions(b)	$79,631	$73,206

(a)Includes $68 million and $47 million of asset additions during the nine months ended September 27, 2025 and September 28, 2024, respectively, that are shared by Cellulose Specialties and Cellulose Commodities. Corporate includes capital additions for ERP and certain other operational assets shared across segments.
(b)Amounts exclude the impact of changes in capital assets purchased on account and government grants.
19. Commitments and Contingencies
Commitments
The Company had no material changes outside the ordinary course of business to the purchase obligations presented in its 2024 Form 10-K during the nine months ended September 27, 2025. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips.
The Company leases certain buildings, machinery and equipment under various operating and finance leases. See Note 7—Leases for further information.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 27, 2025, the Company had net exposure of $28 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $92 million as of September 27, 2025, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent, and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $25 million at September 27, 2025.
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
On June 30, 2025, collective bargaining agreements covering approximately 640 unionized employees at the Jesup plant expired. The employees continued to work under the terms of the expired contracts until negotiations concluded in the third quarter and final agreements were reached. As of September 27, 2025, all the Company’s collective bargaining agreements covering its unionized employees were current.

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
Recent Business Developments
•In August 2025, RYAM and USW jointly filed petitions with the USITC and the USDOC alleging that Brazilian and Norwegian producers of HPDP are selling into the U.S. market at unfairly low prices or with the benefit of government subsidies, causing material injury to the U.S. HPDP industry and its workers.

In September 2025, the USITC issued an affirmative injury determination, advancing the case to the USDOC, where preliminary determinations are expected in the first half of 2026. The Commission’s decision represents an important step toward restoring fair competition in the U.S. market and promoting greater pricing stability going forward.
•In October 2025, we expanded our Kallima® portfolio with the introduction of an enhanced freezer application for folding carton board. Engineered to withstand temperatures as low as -18°C (0°F), it maintains structural integrity and resists delamination in freezer conditions. Its natural resistance to moisture and condensation — without coatings or plastic extrusion — delivers cost efficiency, ease of converting and sustainability benefits. This innovation comes as the frozen food market continues to grow worldwide, driven by consumer demand for convenience and extended shelf life. With the Enhanced Freezer Application, RYAM provides packaging manufacturers with a solution that safeguards product integrity while delivering on sustainability and operational efficiency.
Business Outlook
We continue to expect a strong finish to 2025, with annual Adjusted EBITDA projected to approximate $135 million to $140 million, inclusive of the $12 million non-cash environmental charge taken in the first quarter, supported by stable Cellulose Specialties operations, improved order trends and continued cost discipline. Adjusted Free Cash Flow is expected to approximate $25 million to $30 million in the fourth quarter, reflecting improved working capital conversion and stronger financial performance as orders continue to normalize.
Looking ahead, we expect to more than double EBITDA over the next two years. This growth will be driven by multi-year Cellulose Specialties price actions, continued efficiency gains and structural cost reductions targeting approximately $30 million in annual savings by 2026. Beyond 2026, we are also evaluating incremental cost saving opportunities, with initiatives under review that could deliver up to $20 million of additional annual savings in 2027. In addition, Biomaterials projects are expected to add approximately $31 million of run-rate proportional EBITDA exiting 2027. Collectively, these actions reinforce RYAM’s long-term strategy and our path to achieve over $300 million in run-rate EBITDA by the end of 2027, with further upside as the AGE project comes online in late 2028.
We remain committed to disciplined capital allocation and cash management. The previously announced process to explore a potential sale of our Paperboard and High-Yield Pulp businesses remains in flux given current market dynamics, evolving trade conditions and ongoing discussions related to the renewal of the US-Mexico-Canada Agreement in July 2026. We continue to engage opportunistically with interested parties as inbound inquiries arise, while evaluating options that best support long-term value creation and balance sheet deleveraging.
The following segment outlooks reflect RYAM’s current performance expectations for our operating businesses for the remainder of 2025.
Cellulose Specialties
Sales prices in the fourth quarter are expected to bring the full year 2025 average price to a mid single-digit percentage above the prior year average. Sales volumes are anticipated to decline approximately 10 percent, reflecting tariff impacts, accelerated destocking of acetate and the absence of 2024 bridge volumes following the indefinite suspension of production at the Temiscaming plant. Acetate demand remains soft due to tariff-driven impacts, accelerated customer destocking and weaker global cigarette market trends. Ethers volumes are anticipated to improve, while demand for other cellulose specialties grades is mixed — strong in food and pharma end use applications but weak in automotive sectors. Raw material input and logistics costs are expected to increase moderately year-over-year.
Overall, EBITDA is expected to approximate $227 million to $230 million for the full year 2025, subject to additional impacts from tariffs.
Biomaterials
We continue to evaluate investments in new green energy and renewable products to provide both increased end-market diversity and incremental profitability. We intend to proceed only with those projects that are expected to meet our investment hurdles: a minimum 30 percent return on equity and a less than two-year payback period for RYAM equity. In the fourth quarter of 2024, we secured green capital of €67 million, which allows us to advance the biomaterials strategy and further progress towards our goal of generating over $80 million of proportional EBITDA from RYAM’s Biomaterials business, inclusive of the projects summarized below:
•Our bioethanol facility in France is operational since the first quarter of 2024.

•We re-started our lignosulfonate powder plant in France in the first quarter of 2025.
•We continue to advance engineering and commercial planning for a potential bioethanol facility in Fernandina Beach, Florida, similar to our bioethanol operation in France. Although the City of Fernandina Beach denied the site plan application earlier in 2025, we believe the decision was made in error and we are pursuing available administrative and legal avenues. We remain confident in the project’s merits and continue preparatory work to position for timely execution once approvals are secured.
•We are evaluating investments in CTO facilities in Jesup, Georgia and Tartas, France, and are currently working on permitting, engineering and commercial agreements for these new facilities. In September 2025, we purchased high-quality CTO plant equipment that will be used for the Jesup CTO project.
•We are evaluating a prebiotics facility at our Jesup plant. In July 2025, we received Generally Recognized As Safe status for our prebiotics product with a letter of no objection from the U.S. Food and Drug Administration. A Memorandum of Understanding has been signed with a feed additive manufacturer for the U.S. poultry and swine feed segments. Live animal tests of the prebiotics products showed over two times greater efficacy versus an existing prebiotics additive.
•We are a partner in AGE, a start-up entity that aims to utilize renewable forestry waste and other biomass generally discarded as waste to generate green electricity for the State of Georgia from a new facility to be constructed adjacent to our Jesup plant. Although the project remains in the development phase, construction planning is complete, the air permit has been obtained and an Engineering, Procurement and Construction agreement has been executed. AGE is actively evaluating financing options to advance the project toward a final investment decision.
•We recently signed Memoranda of Understanding with Verso Energy to explore eSAF opportunities at both our Jesup and Tartas facilities, and with GranBio to develop a pilot-scale ethanol-to-jet plant at the Jesup site to be fully funded by a U.S. Department of Energy grant. Together with GranBio, we are currently conducting due diligence on the feasibility of this project.
We expect to make final investment decisions on these projects in 2025 and early 2026.
Overall, EBITDA is expected to approximate $7 million for the full year 2025.
Cellulose Commodities
Chinese retaliatory tariffs continue to disrupt global fluff market dynamics, creating a mismatch between supply and demand. As a result, RYAM’s production is being actively shifted toward non-fluff commodities. While demand remains uncertain, we will continue to adjust production mix to mitigate the impact of direct tariffs and related second-order effects. Raw material input and logistics costs are expected to increase moderately.
Overall, EBITDA is expected to approximate a loss of $13 million to $15 million for the full year 2025, subject to additional impacts from tariffs.
Paperboard
Paperboard sales volumes are expected to remain soft due to continued economic uncertainty and weaker customer demand. The North American shipment to capacity ratio is below analysts’ projections for 2025. Additionally, average sales price is expected to decline year-over-year, reflecting increased competitive activity from European Union imports and new U.S. competitor capacity. Input costs are projected to rise due to higher purchased pulp prices and increased allocation of Temiscaming net custodial site costs. In response to ongoing market weakness and a softer sales outlook, we are idling Paperboard production for three weeks during the fourth quarter as a proactive measure to align inventory levels with demand and preserve cash flow.
Overall, EBITDA is expected to approximate $13 million for the full year 2025.

High-Yield Pulp
High-Yield Pulp average sales price and sales volumes are expected to remain low in the fourth quarter of 2025, driven primarily by continued oversupply in the Chinese market. Input costs are also projected to rise due to a higher allocation of net custodial site costs at the Temiscaming facility. Given the ongoing market weakness, we continue to take proactive steps to manage production and costs. In response to ongoing market weakness and a softer sales outlook, we are idling one of our two High-Yield Pulp production lines for three weeks during the fourth quarter to proactively manage inventory levels and preserve cash flow.
Overall, EBITDA is expected to approximate a loss of $27 million for the full year 2025.
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
Overall, Corporate costs are expected to approximate $70 million for the full year 2025.
Results of Operations

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$353	$401	$1,049	$1,208
Cost of sales	(319)	(357)	(967)	(1,079)
Gross margin	34	44	82	129
Selling, general and administrative expense	(24)	(24)	(65)	(66)
Foreign exchange gain (loss)	1	(2)	(4)	1
Asset impairment	—	(25)	—	(25)
Indefinite suspension charges	1	(7)	—	(14)
Other operating income (expense), net	(3)	(3)	(20)	3
Operating income (loss)	9	(17)	(7)	28
Interest expense	(25)	(20)	(72)	(62)
Other income, net	1	1	1	4
Loss from continuing operations before income tax	(15)	(36)	(78)	(30)
Income tax (expense) benefit	11	4	(323)	6
Equity in loss of equity method investment	—	(1)	(1)	(2)
Loss from continuing operations	(4)	(33)	(402)	(26)
Income from discontinued operations, net of tax	—	—	3	3
Net loss	(4)	(33)	(399)	(23)
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to RYAM	$(4)	$(33)	$(399)	$(23)

Gross margin %	9.6%	11.0%	7.8%	10.7%
Operating margin %	2.5%	(4.2)%	(0.7)%	2.3%
Effective tax rate	72.0%	12.5%	(415.8)%	19.4%

Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cellulose Specialties	$204	$232	$613	$678
Biomaterials	8	8	21	22
Cellulose Commodities	85	86	219	267
Paperboard	39	55	135	168
High-Yield Pulp	24	28	84	95
Eliminations	(7)	(8)	(23)	(22)
Net sales	$353	$401	$1,049	$1,208
Net sales for the quarter and nine months ended September 27, 2025 decreased $48 million, or 12 percent, and $159 million, or 13 percent, respectively, compared to the same prior year periods driven by lower average sales prices in Paperboard and High-Yield Pulp and lower sales volumes across all segments that were largely a response to imposed tariffs, lower Temiscaming sales in the current periods due to the indefinite suspension of operations in the previous year, increased competitive activity, operational challenges and labor strikes at the Tartas cellulose plant in the current year. These decreases were partially offset by higher average sales prices in Cellulose Specialties and Cellulose Commodities that were driven by negotiated price increases and sales mix.
See Operating Results by Segment below for further discussion.
Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cellulose Specialties	$49	$46	$109	$133
Biomaterials	1	3	4	6
Cellulose Commodities	(13)	(55)	(35)	(94)
Paperboard	(4)	7	(6)	27
High-Yield Pulp	(10)	—	(24)	—
Corporate	(14)	(18)	(55)	(44)
Operating income (loss)	$9	$(17)	$(7)	$28
Operating results for the quarter ended September 27, 2025 improved $26 million, or 153 percent, compared to the same prior year quarter primarily driven by the prior year quarter’s $25 million non-cash asset impairment and $7 million in one-time indefinite suspension costs, as well as lower fixed costs due to the indefinite suspension of Temiscaming cellulose operations, favorable foreign exchange rates, lower variable compensation costs and an $8 million energy cost benefit from sales of excess emission allowances in the current quarter. Partially offsetting these improvements were the decrease in net sales and higher operating costs due to operational challenges, primarily at the Tartas cellulose plant, and French national labor strikes in the current quarter.
Operating results for the nine months ended September 27, 2025 declined $35 million, or 125 percent, compared to the same prior year period driven primarily by the decrease in net sales, higher costs due to lower productivity resulting from operational challenges and labor strikes at the Tartas cellulose plant, current period non-cash environmental reserves charges of $12 million, unfavorable foreign exchange rates and the one-time prior year recognition of $10 million in CEWS benefit claims. Partially offsetting these declines were the prior year’s $25 million non-cash asset impairment and $14 million in one-time indefinite suspension costs, lower fixed costs due to the indefinite suspension of Temiscaming cellulose operations, lower variable compensation costs and an $8 million energy cost benefit from sales of excess emission allowances in the current year.
See Operating Results by Segment below for further discussion.

Non-Operating Income & Expense
Interest expense for the quarter and nine months ended September 27, 2025 increased $5 million and $10 million, respectively, compared to the same prior year periods primarily driven by an increase in the average effective interest rate on debt.
Unfavorable foreign exchange rates during the nine months ended September 27, 2025 compared to favorable rates in the same prior year period resulted in a net unfavorable impact of $2 million.
Also included in other income, net during the nine months ended September 27, 2025 was a $2 million increase to our liability related to SWEN’s put option for its quarterly fair value remeasurement.
Income Taxes
The effective tax rate on the loss from continuing operations for the quarter ended September 27, 2025 was a benefit of 72 percent, which differed from the federal statutory rate of 21 percent primarily due to valuation allowances on nondeductible U.S. interest expense, state taxes, return-to-accrual adjustments and different statutory tax rates in foreign jurisdictions.
The effective tax rate on the loss from continuing operations for the nine months ended September 27, 2025 was not meaningful as a result of the valuation allowance placed on our Canadian DTAs in the second quarter. Also driving the difference between the effective tax rate and the federal statutory rate of 21 percent were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
The effective tax rates on the loss from continuing operations for the quarter and nine months ended September 28, 2024 were benefits of 13 percent and 19 percent, respectively. These rates differed from the federal statutory rate of 21 percent primarily due to changes in the valuation allowance on disallowed interest deductions, the release of certain tax reserves, different statutory tax rates in foreign jurisdictions, U.S. tax credits, excess deficit on vested stock compensation and return-to-accrual adjustments.
See Note 17—Income Taxes to our Financial Statements for further details of the Canadian DTA write-off.
Discontinued Operations
During the nine months ended September 27, 2025, we recorded pre-tax income from discontinued operations of $4 million related to the remaining CEWS benefit claims deferred since 2021.
During the nine months ended September 28, 2024, we recorded pre-tax income from discontinued operations of $5 million related to CEWS benefit claims and a pre-tax loss of $1 million on the sale of our softwood lumber duty refund rights.
See Note 4—Discontinued Operations to our Financial Statements for further details.
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
Cellulose Specialties

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$204	$232	$613	$678
Operating income	$49	$46	$109	$133
Average sales price ($ per MT)	$1,873	$1,753	$1,812	$1,740
Sales volume (thousands of MTs)	105	126	326	369

Net Sales - Three Months Ended

	Three Months Ended September 28, 2024	Changes Attributable to:		Three Months Ended September 27, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$232	$13	$(41)	$204

Net sales of our Cellulose Specialties segment for the quarter ended September 27, 2025 decreased $28 million, or 12 percent, compared to the same prior year quarter driven by a 17 percent decrease in sales volumes that was driven by larger customer orders in the prior year quarter in advance of the indefinite suspension of Temiscaming cellulose operations as well as weaker demand in the current quarter due to continued customer destocking in the acetate market that was further accelerated by ongoing global tariff impacts. Partially offsetting the sales volume decrease was a 7 percent increase in average sales price driven by negotiated price increases and sales mix.
Net Sales - Nine Months Ended

	Nine Months Ended September 28, 2024	Changes Attributable to:		Nine Months Ended September 27, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$678	$23	$(88)	$613

Net sales of our Cellulose Specialties segment for the nine months ended September 27, 2025 decreased $65 million, or 10 percent, compared to the same prior year period driven by a 12 percent decrease in sales volumes due to larger customer orders in the prior year period in advance of the indefinite suspension of Temiscaming cellulose operations as well as weaker demand in the current year period due to continued customer destocking in the acetate market that was further accelerated by ongoing global tariff impacts. Partially offsetting the sales volume decrease was a 4 percent increase in average sales price driven by negotiated price increases and sales mix.
Operating Income - Three Months Ended

	Three Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Three Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$46	$13	$(22)	$13	$(1)	$49
Operating margin %	19.8%	4.3%	(5.9)%	6.4%	(0.6)%	24.0%

(a)Computed based on contribution margin.
Operating income of our Cellulose Specialties segment for the quarter ended September 27, 2025 increased $3 million, or 7 percent, compared to the same prior year quarter driven by the higher average sales price, lower fixed costs due to the indefinite suspension of Temiscaming cellulose operations and a $7 million energy cost benefit from sales of excess emission allowances in the current quarter, the prior year sales of which occurred in the fourth quarter. Partially offsetting these improvements were the lower sales volumes, higher operating costs due to operational challenges, primarily at our Tartas cellulose plant, and French national labor strikes also impacting Tartas production in the current quarter.
Operating Income - Nine Months Ended

	Nine Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Nine Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$133	$23	$(49)	$6	$(4)	$109
Operating margin %	19.6%	2.6%	(4.8)%	1.0%	(0.6)%	17.8%

(a)Computed based on contribution margin.

Operating income of our Cellulose Specialties segment for the nine months ended September 27, 2025 decreased $24 million, or 18 percent, compared to the same prior year period driven by the lower sales volumes, higher wood and chemicals costs, higher operating costs due to lower production efficiency, including labor strikes at the Tartas cellulose plant, and the one-time prior year recognition of $3 million in CEWS benefit claims. Partially offsetting these decreases were the increase in average sales price, lower fixed costs due to the indefinite suspension of Temiscaming cellulose operations and the $7 million energy cost benefit from sales of excess emission allowances in the current year, the prior year sales of which occurred in the fourth quarter.
Biomaterials

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$8	$8	$21	$22
Operating income	$1	$3	$4	$6
Net Sales - Three Months Ended
Net sales of our Biomaterials segment for the quarter ended September 27, 2025 were flat compared to the same prior year quarter driven by higher turpentine sales that were offset by lower bioethanol sales volumes due to operational challenges and French national labor strikes at our Tartas cellulose plant in the current quarter, which limited raw material supply due to the bioethanol facility’s reliance on the plant for feedstock.
Net Sales - Nine Months Ended
Net sales of our Biomaterials segment for the nine months ended September 27, 2025 decreased $1 million, or 5 percent, compared to the same prior year period driven by lower lignin sales volumes due to the prior year indefinite suspension of Temiscaming cellulose operations, partially offset by higher bioethanol sales volumes due to the prior year period having only two quarters of sales following the commencement of production of the new facility in March.
Operating Income - Three Months Ended
Operating income of our Biomaterials segment for the quarter ended September 27, 2025 decreased $2 million, or 67 percent, compared to the same prior year quarter primarily driven by higher shared and ancillary service costs under the business’s newly established cost structure.
Operating Income - Nine Months Ended
Operating income of our Biomaterials segment for the nine months ended September 27, 2025 decreased $2 million, or 33 percent, compared to the same prior year period driven by the lower sales and higher shared and ancillary service costs under the business’s newly established cost structure, partially offset by lower production costs as a result of the current year operational challenges and labor strikes at the Tartas cellulose plant that reduced feedstock availability.
Cellulose Commodities

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$85	$86	$219	$267
Operating loss	$(13)	$(55)	$(35)	$(94)
Average sales price ($ per MT)	$893	$830	$887	$844
Sales volume (thousands of MTs)	93	95	241	296

Net Sales - Three Months Ended

	Three Months Ended September 28, 2024	Changes Attributable to:		Three Months Ended September 27, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$86	$7	$(8)	$85
Net sales of our Cellulose Commodities segment for the quarter ended September 27, 2025 decreased $1 million, or 1 percent, compared to the same prior year quarter driven by a 2 percent decrease in sales volumes due to lower production levels and resulting prioritization of available production to Cellulose Specialties, and the absence of Temiscaming sales in the current quarter due to the indefinite suspension of operations in the previous year, which were largely offset by increased viscose sales volumes for inventory management. The decrease in sales volumes was largely offset by an 8 percent increase in average sales price driven by higher fluff pricing and sales mix.
Net Sales - Nine Months Ended

	Nine Months Ended September 28, 2024	Changes Attributable to:		Nine Months Ended September 27, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$267	$9	$(57)	$219
Net sales of our Cellulose Commodities segment for the nine months ended September 27, 2025 decreased $48 million, or 18 percent, compared to the same prior year period driven by a 19 percent decrease in sales volumes due to the reduction of Temiscaming sales as a result of the prior year indefinite suspension of operations and lower production levels due to operational challenges and labor strikes at our Tartas cellulose plant. The lower sales volumes were partially offset by a 5 percent increase in average sales price driven by higher fluff pricing and sales mix.
Operating Loss - Three Months Ended

	Three Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Three Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating loss	$(55)	$7	$(5)	$6	$34	$(13)
Operating margin %	(64.0)%	12.3%	(10.7)%	7.1%	40.0%	(15.3)%

(a)Computed based on contribution margin.
Operating loss of our Cellulose Commodities segment for the quarter ended September 27, 2025 improved $42 million, or 76 percent, compared to the same prior year quarter primarily driven by a $25 million non-cash asset impairment and $7 million in one-time indefinite suspension costs in the prior year quarter, the higher average sales price and lower fixed costs due to the indefinite suspension of Temiscaming cellulose operations.
Operating Loss - Nine Months Ended

	Nine Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Nine Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating loss	$(94)	$9	$(36)	$52	$34	$(35)
Operating margin %	(35.2)%	4.4%	(24.5)%	23.7%	15.6%	(16.0)%

(a)Computed based on contribution margin.
Operating loss of our Cellulose Commodities segment for the nine months ended September 27, 2025 improved $59 million, or 63 percent, compared to the same prior year period driven by a $25 million non-cash asset impairment and $14 million in one-time indefinite suspension costs in the prior year, the higher average sales price, lower fixed costs due to the indefinite suspension of Temiscaming cellulose operations and reduced volumes of negative margin sales. Partially offsetting these improvements were higher costs due to lower productivity resulting from operational challenges and labor strikes at the Tartas cellulose plant, and the one-time prior year recognition of $2 million in CEWS benefit claims.

Paperboard

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$39	$55	$135	$168
Operating income (loss)	$(4)	$7	$(6)	$27
Average sales price ($ per MT)	$1,256	$1,400	$1,310	$1,388
Sales volume (thousands of MTs)	31	39	103	121
Net Sales - Three Months Ended

	Three Months Ended September 28, 2024	Changes Attributable to:		Three Months Ended September 27, 2025
(in millions)		Price	Volume/Mix
Net sales	$55	$(5)	$(11)	$39
Net sales of our Paperboard segment for the quarter ended September 27, 2025 decreased $16 million, or 29 percent, compared to the same prior year quarter. Average sales price and sales volumes decreased 10 percent and 21 percent, respectively, driven by mix, shifting customer dynamics associated with tariff uncertainty and increased competitive activity due to increased European Union imports and the start-up of new U.S. capacity.
Net Sales - Nine Months Ended

	Nine Months Ended September 28, 2024	Changes Attributable to:		Nine Months Ended September 27, 2025
(in millions)		Price	Volume/Mix
Net sales	$168	$(8)	$(25)	$135
Net sales of our Paperboard segment for the nine months ended September 27, 2025 decreased $33 million, or 20 percent, compared to the same prior year period. Average sales price and sales volumes decreased 6 percent and 15 percent, respectively, driven by mix, shifting customer dynamics associated with tariff uncertainty and increased competitive activity in the first two quarters of 2025 due to increased European Union imports and the start-up of new U.S. capacity.
Operating Income (Loss) - Three Months Ended

	Three Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Three Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$7	$(5)	$(4)	$(2)	$—	$(4)
Operating margin %	12.7%	(8.7)%	(9.1)%	(5.1)%	(0.1)%	(10.3)%

(a)Computed based on contribution margin.
Operating results of our Paperboard segment for the quarter ended September 27, 2025 declined $11 million, or 157 percent, compared to the same prior year quarter driven by the lower sales, higher fixed costs due to the current quarter market-driven downtime and the impact of Temiscaming net custodial site costs, partially offset by lower purchased pulp costs.
Operating Income (Loss) - Nine Months Ended

	Nine Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Nine Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$27	$(8)	$(11)	$(11)	$(3)	$(6)
Operating margin %	16.1%	(4.2)%	(5.9)%	(8.1)%	(2.3)%	(4.4)%

(a)Computed based on contribution margin.

Operating results of our Paperboard segment for the nine months ended September 27, 2025 declined $33 million, or 122 percent, compared to the same prior year period driven by the lower sales, higher fixed costs due to the current quarter market-driven downtime, the impact of Temiscaming net custodial site costs and the one-time prior year recognition of $2 million in CEWS benefit claims.
High-Yield Pulp

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$24	$28	$84	$95
Operating income (loss)	$(10)	$—	$(24)	$—
Average sales price ($ per MT)(a)	$501	$559	$510	$564
Sales volume (thousands of MTs)(a)	35	38	126	133

(a)External sales only. During the quarters ended September 27, 2025 and September 28, 2024, the High-Yield Pulp segment sold 14,000 MTs and 15,000 MTs of high-yield pulp to the Paperboard segment for $6 million and $7 million, respectively. During each of the nine months ended September 27, 2025 and September 28, 2024, the High-Yield Pulp segment sold 47,000 MTs of high-yield pulp to the Paperboard segment for $20 million.
Net Sales - Three Months Ended

	Three Months Ended September 28, 2024	Changes Attributable to:		Three Months Ended September 27, 2025
(in millions)		Price	Volume/Mix
Net sales	$28	$(2)	$(2)	$24
Net sales of our High-Yield Pulp segment for the quarter ended September 27, 2025 decreased $4 million, or 14 percent, compared to the same prior year quarter. Average sales price and sales volumes decreased 10 percent and 8 percent, respectively, driven by lower demand, including in China where demand for all grades of market pulp were down, continued oversupply of domestic high-yield pulp in China and the timing of shipments, primarily related to shipping challenges to customers in India.
Net Sales - Nine Months Ended

	Nine Months Ended September 28, 2024	Changes Attributable to:		Nine Months Ended September 27, 2025
(in millions)		Price	Volume/Mix
Net sales	$95	$(6)	$(5)	$84
Net sales of our High-Yield Pulp segment for the nine months ended September 27, 2025 decreased $11 million, or 12 percent, compared to the same prior year period. Average sales price and sales volumes decreased 10 percent and 5 percent, respectively, driven by lower demand, including in China where demand for all grades of market pulp were down, continued oversupply of domestic high-yield pulp in China, increased competitive activity due to the start-up of new Indonesian capacity late in 2024 and the timing of shipments, primarily related to shipping challenges to customers in India.
Operating Income (Loss) - Three Months Ended

	Three Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Three Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$—	$(2)	$(1)	$(7)	$—	$(10)
Operating margin %	—%	(7.7)%	(4.8)%	(29.2)%	—%	(41.7)%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the quarter ended September 27, 2025 declined $10 million, or 100 percent, compared to the same prior year quarter driven by the lower sales, higher fixed costs due to the current quarter market-driven downtime and the impact of Temiscaming net custodial site costs.

Operating Income (Loss) - Nine Months Ended

	Nine Months Ended September 28, 2024	Gross Margin Changes Attributable to:				Nine Months Ended September 27, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating income (loss)	$—	$(6)	$(2)	$(15)	$(1)	$(24)
Operating margin %	—%	(6.7)%	(2.8)%	(17.9)%	(1.2)%	(28.6)%

(a)Computed based on contribution margin.
Operating results of our High-Yield Pulp segment for the nine months ended September 27, 2025 declined $24 million, or 100 percent, compared to the same prior year period driven by the lower sales, higher fixed costs due to the current quarter market-driven downtime, higher logistics costs, the impact of Temiscaming net custodial site costs and the one-time prior year recognition of $2 million in CEWS benefit claims. These negative impacts were partially offset by lower wood costs.
Corporate

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating loss	$(14)	$(18)	$(55)	$(44)
The Corporate operating loss for the quarter ended September 27, 2025 improved $4 million, or 22 percent, compared to the same prior year quarter primarily driven by lower variable compensation costs and favorable foreign exchange rates in the current quarter compared to unfavorable rates in the prior year quarter.
The Corporate operating loss for the nine months ended September 27, 2025 declined $11 million, or 25 percent, compared to the same prior year period driven by first quarter non-cash environmental reserves charges of $12 million and unfavorable foreign exchange rates in the current period compared to favorable rates in the prior year period, partially offset by lower variable compensation costs. The environmental reserves charges are associated with recent developments at the Port Angeles, Washington, and Augusta, Georgia, remediation sites. The cash impact associated with the Augusta remediation site is expected in early 2027; the cash impact for the Port Angeles remediation site is not expected to begin before 2028, with outflows in the following three to five years.
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

Our liquidity and capital resources are summarized below:

(in millions, except ratios)	September 27, 2025	December 31, 2024
Cash and cash equivalents	$77	$125
Availability under the ABL Credit Facility(a)(b)	$53	$141
Availability under the short-term factoring facility(b)	$10	$10
Total debt(b)	$794	$730
Stockholders’ equity	$338	$714
Total capitalization (total debt plus stockholders’ equity)	$1,132	$1,444
Debt to capital ratio	70%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At September 27, 2025, we had $162 million of gross availability and net available borrowings of $53 million after taking into account the facility’s quarter end balance of $59 million, outstanding letters of credit of $26 million and required availability of $24 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)See Note 9—Debt and Finance Leases to our Financial Statements for further information.
As of September 27, 2025, we were in compliance with all financial and other covenants under our debt agreements.
Other Sources of Cash
SWEN Investment
In November 2024, we secured €30 million to be provided by SWEN in return for a 20 percent preferred equity interest in BioNova. We received €15 million from SWEN in 2024. Subsequent funding is contingent on the achievement of certain project milestones.
BioNova Term Loan
In November 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. As of September 27, 2025, no amounts were outstanding on the BioNova Term Loan.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, electricity and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to the purchase obligations presented in our 2024 Form 10-K during the nine months ended September 27, 2025. See Note 19—Commitments and Contingencies to our Financial Statements for further information.
Cash Flows

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Cash flows provided by (used in):
Operating activities	$(8)	$149
Investing activities	$(97)	$(80)
Financing activities	$47	$(10)

Cash provided by operating activities decreased $157 million compared to the prior year period primarily due to the decline in operating results, the one-time prior year proceeds of $39 million from the sale of our softwood lumber duty refund rights and $20 million in income tax net refunds in the prior year compared to less than $1 million in net payments in the current year. These outflows were partially offset by lower outflows for working capital and lower interest paid on long-term debt due to the timing of payments. The tariff volatility and operational disruptions causing significant headwinds in the first half of the year peaked in the second quarter, with the third quarter showing increasing stabilization across demand, operational performance and costs.
Cash used in investing activities increased $17 million compared to the prior year period as higher custodial capital spend and our third quarter contribution to AGE were partially offset by decreased strategic capital spend and current year proceeds from our insurance claim related to the fire at our Jesup plant in the fourth quarter of 2024.
Cash inflows from financing activities increased $57 million compared to the prior year period due to net borrowings of short- and long-term debt in the current period compared to net repayments in the prior period and lower debt issuance costs, partially offset by higher repurchases of common stock to satisfy tax withholding requirements related to stock-based compensation.
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
We do not provide a reconciliation of forward-looking EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow to their most directly comparable GAAP financial measures due to the inherent difficulty in forecasting and quantifying certain amounts that are necessary for such reconciliations. These amounts may be material and could result in the projected GAAP financial measure being materially different than the projected non-GAAP measure. As such, reconciliations for our forward-looking non-GAAP financial measures are not available without unreasonable effort.

EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for items that management believes are not representative of our core operations.
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations by segment, as follows:

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Three Months Ended September 27, 2025
Income (loss) from continuing operations	$50	$—	$(13)	$(3)	$(10)	$(28)	$(4)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	50	—	(13)	(3)	(10)	(28)	(4)
Depreciation and amortization	16	1	11	4	1	1	34
Interest expense, net	—	—	—	—	—	24	24
Income tax expense	—	—	—	—	—	(11)	(11)
EBITDA-continuing operations attributable to RYAM	66	1	(2)	1	(9)	(14)	43
Indefinite suspension charges	—	—	(1)	—	—	—	(1)
Adjusted EBITDA-continuing operations attributable to RYAM	$66	$1	$(3)	$1	$(9)	$(14)	$42

Three Months Ended September 28, 2024
Income (loss) from continuing operations	$46	$3	$(54)	$7	$1	$(36)	$(33)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	46	3	(54)	7	1	(36)	(33)
Depreciation and amortization	19	1	12	4	—	—	36
Interest expense, net	—	—	—	—	—	20	20
Income tax benefit	—	—	—	—	—	(4)	(4)
EBITDA-continuing operations attributable to RYAM	65	4	(42)	11	1	(20)	19
Asset impairment	—	—	25	—	—	—	25
Indefinite suspension charges	—	—	7	—	—	—	7
Adjusted EBITDA-continuing operations attributable to RYAM	$65	$4	$(10)	$11	$1	$(20)	$51

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Nine Months Ended September 27, 2025
Income (loss) from continuing operations	$110	$2	$(35)	$(5)	$(24)	$(450)	$(402)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	110	2	(35)	(5)	(24)	(450)	(402)
Depreciation and amortization	48	2	28	15	2	1	96
Interest expense, net	—	—	—	—	—	70	70
Income tax expense	—	—	—	—	—	323	323
EBITDA-continuing operations attributable to RYAM	158	4	(7)	10	(22)	(56)	87
Indefinite suspension charges	—	—	—	—	—	—	—
Adjusted EBITDA-continuing operations attributable to RYAM	$158	$4	$(7)	$10	$(22)	$(56)	$87

Nine Months Ended September 28, 2024
Income (loss) from continuing operations	$133	$6	$(93)	$28	$1	$(101)	$(26)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	133	6	(93)	28	1	(101)	(26)
Depreciation and amortization	55	2	33	10	2	1	103
Interest expense, net	—	—	—	—	—	61	61
Income tax benefit	—	—	—	—	—	(6)	(6)
EBITDA-continuing operations attributable to RYAM	188	8	(60)	38	3	(45)	132
Asset impairment	—	—	25	—	—	—	25
Indefinite suspension charges	—	—	14	—	—	—	14
Adjusted EBITDA-continuing operations attributable to RYAM	$188	$8	$(21)	$38	$3	$(45)	$171
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
Cash provided by (used in) operating activities is reconciled to Adjusted Free Cash Flow as follows:

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Cash provided by (used in) operating activities	$(8)	$149
Capital expenditures, net(a)	(75)	(50)
Adjusted Free Cash Flow	$(83)	$99

(a)Net of proceeds from the sale of assets and insurance claims, and excluding strategic capital expenditures. Strategic capital expenditures for the nine months ended September 27, 2025 and September 28, 2024 were $20 million and $30 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market and Other Economic Risks
We are exposed to various market risks, primarily changes in interest rates, currency and commodity prices. Our objective is to minimize the economic impact of these market risks. We may use derivatives in accordance with policies and procedures approved by our Board of Directors.
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
Variable Interest Rates
At September 27, 2025 and December 31, 2024, we had $762 million and $702 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would result in an annual change in interest expense of $8 million and $7 million, respectively.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk when the debt becomes due or if we do not hold the debt until maturity. The estimated fair value of our fixed rate debt at September 27, 2025 and December 31, 2024 was $76 million and $75 million, respectively, compared to the debt’s respective $74 million and $75 million carrying values at period end. We use quoted market prices to estimate the fair value of our fixed rate debt. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.
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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 27, 2025.
Internal Control over Financial Reporting
In January of 2025, the Company implemented a new financial accounting system for product costing. Our processes, procedures and controls have been fully updated and evaluated by management, as appropriate. For the quarter ended September 27, 2025, based upon the evaluation required by SEC Rule 13a-15(d), including the changes related to the new financial accounting system, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 19—Commitments and Contingencies to our Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes or updates to the risk factors previously disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended September 27, 2025:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
June 29 to August 2	—	$—	—	$60,294,000
August 3 to August 30	—	$—	—	$60,294,000
August 31 to September 27	—	$—	—	$60,294,000
Total	—		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of September 27, 2025, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
During the quarter ended September 27, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

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

Date: November 5, 2025