Form 10-K
period 2025-12-31
RAYONIER ADVANCED MATERIALS INC.
filed 2026-03-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
Aggregate market value of the common stock of the registrant held by non-affiliates as of June 28, 2025: $243,729,095.
Number of shares of the common stock of the registrant outstanding as of March 3, 2026: 67,005,593.
Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of the stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this 2025 Form 10-K.

i

Glossary
The following terms and abbreviations appearing in the text of this 2025 Form 10-K have the meanings indicated below.

2023 Plan	RYAM 2023 Incentive Stock Plan, as amended and restated
2024 Notes	$550 million original aggregate principal amount of 5.50 percent senior unsecured notes issued May 2014, due June 2024, fully redeemed August 2023
2025 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2025
2026 Notes	$500 million original aggregate principal amount of 7.625 percent senior secured notes issued December 2020, due January 2026, fully redeemed November 2024
2027 Term Loan	$250 million original aggregate principal amount of variable rate term loan entered into July 2023, maturing July 2027, fully redeemed November 2024
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
2G	Second generation
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AGE	Altamaha Green Energy LLC
AI	Artificial intelligence
AICPA	American Institute of Certified Public Accountants
Anomera	Anomera, Inc.
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Beasley	Beasley Green Power, LLC
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a newly-formed subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
BNP	BNP-Paribas Factor
bp	Basis point
CAD	Canadian dollar
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CEWS	Canada Emergency Wage Subsidy
CNC	Carboxylated cellulose nanocrystals
CODM	Chief Operating Decision Maker
DTA	Deferred tax asset
DWP	Dissolving wood pulp
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	Environmental Protection Agency
ERP	Enterprise resource planning
ESG	Environmental, Social and Governance
Euribor	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Consolidated financial statements included in Part IV Item 15 of this 2025 Form 10-K
FTC	Foreign tax credit
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division of the Natural Resources
GHG	Greenhouse gas
GILTI	Global intangible low-taxed income
ii

GreenFirst	GreenFirst Forest Products, Inc.
HCE	Hot caustic extract
HPDP	High purity dissolving pulp
ISCC EU	International Sustainability & Carbon Certification in the European Union
ISCC PLUS	International Sustainability & Carbon Certification covering the same certification requirements as ISCC EU but customizable by market or specific application
IT	Information technology
LTF	LignoTech Florida LLC
MT	Metric ton
NOL	Net operating loss
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
OPEB	Other post-employment benefits
Prior Incentive Stock Plans	Rayonier Advanced Materials Inc. Incentive Stock Plan, Rayonier Advanced Materials Inc. 2017 Incentive Stock Plan and Rayonier Advanced Materials Inc. 2021 Incentive Stock Plan
Proxy Statement	RYAM Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for RYAM’s 2026 Annual Meeting of Stockholders
R&D	Research and development
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
S&P	Standard & Poor’s
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative expense
SOFR	Secured Overnight Financing Rate
SOx	Sulfur oxides
SR&ED	Scientific research and experimentation deductions
SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USD	United States of America dollar
USDOC	United States Department of Commerce
USITC	United States International Trade Commission
USW	United Steel Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO
Washington DOE	Washington State Department of Ecology
Washington MTCA	Washington Model Toxics Control Act
iii

Forward-Looking Statements
Certain statements in this 2025 Form 10-K regarding anticipated financial, business, legal or other outcomes, including business and market conditions, outlook and other similar statements relating to future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “could,” “expect,” “estimate,” “target,” “believe,” “intend,” “plan,” “forecast,” “anticipate,” “project,” “guidance” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking.
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to various risks and uncertainties. The risk factors contained in Item 1A—Risk Factors of this 2025 Form 10-K, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this 2025 Form 10-K.
Forward-looking statements are only as of the date of the filing of this 2025 Form 10-K and we undertake no duty to update these forward-looking statements except as required by law. You are advised to review any disclosures that we make on or after the date of this 2025 Form 10-K in our filings and other submissions to the SEC, including those on Forms 10-K, 10-Q, 8-K and other reports.

Part I
Item 1. Business
RYAM is a global leader of cellulose and derivatives commonly used in the production of filters, food, pharmaceuticals, high performance plastics, propellants and various industrial applications. RYAM’s specialized assets, capable of creating the world’s leading cellulose specialties products, are also used to produce cellulose viscose pulp, cellulose fluff pulp, high-yield pulp and various value-added derivatives, including paperboard, biofuels, bioelectricity and lignin.
Company Background
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
In July 2024, we indefinitely suspended operations at our Temiscaming cellulose plant to mitigate high capital needs and operating losses related to exposure to commodity viscose products and improve our cash flow from operations. In the first quarter of 2026, we determined that we would permanently cease DWP production at the Temiscaming cellulose plant. Certain infrastructure assets of the site’s cellulose plant continue to run in support of the ongoing energy and other needs of our Temiscaming paperboard and high-yield pulp plants that support our Paperboard and High-Yield Pulp operating segments, which continue to operate at full capacity, subject to market conditions. We are focused on rebuilding performance — aligning the organization and driving disciplined execution to improve results and cash generation across every business, including Paperboard and High-Yield Pulp, which we are no longer marketing for sale. We remain committed to disciplined capital allocation and cash management and continue to evaluate options that best support long-term value creation and balance sheet deleveraging. See Note 3—Indefinite Suspension of Operations to our Financial Statements for further information.
Operating Segments
In the first quarter of 2025, we reorganized our High Purity Cellulose operating segment as a result of changes in our internal operating model, significant developments in our Biomaterials strategy (see Note 10—Debt and Finance Leases and Note 14—Redeemable Noncontrolling Interest to our Financial Statements for information regarding our newly-formed subsidiary, BioNova, and important financing milestones reached) and the successful launch of an enterprise reporting system that significantly enhances our financial reporting and costing capabilities. Specifically, we determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments.
As a result of this reorganization, we now operate in the following segments:
•Cellulose Specialties
•Biomaterials
•Cellulose Commodities
•Paperboard
•High-Yield Pulp
Prior period segment results have been recast to align with this new segment reporting structure. See Note 22—Segment and Geographical Information to our Financial Statements for further information.
In January 2026, we appointed a new CEO who also assumed the role of CODM. Operating segments are determined based on how the CODM reviews and evaluates company operations for purposes of assessing performance and allocating resources. As a result of this leadership transition, we will evaluate whether any changes to our reportable segment structure are required in 2026.

Cellulose Specialties
Our Cellulose Specialties operating segment is the primary driver of our profitability. We manufacture cellulose specialties products tailored to our customers’ precise and demanding chemical and physical specifications, achieving industry-leading purity and product functionality.
Our three operating cellulose production facilities have a combined annual production capacity of 885,000 MTs of cellulose specialties and commodities products, excluding the 140,000 MTs capacity of the Temiscaming cellulose plant whose operations were indefinitely suspended in July 2024. We can shift our cellulose manufacturing assets from cellulose specialties production to cellulose commodity fluff and viscose production. Our operating lines fluctuate the production of cellulose specialties and commodities products based on market conditions and to generate the most attractive margins. Our Tartas cellulose plant and Temiscaming cellulose plant (when operating) also produce bio-generated electricity, which is sold into the grid, utilizing renewable biomass.
Key input costs — wood, chemicals and energy — represent approximately 45 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Products
Cellulose is a natural polymer, primarily derived from wood or cotton. Our cellulose specialties are DWP products, which are used as a principal raw material to manufacture a broad range of consumer-oriented products. Unlike other wood pulps used for their physical properties, cellulose specialties are sought after for the unique chemical properties and reactivity they impart to downstream products.
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
Our acetate-grade cellulose plays a vital role in the manufacturing of liquid crystal displays, impact-resistant plastics and cigarette filters. Our ethers-grade cellulose enhances texture and thickening of food products and controlled release in pharmaceutical applications. Other specialty cellulose products that we produce are used in high-tenacity rayon tire cords and industrial hoses, automotive and heavy equipment filters, food casings, paints, lacquers and munitions and explosives. We believe our end-use market diversity reduces our exposure to a potential global recession.
Competition
Significant intellectual property, capital investment and technical expertise are needed to design and manufacture customized cellulose specialties fibers to exacting customer specifications. The product must be formulated to achieve the desired characteristics, including parameters for purity, viscosity, brightness, reactivity and other physical properties. Product qualification time can be lengthy, extending from six to 24 months, depending on the application. Customer relationships are typically long-term and are based on an understanding of the customer’s production processes and on our technical expertise, which we utilize to help solve our customers’ production challenges and support new product development. Establishing a production line and obtaining the necessary production technologies require substantial capital and ongoing maintenance expenditures.
One of our key competitive advantages is our unique ability to leverage our global manufacturing asset base to provide our customers greater supply chain security for cellulose specialties fibers. With four facilities and five manufacturing lines capable of producing cellulose specialties, we are the only cellulose specialties producer in the world with the flexibility to use both hardwood and softwood fibers, kraft and sulfite cooking processes and various proprietary chemical treatments to provide customized product functionality. Additionally, we possess significant technical expertise and knowledge of wood fiber properties and their modification under a sequence of chemical processes, which we have accumulated and developed over nearly 100 years of practical application to satisfy various customer needs. This process knowledge, combined with our manufacturing scale and flexibility and knowledge of customer applications and specifications, makes us the industry’s most adaptable modifier of cellulose fibers.

Product performance and customization, technical service and price are principal methods of competition in cellulose specialties. Product performance is primarily determined by the chemical attributes of the pulp, including purity, viscosity and uniformity of the cellulose specialties. Our processes, which are a key element of our intellectual property, are capable of generating cellulose specialties purity levels of more than 98 percent, as well as the highest levels of viscosity derived from wood pulp. Cellulose specialties generally command a price premium and earn higher margins compared to other commodity wood pulp products. Typically, product pricing is set annually in the fourth quarter for the following year based on discussions with customers and the terms of contractual arrangements.
We compete with both domestic and foreign producers in cellulose specialties. Our major competitors include Bracell and Borregaard. Our multiple manufacturing lines, processes and intellectual property allow us to compete in more segments of the cellulose specialties market than any of our competitors.
Biomaterials
We are uniquely positioned to meet the rapidly growing demand for renewable materials and sustainable products. Our specialized assets also produce biomaterials, including biofuels, lignosulfonates, tall oil soap, HCE and turpentine. Our bioethanol facility in Tartas produces wood-based 2G bioethanol fuel. We produce lignosulfonates at our Tartas cellulose facility and produced them at our Temiscaming cellulose facility prior to the indefinite suspension of operations. We produce tall oil soap at our Tartas and Jesup facilities. HCE is produced at our Fernandina and Tartas cellulose facilities. Turpentine is produced at our Jesup facility.
Our bioethanol production facility has an annual production capacity of 21 million liters of 2G bioethanol fuel.
Key input costs — chemicals and energy — represent approximately 30 percent of our cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Products
Fully unlocking the capabilities of our plants and the sustainably harvested trees that we use as our primary feedstock is a core mission. A tree’s mass is composed of approximately 50 percent water and 50 percent “dry solids.” Dry solids are composed of roughly 40 percent cellulose and 60 percent other chemical compounds, including hemicellulose, lignin, sugars and other extractives. We use these chemical compounds to produce sustainable biomaterials, including lignosulfonates, biofuels, prebiotics, tall oil soap, HCE and turpentine.
Lignosulfonates are used to produce various products, including construction materials, dispersants, plant nutrients, leather tanning and fungicides. Tall oil soap is used as feedstock for producing crude tall oil, which we intend to begin producing in the future. Crude tall oil is used in biofuels, coatings and resins, adhesives, lubricants and construction materials. HCE is an alkaline byproduct of our pulping operations that can be repurposed as a partial substitute for caustic soda in appropriate industrial applications, supporting circular chemical use and improved resource efficiency. Turpentine, a high value renewable chemical feedstock recovered from wood during pulping, is primarily used in fragrances, flavors, adhesives, resins and specialty chemical intermediates. Our Tartas bioethanol facility captures residual sugars from our existing pulp process to produce 2G bioethanol fuel, a non-food-based ethanol utilized as an environmentally friendly fuel blend supporting transport decarbonization.
Competition
Each biomaterial product has its own unique market drivers. For example, the primary global market driver for bioethanol fuel is the regulatory agenda towards production of bioethanol fuel with an active participation of GHG emission reduction and the positive impact on climate change. Key growth drivers for lignosulfonates include increasing usage of lignosulfonates in all the market segments where fossil petrochemicals can be replaced by sustainable bioproducts. Lignosulfonate demand is also heavily influenced by the construction industry, which is significantly impacted by broader economic health. Commercial sales of our 2G bioethanol fuel are in accordance with a long-term offtake agreement with a large international petrochemicals company. Pricing for the other biomaterials that we currently produce is based on the market dynamics of supply and demand.
Similarly, each biomaterial product has its own competitive considerations, with potential barriers to entry including capital investment, technical expertise and the lack of sustainable feedstock needed to produce the given product. Our major biomaterials competitors in the lignosulfonates market include Borregaard and Domsjö Aditya Birla and in the 2G bioethanol fuel market include Borregaard, AustroCel Hallein, Raizen and GranBio.

Cellulose Commodities
As mentioned above in the Cellulose Specialties section, our three operating cellulose production facilities have a combined annual production capacity of 885,000 MTs of cellulose specialties and commodities products, excluding the 140,000 MTs capacity of the Temiscaming plant whose operations were indefinitely suspended in July 2024. Of our total annual capacity, we dedicate 270,000 MTs of annual production to commodities products, primarily fluff.
Key input costs — wood, chemicals and energy — represent approximately 40 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Products
In addition to cellulose specialties, a significant portion of our cellulose production capacity is dedicated to manufacturing high-purity commodity products for absorbent materials and viscose applications. Cellulose commodity products typically contain less than 95 percent cellulose.
Absorbent materials, typically referred to as fluff, are used as an absorbent medium in consumer products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. These fibers provide a medium for fluid acquisition, distribution and retention in the products in which they are incorporated.
Commodity viscose is a raw material required for the manufacture of viscose staple fibers, which are used in woven applications, including rayon textiles for clothing and other fabrics in the clothing and textile industries, and in non-woven applications, such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking.
Competition
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
We compete with both domestic and foreign producers of commodity products. Many competitors derive commodity viscose from either wood or cotton. However, in recent years, commodity viscose from wood has supplanted cotton as the preferred raw material input for viscose staple fiber production. Cellulose specialties can generally be sold to meet commodity viscose demand, however, the reverse is not typically true. Our major competitors for commodity viscose include Bracell, Sappi, Lenzing, Aditya Birla Group and Sun Paper. Our major competitors in commodity fluff include Global Cellulose Fibers, GP Cellulose, Domtar, Klabin and Stora Enso.
Paperboard
We manufacture and sell our Kallima® Coated Cover Paperboard in the Temiscaming plant in Quebec, Canada. Our production facility has an annual production capacity of 180,000 MTs of paperboard.
Key input costs — wood pulp, chemicals and energy — represent approximately 50 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Products
Products manufactured using our Kallima® paperboard include packaging, printing documents, brochures, promotional materials, paperback book and catalog covers, file folders, tags and lottery tickets. We are the sole multi-ply paperboard producer in North America, with our competition producing single-ply solid bleached sulfite paperboard.
In October 2025, we expanded our Kallima® portfolio with the introduction of an enhanced freezer application for folding carton board. Engineered to withstand temperatures as low as -18°C (0°F), it maintains structural integrity and resists delamination in freezer conditions. Its natural resistance to moisture and condensation — without coatings or plastic extrusion — delivers cost efficiency, ease of converting and sustainability benefits. This innovation comes as the frozen food market continues to grow worldwide, driven by consumer demand for convenience and extended shelf life. With the enhanced freezer application, we provide packaging manufacturers with a solution that safeguards product integrity while delivering on sustainability and operational efficiency.

Competition
The principal method of competition in our Paperboard business is price and product performance. Product is marketed through our internal sales team, with pricing typically based on published indices, which is impacted by the balance between supply and demand, as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Product performance is determined based on the physical attributes of the product — how well it prints, folds and die-cuts — in a customer’s manufacturing processes. To a lesser extent, quality and service are also competitive determinants. The low-density construction of our Kallima® paperboard offers a basis weight advantage over competing products, enabling significant material and cost savings without compromising quality or performance.
Our major paperboard competitors include Smurfit Westrock, Graphic Packaging, Clearwater Paper, Sappi, Metsa Group, Stora Enso, CMPC and Billerud.
High-Yield Pulp
We manufacture and sell high-yield pulp produced in our Temiscaming plant. Our Temiscaming plant has an annual production capacity of 290,000 MTs of high-yield pulp, approximately 60,000 MTs of which are used internally to produce paperboard.
Key input costs — wood, chemicals and energy — represent approximately 35 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Products
We produce our high-yield pulp primarily from hardwood aspen, maple and birch species. This unique fiber supply produces a highly sought-after bulky high-yield pulp product. With nearly double the yield of traditional market pulps, our high-yield pulp requires fewer trees to make the same amount of paper and its superior bulk allows paper and paperboard manufacturers to use less fiber for the same surface area, thereby reducing their resource consumption and enabling environmentally friendly practices in paper production. Typical applications of our high-yield pulp include paperboard, packaging, coated and uncoated printing and writing paper, specialty papers and various other paper products. Additionally, we are currently running machine trials on a rolled high-yield pulp grade for the absorbent product market as well as our own high-yield pulp bale wrappers.
Competition
The principal method of competition in the High-Yield Pulp operating segment is price. However, better quality (i.e., higher bulk or cleanliness) can sometimes command a premium price. Product is marketed through our internal sales team, with pricing typically referenced to published indices, which is impacted by the balance between supply and demand, as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.
Our major high-yield pulp competitors include Sappi, Millar Western, Domtar, SCA, Pan Pac Forest Products Ltd and Estonia Cell.
Strategic Growth Investments
We are prioritizing strategic investments that deliver near-term cash impact and strengthen RYAM’s long-term earnings power. Our focus is on projects with clear returns, short paybacks where possible and manageable execution risk, including cost savings and reliability improvements across our facilities and selective initiatives that leverage our assets and byproduct streams that we currently use for energy and steam. Key areas of evaluation include:
•Cost savings and reliability projects across the footprint to reduce operating costs and improve day-to-day performance.
•Biomaterials projects that can upgrade plant byproduct streams, including opportunities to convert tall oil soap into crude tall oil for downstream markets.
•Bioethanol opportunities, including existing operations in France and additional integrated opportunities under evaluation in North America.
•Prebiotics at Jesup, progressing development and commercialization planning.

We will continue to evaluate and sequence these opportunities with a disciplined lens on cash impact, returns and liquidity. As part of our capital allocation framework, we will also evaluate all capital return options alongside our investment priorities to drive long-term shareholder value.
Our Sustainability Profile
Sustainability is central to our business model and informs our strategy, capital planning and day-to-day operations. Across our four production facilities in the United States, Canada and France, we focus on responsible sourcing, resource efficiency and continuous improvement of our environmental footprint.
Operations
All of our products begin with trees sourced from sustainably managed working forests. Working forests support biodiversity, carbon sequestration and sustained economic value, and we rely on them as our primary renewable raw material. Across our supply chain, we follow and monitor compliance with the EPA’s Best Management Practices and maintain certification under both the Forest Stewardship Council® and Programme for the Endorsement of Forest Certification™ Chain of Custody standards, demonstrating our commitment to responsible forestry practices and fiber traceability.
Several of our facilities hold additional third-party certifications. Our Fernandina Beach, Florida site is ISCC PLUS certified and our Tartas, France facility is certified under ISCC EU, recognizing adherence to independently verified sustainability criteria within the biofuels and biomaterials supply chain. Our Jesup, Georgia facility produces fluff pulp certified as an “Inspected Raw Material” by Nordic Swan Ecolabeling.
We continue to monitor and implement opportunities to improve the sustainability profile of our manufacturing processes and product offerings. Recent innovations include the development of our enhanced freezer application paperboard grade, which provides moisture and condensation resistance without the use of plastic coatings or extrusion. Manufactured at our Temiscaming, Quebec facility using hydro-powered energy and responsibly sourced certified fiber, this lightweight grade helps reduce material usage and transportation-related emissions while maintaining structural integrity at temperatures as low as –18°C. The freezer-grade material expands our portfolio of renewable packaging solutions and reflects our commitment to sustainable product stewardship.
Energy
Our operations are energy intensive; however, a significant portion of our energy needs are met through renewable resources. In 2024, nearly 80 percent of the energy consumed at our facilities was derived from renewable sources, primarily biomass residuals generated during our production processes. Across our four plants, we use natural gas, fuel oil and other non-renewable fuels only to supplement processes that cannot be powered entirely by renewable sources. In addition, several of our facilities generate renewable electricity and supply excess power to local utility grids, supporting energy resilience in the communities where we operate.
Water
Water plays a central role in our production processes, including wood digestion, pulp washing, chemical recovery, steam and power generation, emissions control and equipment cleaning. Each gallon of water used in our system is reused multiple times before treatment and discharge. Across our facilities, more than 90 percent of water withdrawn is treated and safely returned to the environment in accordance with stringent government-issued discharge permits. The remainder is either incorporated into finished products or evaporated during the manufacturing process. While none of our facilities are located in areas of high baseline water stress, we continue to evaluate opportunities to reduce water use and improve efficiency, including through capital project reviews that require at least water-neutral design outcomes.
Waste
Our manufacturing footprint is designed to minimize waste generation and support circular use of materials. Chemical inputs are recovered and recycled where feasible and biomass residuals are used to generate renewable energy. We prioritize source reduction, reuse and recycling, and we work with certified waste handlers to manage hazardous and regulated waste. Each facility maintains relationships with local recyclers and many implement site-specific initiatives to divert materials from landfills and repurpose process byproducts for beneficial use.

Product Safety
Product safety and regulatory compliance are integral to our product stewardship practices. Our high-purity cellulose is produced using aqueous pulping and bleaching processes that separate cellulose from hemicellulose, lignin and other extractives. The U.S. Environmental Protection Agency classifies pulp cellulose as a Green Circle chemical, indicating low concern for human health, and the material is considered non-hazardous under the Occupational Safety and Health Administration Hazard Communication Standard. Our products comply with applicable U.S. Food and Drug Administration regulations for food contact materials, as well as European requirements under Registration, Evaluation, Authorisation and Restriction of Chemicals and directives related to genetically modified organisms.
We maintain an ISO 9001-certified quality management system, including a formal chemical approval and review process. All specialty chemicals must undergo constituent disclosure, hazard screening, environmental impact evaluation and review of compliance with regulatory frameworks prior to use in our manufacturing processes. This governance structure helps ensure chemical safety, operational consistency and responsible management throughout our product lifecycle.
Raw Materials and Input Costs
All our manufacturing operations require significant amounts of wood fiber, in the form of logs or wood chips, as a raw material and energy to produce our products. Additionally, our Cellulose Specialties, Cellulose Commodities and High-Yield Pulp operating segments’ manufacturing processes require significant amounts of chemicals. These raw materials and input costs are subject to significant changes in price due to weather conditions, supply and demand. To control cost, we continually pursue reductions in usage and cost of key supplies, services and raw materials.
Wood
We procure wood chips for our cellulose and high-yield pulp plants through the purchase of chips from lumber producers or the production of chips from roundwood at our own wood chipping facilities. The price for wood is impacted by various factors, including supply and demand, weather events, transportation costs for delivery and overall economic conditions.
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
Intellectual Property
Substantially all our intellectual property relates to our Cellulose Specialties operating segment. We own patents, trademarks and trade secrets, and have developed significant expertise, particularly in the production of cellulose specialties, which we deem vital to our operations, and in the production of paperboard. We intend to protect our intellectual property, including, when appropriate, through the filing of patent applications for inventions that we deem important to our business and operations. Our U.S. patents generally have a duration of 20 years from the date of filing. We also require key employees to enter into non-compete agreements and intellectual property assignment agreements as appropriate.
Seasonality
Our operating results may be materially affected by seasonal changes and the related impact on energy prices.
Customers
No single customer accounted for 10 percent or more of total sales during the years ended December 31, 2025 and 2024. One customer in the Cellulose Specialties operating segment represented 10 percent of total sales for the year ended December 31, 2023.

Research and Development
Our R&D capabilities and activities are primarily focused on our Cellulose Specialties and Biomaterials operating segments. The quality and consistency of our cellulose specialties, together with our R&D capabilities, are important factors in achieving an optimal value for our cellulose specialties products and create a material competitive advantage. Our R&D efforts are directed at further developing products and technologies, improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. We also focus our R&D activities on the development and marketing of new products and applications, for example, our prebiotics product currently in testing. During the years ended December 31, 2025, 2024 and 2023, our R&D expense totaled $7 million, $5 million and $6 million, respectively.
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
Our operations are subject to constantly changing environmental requirements, and interpretations of existing requirements, which are often impacted by new policy initiatives, new and amended legislation and regulation, negotiations involving state and federal governmental agencies and various other stakeholders, as well as, at times, litigation. Our future spending requirements for environmental compliance could change significantly based on the passage of new environmental laws and regulations. Management closely monitors our environmental responsibilities and believes we are in material compliance with current requirements.
See Item 1A—Risk Factors for a discussion of the potential impact of environmental risks on our business, as well as Note 11—Environmental Liabilities and Note 23—Commitments and Contingencies to our Financial Statements for further discussion of our estimated environmental liabilities and any environmental-related litigation.
Human Capital
We have production facilities in the U.S., Canada and France and sales offices in the U.S., Canada, France, United Kingdom, Japan and China. Of our approximately 2,325 employees, 68 percent belong to labor unions, as all our manufacturing sites are represented by various local and national unions. We believe our relationships with the union employee representatives are positive.
Safety
The safety of our employees is our highest priority. We are committed to our vision of every employee returning home every day injury-free and we continue to make progress each year. While no injury is acceptable, our company-wide injury rate has decreased 38 percent since 2020. All work-related incidents are investigated and recorded in our incident management system. We conduct internal corporate safety audits throughout the year and external audit reviews every three years to verify compliance and the use of best practices. Our Safety Values Exchange process, one of our most important safety programs, requires that leaders talk to their employees about safety to encourage and reinforce desired safe behaviors.
We drive towards our vision of injury-free operations by focusing on six leading safety metrics: housekeeping, leadership engagement, corrective action closure, gas emissions, life safety program and contractor interaction. We continuously track and measure our progress against these metrics at the individual plant level, with each plant accountable for its respective metrics and reporting to the RYAM Leadership Team, headed by our CEO. Additionally, our performance against these metrics is a factor in our executive compensation, underlining our belief that ownership of improvements in safety performance starts at the top of our organization.

Employee Engagement
Attracting, developing and retaining talented employees is essential to our long-term success. We work closely with colleges and universities to build a strong pipeline of prospective employees and offer scholarships and internships to students pursuing chemical, electrical, mechanical and process control engineering disciplines. We also strive to ensure that our employees have the training, resources and support needed to build rewarding and sustainable careers at RYAM, as we believe that engaged employees are happier, safer and more productive. Some of our key programs that support employee development and engagement include:
•Engineering Career Development Rotational Program: provides recent engineering graduates with structured onboarding, on-the-job training and leadership experience designed to build the technical and leadership skills required to support and sustain our operations.
•Achievement in Motion Program: pairs new salaried employees with peer mentors during their first three months to guide them through the orientation and onboarding process and support integration into the organization.
•Educational Assistance Program: offers partial reimbursement for eligible job-related degree programs and coursework completed outside of working hours.
•Technical Training and Knowledge Sharing: includes comprehensive technical training across all plants and recurring roundtable workshops that allow employees to share expertise, reinforce best practices and enhance operational capabilities.
•Leadership Development Programs: our Front-Line and Mid-Level Leader programs provide targeted leadership skill development to strengthen capabilities of current and future RYAM leaders.
We conduct periodic engagement surveys to understand employee needs and take action to address identified opportunities for improvement. We are committed to fostering a workplace where employees can maximize their potential. Our culture values individual contributions, encourages innovation and rewards performance based on merit. Through open communication, continuous learning and equitable access to development opportunities, we strive to create an environment where all employees can thrive and grow.
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
Code of Conduct
Within the framework of our core values of Integrity, Accountability, Quality and People, the Rayonier Advanced Materials Standard of Ethics and Code of Corporate Conduct guide the lawful and ethical performance of our duties. Adherence to the Code is intended to ensure that we fulfill our obligation to observe the law, both in letter and spirit, in all countries where we do business, and to deal fairly with our stockholders, employees, customers, suppliers, regulators and communities. We publish and communicate these expectations and values for all employees several times each year, including through various trainings.

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
All reports we file with or furnish to the SEC are also available free of charge on the SEC’s website www.sec.gov. Our corporate governance guidelines, including the Standard of Ethics and Code of Corporate Conduct, and charters of all standing committees of our Board of Directors are also available on our website. Our website and the information posted thereon are not incorporated into this 2025 Form 10-K or any current or other periodic report that we file with or furnish to the SEC.
Item 1A. Risk Factors
Our business, financial condition, results of operations and cash flows are subject to a number of risks including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this 2025 Form 10-K and our other filings and submissions to the SEC. If any of the events described in the following risk factors occur, our business, financial condition, operating results and cash flows, as well as the market price of our securities, could be materially adversely affected.
Macroeconomic and Industry Risks
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by geopolitical instability and related impacts.
Geopolitical instability and related effects may negatively impact the global economy and our business. Ongoing conflicts (e.g., Ukraine, Middle East), strained U.S.–China relations and evolving trade, tax and energy policies could disrupt supply chains, increase costs and limit market access. While historically we have not had direct operations in geographic areas under conflict, we have significant operations and customers in Europe and Asia and have experienced shortages in key input materials and increased costs for transportation, energy and raw materials as a result of various conflicts. Escalation of geopolitical tensions could result in, among other things, natural gas shortages, disruptions of operations for us, our customers and our suppliers, an increase in cyber intrusion attempts, lower consumer demand and volatility in foreign currency exchange rates and financial markets, any of which would adversely affect our ability to operate efficiently, maintain profitability and deliver growth across all segments of the Company. In addition, the effects of any geopolitical conflict could heighten many of the other known risks described in this Item 1A—Risk Factors.
The businesses we operate are highly competitive and many of them are cyclical, which may result in fluctuations in pricing and volume that can materially adversely affect our business, financial condition, results of operations and cash flows.
Competition, demand fluctuations and cyclicality are our products’ most significant drivers of sales volumes and pricing. We face significant competition from domestic and foreign producers in all our businesses. For example, in the market for our cellulose specialties product line, increased cellulose specialties production capacity from our competitors, some of whom have lower raw material, wood and production costs than we do, combined with demand weakness, can collectively contribute to lower cellulose specialties sales prices and market share over periods of time. Likewise, certain cellulose specialty grade volumes have declined meaningfully in recent years due to these factors. Our high-purity commodity products for viscose and fluff applications were also at extremely low pricing levels in 2019 and 2020 and later rebounded. In 2025, the closure of a competitor plant and the indefinite suspension of our Temiscaming cellulose plant have driven customers to explore alternative suppliers to limit being sole sourced. There can be no assurance as to the duration and magnitude of a rebound or whether elevated levels during any one period can be sustained over a significant period.
With respect to demand for cellulose specialties, in particular our acetate grades, the majority of these acetate grades are used to manufacture acetate tow, which is used to make the filter component of a cigarette. Significant increases in cigarette costs and potential actions taken by the U.S. and other countries to discourage smoking, such as tax increases on tobacco products, policy changes and future legislation, may have a material adverse effect on the demand for tobacco products. Additionally, increased use of e-cigarettes, electronically heated tobacco products and smokeless tobacco products may affect demand for traditional cigarettes. Demand and pricing for our industrial ethers produced from DWP could be adversely impacted by depressed global construction activity and DWP customers across multiple other segments may turn to lower-cost alternatives such as cotton linter pulp or synthetics for certain applications if they deem our pricing too high.

In addition, some of the industries in which our end-use customers participate, such as publishing, packaging, automotive and textiles, are cyclical in nature, thus posing risks that are beyond our control. These industries are highly competitive and may experience overcapacity and reductions in end-use demand, which may affect demand for and pricing of our products. The consequences of this could include reduction, delay or cancellation of customer orders.
Our High-Yield Pulp business is cyclical and influenced by various factors, including periods of excess product supply due to industry capacity increases, periods of decreased demand due to reduced economic activity or market conditions, inventory destocking by customers, reduced market prices, scarcity of economically viable fiber in Canada and fluctuations in currency exchange rates. These factors may cause significant price changes over a short period. For example, in 2025, oversupply of domestic high-yield pulp in China has driven down sales prices and volumes. To address these factors, we have in the past elected, and may in the future elect, to schedule production curtailments and shutdowns. Our High-Yield Pulp business has had temporary curtailments at various points in recent years, including during 2025, in reaction to market conditions.
Our Paperboard business has a mix of long- and short-term contracts and has generally been more stable than our High-Yield Pulp business due to its strong ties to and steady demand of the lottery and packaging sectors. However, in 2025, increased competitive activity from European Union imports and new U.S. competitor capacity, as well as shifting customer dynamics associated with tariff uncertainty drove a decrease in sales prices and volumes. To address these matters, similar to High-Yield Pulp, we have elected (including during 2025), and may in the future elect, to schedule production shutdowns to align inventory levels with demand and preserve cash flow.
Each of our Biomaterials products has its own unique market drivers and may be subject to volatility in demand, pricing and margins. For example, demand for our 2G bioethanol fuel and tall oil soap may be significantly influenced by government policies, regulatory mandates and incentive programs related to decarbonization, including changes in European and other national renewable fuel policies, and adverse changes could reduce demand, impact pricing or make production less economically attractive. While sales of our 2G bioethanol fuel are pursuant to a long-term offtake agreement, our results may still be adversely affected by changes in policy or eligibility requirements, counterparty performance and our ability to reliably operate and deliver contracted volumes. Demand for lignosulfonates is influenced by construction and other industrial activity, and economic weakness, customer destocking or increased competition from alternative products may pressure volumes and margins. In addition, because certain Biomaterials products are derived from our cellulose operations, our ability to supply these products may be affected by operating rates and production interruptions.
Changes in the availability and price of raw materials and energy and continued inflationary pressure could have a material adverse effect on our business, financial condition and results of operations.
Raw material and energy costs, such as wood, chemicals, oil, natural gas and electricity, are a significant operating expense for us. The cost of these inputs can be volatile and are susceptible to rapid and substantial increases due to factors beyond our control, such as lack of availability, changing economic and weather conditions, political, civil or other unrest or instability in energy-producing nations, and supply and demand considerations. For example, we experienced significant price volatility in various chemicals we use during 2021 and 2022, driven by weather events in the southeastern U.S. that substantially impacted supply. Caustic soda, a key manufacturing input in our high purity cellulose business, has historically had significant price volatility. Similarly, the price of oil and natural gas and their pipeline transportation have historically experienced significant fluctuations based on weather, market demand and other factors. Additionally, industrial and other policies of the governmental agencies having jurisdiction over the suppliers of raw materials to our facilities may change due to changes in political leadership or otherwise, which also could adversely impact the cost of energy and its transportation. Deforestation is an increasing concern where the irresponsible harvest of these raw materials can lead to loss of critical forests and habitats. Sourcing of these materials is under increasing scrutiny due to deforestation, and the availability of these raw materials may be limited in the future.
Given inflation in the broader economy, we monitor the risk that inflation presents to our active and future contracts. In contracts for certain of our products, pricing is set annually or is otherwise not subject to change for a contractually agreed-upon period of time. In these cases, we may have limited ability to pass along fluctuations in input costs. For example, in 2022, we saw broad-based increases in costs from inflation that were material to our business as a whole, including with respect to key product inputs such as wood, energy, chemicals and transportation. Mitigating inflationary impacts through cost surcharges may not be sufficient and continued inflationary pressure could materially adversely affect our profits and margins under our customer contracts. The impact of raw material and energy pricing increases could materially adversely affect our business, financial condition and results of operations.

We are subject to material risks associated with doing business outside of the U.S.
We have large manufacturing operations in Canada and France and a significant portion of our sales are to customers outside the U.S., including China, Europe, Japan, India, Canada, South Korea and other international markets. Sales to customers outside the U.S. made up 68 percent of our revenue in 2025. The manufacture and sale of our products in non-U.S. markets result in risks inherent to conducting business under international laws, regulations and customs. We expect international sales will continue to contribute significantly to our results of operations and future growth. The risks associated with our business operations outside the U.S. include:
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
We have manufacturing operations in the U.S., Canada and France, and we sell our products worldwide, in either USD, CAD or Euros. As a result, we are exposed to movements in foreign currency exchange rates and our earnings are affected by changes in the value of the CAD and Euro relative to the USD. A strengthening of the USD or a weakening of the home currency of the countries where our international competitors manufacture products can adversely impact our competitive position. In addition to ordinary-course currency fluctuations, specific events have had, and could in the future have, an impact on currency valuation. Our risk management policy allows management, with oversight from our Board of Directors, to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates, though no hedges are currently in place. To accomplish this, we have used, and may in the future use, derivative instruments, such as currency options and foreign exchange forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates. Such measures, however, may not fully protect against substantial foreign currency fluctuations and such fluctuations may have a material adverse impact on our business, financial condition and results of operations.

Restrictions on trade through tariffs, countervailing and anti-dumping duties, quotas and other trade barriers, in the U.S. and internationally, could materially adversely affect our ability to access certain markets.
We manufacture our products in the U.S., Canada and France, and sell them in over 40 countries. Our financial results highly depend on our ability to sell our products globally. Trade barriers such as tariffs, countervailing and anti-dumping duties, quotas and other similar restrictions on trade have historically resulted in, and may in the future result in, a material reduction in revenues and profitability. We cannot predict what additional changes to trade policy may be enacted by the U.S. government with the countries where we do business, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. The extent to which these changes in the global marketplace affect our business, financial condition and results of operations will depend on the specific details of the changes in trade policies, their timing and duration, as well as our ability to effectively mitigate their impacts on our business. The effects of previous trade restrictions on our business in China and Canada are discussed further below.
China
In 2025, we had product sales of $273 million shipped to customers in China and, of this amount, $234 million were products manufactured in the U.S. Trade tensions and trade-related actions, such as tariffs and duties, between China and the U.S. have previously impacted our business and our customers’ businesses and could do so in the future. For example, in 2018, in retaliation against U.S. tariffs, China imposed a tariff on certain U.S. exports, including all wood pulp sold by us from the U.S. into China. This caused a significant decline in operating income for as long as the tariffs remained in place. Similarly, in 2025, China imposed retaliatory tariffs on the U.S., including our commodity fluff sold into China, which significantly impacted our operating income and may continue to do so as long as they remain in place.
Failure by the U.S. and Chinese governments to reach mutually acceptable agreements regarding trade, as well as continued trade volatility and additional trade-related actions by the Chinese government, could have a material adverse impact on our business, financial condition and results of operations.
Canada
In 2025, product sales of $133 million were generated from RYAM’s Canadian exports to the U.S. The U.S. and Canada have a history of trade disputes, dating to the early 1980s, in particular related to the export of softwood lumber from Canada into the U.S. Each dispute was resolved via agreement or litigation, which generally involved some combination of duties and/or quotas, as well as a return of all or most of the duties previously paid by Canadian softwood lumber producers. In October 2015, a 10-year softwood lumber agreement expired and no agreement was reached to extend or renew it. As a result, the U.S. commenced an investigation of lumber exports from Canada into the U.S. that resulted in the assessment of duties on lumber exported into the U.S., which Canada continues to challenge on numerous legal fronts. With the 2024 sale of our softwood lumber duty refund rights, this dispute is no longer potentially adversely impactful to our business. However, failure by the U.S. and Canadian governments to reach acceptable agreements regarding future trade could have a materially adverse impact to our business, financial condition and results of operations.
Business and Operational Risks
Our ten largest customers represented a significant portion of our 2025 revenue and the loss of all or a substantial portion of our revenue from these customers would likely have a material adverse effect on our business.
While we are not dependent on any single customer or group of customers and we continue to strive to broaden and diversify our customer base, our ten largest customers accounted for a significant portion, approximately 38 percent, of our 2025 revenue. Due to the highly competitive nature of our businesses, we regularly bid to both acquire new business and retain existing business. As such, we are subject to the potential for material changes in revenue and sales volumes. The loss of all or a substantial portion of sales of any of our largest customers, or significant, unfavorable changes to pricing or terms contained in contracts with them, could materially adversely affect our business, financial condition and results of operations.
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
Any of our manufacturing facilities, or a significant portion of any of our facilities, could cease operations unexpectedly or suffer a material disruption to all or a portion of its operations due to a number of material adverse events, including:
•unscheduled outages or downtime due to the need for unexpected maintenance or equipment failure, including boilers and turbines that produce steam and electricity, pollution control equipment and equipment directly used to manufacture our products. We experienced significant reliability issues during the first quarter of 2019 at our Temiscaming, Quebec plant and during the third quarter of 2021 at our Jesup, Georgia plant. In the fourth quarter of 2024, a fire at our Jesup plant impacted operations for two weeks;
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
•labor interruptions, including strikes and short duration walkouts, such as the walkouts in 2019, 2021 and 2025 at our plant in Tartas, France;
•terrorism or threats of terrorism;
•epidemics and pandemics;
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
Wood fiber is the largest volume raw material used in the manufacturing of virtually all our products. Many factors can impact its availability and pricing. Fiber for our U.S. and France facilities is primarily harvested from privately-held lands, while fiber for our Canadian facilities is harvested mainly from lands owned or controlled by the governments of the provinces of Ontario and Quebec, referred to as “Crown Lands.” In connection with the sale of our lumber and newsprint assets in August 2021, we transferred agreements with provincial authorities, which granted timber “tenures” for terms varying from five to 20 years, to a third party. Concurrent with the transaction, we entered into a 20-year assignable wood chip and residual fiber supply agreement with the buyer of those assets, securing supply for our operations at the Temiscaming plant. There can be no assurance that, upon the termination of this wood chip and residual fiber supply agreement due to its natural expiration or otherwise, this agreement will be renewed, extended or replaced in the future on acceptable terms, or at all.
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
If any of our transportation providers fail to deliver the goods we manufacture in a timely manner, or damage them during transport, we may be unable to sell those products at full value, if at all. Similarly, if any of these providers fail to deliver raw materials to us in a timely manner, we may be unable to timely manufacture our products in response to customer demand. In addition, the cost of energy, and specifically fuel, may adversely impact the cost of transporting our products. Finally, if the domestic rail or truck service providers, or the port system that we rely on for international shipping, suffer work stoppages, slowdowns or strikes, our business could be materially adversely impacted.
Substantial capital is required to maintain our production facilities, and the cost to repair or replace equipment, as well as the associated downtime, could materially adversely affect our business.
We operate capital-intensive businesses and require substantial capital for ongoing maintenance, repair and replacement of existing facilities and equipment. Failure to invest sufficient capital into ongoing maintenance could jeopardize our operational efficiency. Additionally, the risk of significant unexpected equipment failure increases as certain assets near the end of their useful life, further threatening operational performance and increasing the risk of unplanned downtime. Although we endeavor to maintain our production equipment with regularly scheduled maintenance, key pieces of equipment and systems, some of which are large in scale, may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could adversely affect our financial condition and results of operations. In addition, new or existing environmental regulations sometimes require additional capital expenditures for compliance. We believe our capital resources are currently adequate to meet our projected operating needs, capital expenditures and other cash requirements. However, our inability to provide for our operating cash requirements on reasonable economic terms could materially adversely affect our business, financial condition and results of operations.

We face risks to our assets, including the potential for substantial impairment of our long-lived assets.
We have major manufacturing operations in the U.S., Canada and France, which are conducted through four production facilities. Our ability to generate sufficient cash flows to fully recover the carrying value of our assets depends on the successful execution of our strategies and may be materially adversely impacted by a significant change in business climate, disruptions in the global economy, unanticipated competition or other causes of a material decline in demand, an adverse action or assessment by a regulator, significant disposal activity, by sale or otherwise, or a material change in how we manage our assets, among other things. If any such events or circumstances arise and it is determined that sufficient future cash flows do not exist to support the current carrying value, we would be required to record an impairment charge for our long-lived assets. In the first quarter of 2026, we determined that we would permanently cease DWP production at the Temiscaming site. The accounting impact of this decision is currently being assessed and may result in a non-cash asset impairment in the first quarter of 2026. See Note 7—Property, Plant and Equipment, Net to our Financial Statements for details of impairments recorded in the periods presented.
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
The vast majority of our DTAs are in Canada. We incurred a cumulative adjusted pre-tax loss in Canada over the three most recent fiscal years ending in 2025. We expected to incur this cumulative loss in Canada based on projections in the second quarter of 2025 and, as a result of the significant weight of this negative evidence, recorded a full valuation allowance against these assets in that quarter. The result was a $337 million tax expense. Barring positive evidence that changes this conclusion, future Canadian earnings will not result in tax expense or benefit on our financial statements. The valuation allowance does not impact our legal right to use the deferred tax assets against cash taxes and future recognition will continue to be evaluated as market conditions evolve. Our remaining net DTA was $11 million as of December 31, 2025. See Note 21—Income Taxes to our Financial Statements for further details.
Failure to maintain satisfactory labor relations could have a material adverse effect on our business.
As of December 31, 2025, 68 percent of our global workforce was unionized. We are required to negotiate the wages, benefits and other terms of employment with these employees collectively. Our financial results could be materially adversely affected if labor negotiations result in substantially higher compensation costs or materially restrict how we are able to run our operations. In addition, our inability to negotiate acceptable contracts with any of these labor unions as existing agreements expire could result in strikes or work stoppages by the affected workers. While we do not expect any labor interruptions of significant duration, if our unionized employees were to engage in a strike or other work stoppage, such as the short-duration walkouts in 2019, 2021 and 2025 at our plant in Tartas, France, at one or more of our major facilities, we could experience a significant disruption of our operations, which could materially adversely affect our business, financial condition and results of operations.
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

In January 2026, we appointed a new CEO. Leadership transitions may result in changes to strategic priorities, operating approaches, capital allocation decisions and management processes. Such transitions may create uncertainty among employees, customers, suppliers and investors and may increase the risk of turnover among key personnel. In addition, the successful execution of our strategic priorities depends on the ability of our executive leadership team to effectively manage change, align the organization and maintain focus on operational performance and cash generation. If our leadership transition results in disruption to our operations, loss of key talent or an inability to effectively execute our strategic initiatives, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Failure to meet our customers’ needs through the development of new products or the discovery of new applications for our existing products, or our inability to protect the intellectual property underlying new products or applications, could have a material adverse impact on our business.
The industries and end markets into which we sell our products experience technological change and product improvement. Manufacturers may introduce new products or require new technological capacity to develop customized products. Our future growth depends on our ability to gauge the direction of our customers’ commercial and technological progress in the key end markets into which we sell our products and then invest sufficient strategic capital to successfully develop, manufacture and sell products in these end markets.
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
Failure to integrate AI and similar advanced technologies into our business processes may materially adversely affect our competitive position and results of operations.
Rapid advancements in AI, machine learning, automation and data analytics technologies are transforming many industries and may significantly alter competitive dynamics. Our competitors may adopt AI-driven tools and technologies more quickly, more effectively or at a lower cost than we do. The use of AI may enable competitors to enhance product development, improve manufacturing efficiency, optimize supply chains, better predict customer demand, reduce operating costs, accelerate innovation cycles, improve pricing strategies or deliver more customized products and services. If our competitors are able to leverage AI to operate more efficiently or to offer superior or lower-cost products and services, we may experience reduced demand for our offerings, pricing pressure, loss of market share and margin compression.
Our ability to effectively compete will depend, in part, on our ability to successfully evaluate, adopt, develop, integrate and govern AI technologies in a responsible and compliant manner. Implementation of AI solutions may require significant investment in data infrastructure, cybersecurity, talent and compliance frameworks. If we are unable to make such investments on a timely basis, fail to attract or retain qualified personnel, lack sufficient high-quality data or encounter technological or operational challenges in deploying AI, we may be at a competitive disadvantage.
Additionally, the regulatory environment surrounding AI is rapidly evolving. Competitors operating in jurisdictions with more favorable regulatory regimes or who assume greater regulatory risk may achieve advantages in speed to market or cost structure. If we adopt a more conservative approach to AI deployment due to legal, ethical, reputational, or compliance considerations, our competitors may gain a relative advantage.
Any of the foregoing factors could materially adversely affect our business, financial condition, results of operations and long-term growth prospects.

Loss of our intellectual property and sensitive data or disruption of our manufacturing operations due to a cybersecurity incident could materially adversely impact our business.
Like most companies, we have been, and expect to continue to be, subject to cybersecurity threats, including attempted cyber intrusions. One form of attempted cyber intrusion that has become increasingly prevalent is the practice of cyber extortion, particularly through the use of ransomware. The sophistication of cybersecurity threats continues to grow, and the use of emerging technologies, such as AI and quantum computing, for nefarious purposes increases the risk of cybersecurity incidents. Cyber intrusions targeting our business systems, operational tools and external vendor software could compromise our intellectual property and confidential business data, cause a disruption to our operations or damage our reputation. To address these challenges, we use advanced detection systems and artificial intelligence-driven threat mitigation tools. Functions that serve an important role in the efficient operation of our business include purchasing and fulfillment, inventory and manufacturing process management, the reporting of financial results and various other business process support. We have established and maintain cybersecurity policies, programs, controls and systems. These measures are in place to safeguard against, detect and manage cybersecurity risks across our processes, including those associated with our third-party service providers, on whom we rely to maintain security programs that align with their respective risks. While we have not experienced any material information systems security breaches within the periods being reported (or, to the best of our knowledge, any material information systems security breach prior to that), there can be no assurance that our or our third-party service providers’ security efforts and programs will be successful and/or that a material cybersecurity incident will not occur in the future. Such an event could have a material adverse impact on our financial condition and results of operations.
Our strategic initiatives and operating priorities may not achieve their intended results.
We have implemented, and may continue to implement, strategic initiatives and operating priorities designed to improve free cash flow, reduce leverage, enhance operational performance and strengthen the long-term earnings power of our businesses. The successful execution of these initiatives depends on a number of assumptions regarding market conditions, operating performance, capital allocation and cost structure improvements.
The execution of strategic initiatives is subject to numerous risks and uncertainties, including:
•our ability to achieve anticipated cost savings, productivity gains and operational improvements;
•potential disruption to our operations, workforce, supplier base or customer relationships;
•the risk that market conditions deteriorate or fail to improve as expected;
•the possibility that costs associated with strategic initiatives, capital investments or operational changes are greater than anticipated;
•challenges in executing capital allocation decisions or other strategic alternatives on acceptable terms, or at all; and
•the risk that anticipated benefits are not realized within expected timeframes, or at all.
In addition, the implementation of strategic initiatives may require us to incur additional charges, including restructuring costs, asset impairments or other expenses. If we are unable to successfully execute our strategic initiatives, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Challenges and uncertainties in executing our strategy to grow our Biomaterials business may adversely impact our business and financial results.
The successful execution of our strategy to grow our Biomaterials business is subject to a number of potential challenges and uncertainties.
Certain regulatory approvals may be required in connection with the expansion of our Biomaterials business and its underlying projects. Denial or delay of such approvals or changes in requirements could impact our ability to commercialize these products as planned. For example, we are in the process of formally challenging through the courts a denial of a permit to construct a proposed bioethanol plant within the boundary of our Fernandina facility.
Market viability of our Biomaterials products depends on various factors including demand for renewable alternatives, customer acceptance and the economic viability of our products relative to fossil fuel-based options. If demand does not develop as expected, or if regulatory incentives or sustainability priorities change or decline, our ability to generate expected returns could be adversely affected. Additionally, competition from other bio-based technologies or synthetic alternatives could limit our ability to capture market share.

Our ability to fund the growth of our Biomaterials business depends on meeting financial and operational targets that align with investor and lender expectations. For example, our ability to secure future funding under existing funding agreements is subject to key project milestones, conditions and thresholds, and the failure to achieve these could delay access to capital, require us to seek alternative financing on less favorable terms or limit our ability to proceed with planned investments in biomaterials production.
Failure to successfully navigate these and related challenges impacting our Biomaterials strategy could adversely affect our ability to generate expected returns and fully realize the business’s long-term growth potential.
Regulatory and Environmental Risks
Our business is subject to extensive environmental laws, regulations and permits that may materially restrict or adversely affect how we conduct business and our financial results.
Our plants are subject to environmental laws, regulations and permits that may require significant capital to enable our compliance or that could limit our operations and production. We are subject to environmental laws, regulations and permits that contain stringent conditions governing how we operate our facilities, including how much and, in some cases, what types of products we can produce. These laws, regulations and permits, now and in the future, may materially adversely restrict our current production, limit our ability to increase production and impose significant costs on our operations with respect to environmental compliance. We expect compliance-related capital expenditures and operating costs to likely increase over time as environmental laws, regulations and permit conditions become stricter and as community expectations in the areas where we operate continue to evolve.
Environmental laws, regulations and permits are constantly changing and may become more restrictive. Laws, regulations, permits and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These laws and regulations may limit, prohibit or affect, among other things, air emissions, wastewater discharges, receiving water quality, water withdrawal, remedial standards for contaminated property and groundwater, and the type of chemicals we use in our manufacturing processes. Over time, the complexity and restrictions imposed by these laws and regulations have increased and regulatory enforcement efforts have intensified. Environmental regulatory authorities have pursued several initiatives that, if implemented, could impose additional obligations and constraints on our operations, especially in air emissions, wastewater and stormwater control. See Item 1—Business—Environmental Matters of this 2025 Form 10-K for further information. Environmental laws and regulations may continue to become more restrictive and over time could materially adversely affect our business, financial condition and results of operations.
Environmental groups, Indigenous communities and interested parties may seek to delay or prevent a variety of our operations. We expect that environmental groups, Indigenous communities and interested individuals will intervene with increasing frequency in the regulatory processes in areas where we operate. Generally, environmental permitting programs in all areas where we operate include provisions for public and stakeholder engagement for both renewal of existing permits and approval for expansions or modifications of our manufacturing operations. For example, in Canada, direct consultation with Indigenous communities may also be required. Delays, restrictions and increased costs caused by the intervention of these groups or interested individuals could adversely affect our operating results or growth opportunities. In addition to intervening in permit proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. For example, environmental groups have previously challenged wastewater discharge permits for our Jesup, Georgia facility, and in August 2025 filed an administrative appeal of the reissuance of our NPDES permit for that facility, which remains pending. Additionally, in early 2025, the City of Fernandina Beach denied our site plan application for a proposed bioethanol facility and we are engaged in an ongoing administrative and legal dispute regarding that decision. An adverse outcome in these or similar proceedings could result in delays, more stringent permitting conditions, increased compliance costs, capital expenditures or limitations on our operations.

We currently own and may acquire properties that require environmental remediation or otherwise are subject to environmental and other liabilities. We currently own, and may acquire in the future, properties that are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other liabilities. In addition, we have such liabilities at properties, such as formerly operated manufacturing facilities, that we no longer own. The cost of assessment and remediation of contaminated properties could be substantial and materially adversely affect our financial results. These costs could include investigation and assessment, corrective measures, installation of pollution control equipment and other remediation and closure costs, as well as costs to resolve third-party claims for property damage and personal injury as a result of alleged violations of, or liabilities arising out of, environmental laws and regulations. Although we believe we have adequate liabilities recorded for known environmental liabilities, legal requirements relating to assessment and remediation of contaminated properties may over time become more stringent and there can be no assurance that actual expenditures will not exceed current liabilities and forecasts or that other presently unknown liabilities will not be discovered in the future. See Item 1—Business—Environmental Matters and Note 11—Environmental Liabilities to our Financial Statements for additional information.
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
Regulatory risks associated with climate change. There are numerous international, federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S., Canada and France, where we have operations, most of these initiatives and proposals would, or currently do, regulate and/or tax the production of carbon dioxide and other GHGs to facilitate the reduction of carbon compound emissions into the atmosphere and provide incentives to produce and use more “clean energy.” Initiatives that materially impact purchased electricity prices could increase our manufacturing costs, especially in our Canadian operations, which use more purchased electricity (on a percentage basis) than our U.S. facilities. In addition, the federal government of Canada has indicated its intent to regulate priority air pollutants and GHGs under its Clean Air Act and Canadian Environmental Protection Act. Although our existing pollution control systems are designed to manage criteria pollutants such as particulate matter, SOx and NOx, more stringent requirements or new GHG reduction mandates could require additional capital expenditures, operational modifications or technology investments. While industry consultations are ongoing with the federal government of Canada, the potential cost of compliance with such future regulatory requirements cannot be reasonably estimated at this time. However, the requirements associated with particulate matter, SOx and NOx are not expected to be material to our business given our current operations and pollution control systems.
The federal government of Canada has adopted the Greenhouse Gas Pollution Pricing Act, which implements the federal carbon pollution pricing system. Under the provisions of this Act, the provinces that have previously implemented their own carbon pollution price, or “cap-and-trade” system, will not be subject to the federal program provided their program meets the minimum federal pricing and emissions reduction targets. Quebec has a cap-and-trade program for GHGs that meets the minimum criteria, and our Temiscaming, Quebec plant was a net purchaser of credits under this program in 2025. To date, the cost of GHG credits under cap-and-trade programs purchased by our business and incorporated into the overall cost of our purchased wood fiber has not been material. However, changes in certain factors such as increases in carbon prices, reductions in free allocations, changes in eligibility criteria or expansion of regulatory coverage could materially increase our operating costs in the future.
As regulators increasingly focus on climate change and other sustainability issues, we have and may become subject to new disclosure frameworks and regulations. In recent years, new and potential regulatory requirements, such as the European Commission’s Corporate Sustainability Reporting Directive, the European Green Deal, the European Union Deforestation Regulation and the State of California’s new climate change reporting requirements for certain entities conducting business in the state, have mandated, or seek to mandate, expansive disclosure on various sustainability and ESG topics, including climate change, biodiversity, workforce, supply chain and business ethics, alongside carbon emissions reductions and energy efficiency standards. We are closely monitoring these rules and regulations and their potential impact on us. Our compliance with such rulemakings may require significantly increased effort and costs.

Transition risks associated with climate change. The global transition to a low carbon economy, as predicted by many investors and other stakeholders, poses both risk and opportunity for us that are, as yet, unable to be quantified. Similar to other manufacturers in our industry, we use biomass, natural gas, liquid fossil fuels and purchased electricity to power our plants. Changes in policy, regulation or technology related to fuels that we, or our electricity providers, use could materially increase our costs. Additionally, customers continue to express a desire for certified material and improvements in sustainable performance, which may cause us to incur additional costs, invest more in R&D, implement emerging technologies or make other changes to our operations to respond to such demands, which could require additional material expenditures.
The primary input of all our products is wood — a renewable, natural raw material. Further, our Cellulose Specialties products are produced from natural polymers and can be used as an effective, more climate-friendly substitute for certain applications that currently use fossil fuel-based products. We continue to explore additional climate-friendly applications for existing products and pursue projects to develop new sustainable products from renewable resources, including our operational 2G bioethanol facility in France and our planned bioethanol plant at Fernandina Beach. However, these opportunities carry technical, market and regulatory uncertainties, and their long-term financial impact remains unknown at this time.
Physical risks associated with climate change. The potential impacts of extreme weather, such as hurricanes, blizzards, wildfires and heavy rain, that could result from the impacts of climate change, are factored into our enterprise risk assessment process and the mitigation measures we currently take to protect our assets and business. It is not clear whether an increased frequency of these or similar events would materially change our risk profile, analyses or mitigation measures, but there can be no assurance that they would not require additional capital investment, higher insurance costs, operational downtime or other material expenditures.
In sum, additional business and regulatory initiatives may be implemented to address GHG emissions and other climate change-related concerns. If such initiatives are implemented, we may be required to incur additional capital expenditures, increased operating costs for wood fiber or raw materials and/or increased mitigating expenses, such as carbon taxes or other charges, to address and comply with any such initiatives. No assurance can be given that the increased costs associated with compliance with future GHG-related requirements will not have a material adverse effect on our business, financial condition and results of operations.
Financial Risks
We may need to make significant additional cash contributions to our retirement benefit plans if investment returns on pension assets are lower than expected or interest rates decline, and/or due to changes to regulatory, accounting and actuarial requirements.
We have defined benefit pension and postretirement plans, which cover many of our salaried and hourly employees in the U.S. and Canada, some of which are required to maintain certain capitalization levels or periodic contributions to ensure that applicable legal requirements are met. Because it is unknown what interest rates and the investment return on pension assets will be in future years, no assurances can be given that applicable law will not require us to make future material plan contributions. In addition, new accounting rules and/or changes to actuarial requirements may also result in the need for additional contributions to the plans. Any such contributions could materially adversely affect our financial condition. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Note 19—Employee Benefit Plans to our Financial Statements for additional information about these plans.
We have debt obligations that could materially adversely affect our business and our ability to meet our obligations.
As of December 31, 2025, our total indebtedness was $779 million. This significant amount of debt could have material adverse consequences for us and our investors, including:
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
•placing us at a disadvantage to our competitors that may not be as highly leveraged;
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock; and
•limiting access to liquidity, including through our asset-based revolving credit facility.

These risks could increase to the extent we incur additional indebtedness. In addition, our actual cash requirements in the future may be greater than expected. Our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. See Note 10—Debt and Finance Leases to our Financial Statements for further information regarding our debt obligations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our information technology systems serve an important role in the efficient operation of our business. Identifying, assessing and managing material risks from cybersecurity threats are activities integrated into our overall risk management system. Cybersecurity risks are identified and addressed through coordinated efforts of our internal information technology security teams, internal governance and compliance reviews. Our security program also involves the engagement of external consultants to assist us with the review of our assessment and risk mitigation strategies for cybersecurity threats and the development of new approaches as needed.
To safeguard our information technology systems against cyber threats, we conduct regular risk assessments to identify and address both new and recurring vulnerabilities. These efforts include tabletop exercises and penetration testing, which provide valuable insights to enhance our cybersecurity posture. We also utilize advanced tools that continuously monitor and evaluate our systems, enabling proactive prevention, detection, investigation, resolution and recovery from cybersecurity incidents. We maintain processes to oversee and identify cybersecurity risks associated with third-party service providers, including formalized security reviews during onboarding, contract requirements addressing cybersecurity and expanded monitoring for providers with system access or data exchange. Cybersecurity events, including those reported to us by third-party service providers, are assessed for their severity and potential impact on our business using both quantitative and qualitative criteria, ensuring appropriate prioritization for response and remediation.
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
Under the oversight of our Audit Committee, our CEO-chaired Enterprise Risk Management team and our chartered Cybersecurity Governance Committee convene at least quarterly to assess the identification and mitigation of cybersecurity risks, ensure the effective execution of our cybersecurity strategy and verify that our cybersecurity processes are adequately strengthened. The Cybersecurity Governance Committee is also responsible for evaluating findings and proposals presented by external consultants and developing the appropriate remediation actions. These teams are informed of cybersecurity threats and incidents through their management of the cybersecurity risk management and strategy processes described above and report any such items to the Audit Committee as deemed appropriate.

The individuals responsible for the day-to-day management and assessment of cybersecurity risks include our Vice President of Information Technology and our Director of IT Cybersecurity and Infrastructure, both of whom bring extensive expertise in cybersecurity risk management. The Vice President of IT has over 30 years of experience in enterprise IT strategy and governance, with a strong background in project management and ERP implementations. The Director of IT Cybersecurity and Infrastructure has over 25 years of experience in manufacturing IT, specializing in enterprise infrastructure, process control and cybersecurity. Additionally, our internal security and risk management teams consist of professionals with specialized expertise in intrusion detection and prevention, network security and endpoint defense, thereby ensuring a comprehensive approach to cybersecurity risk assessment and mitigation.
Item 2. Properties
The following table details the material properties we owned or leased at December 31, 2025:

Location by Operating Segment	Annual Production Capacity(a)	Owned/Leased
Cellulose Facilities
Jesup, Georgia, United States	330,000 MTs of cellulose specialties or commodities products 270,000 MTs of cellulose commodities products	Owned
Fernandina Beach, Florida, United States	155,000 MTs of cellulose specialties or commodities products	Owned
Temiscaming, Quebec, Canada(b)	140,000 MTs of cellulose specialties or commodities products	Owned
Tartas, France	130,000 MTs of cellulose specialties or commodities products	Owned

Biomaterials - Bioethanol Facility
Tartas, France	21 million liters of 2G bioethanol fuel	Owned

Paperboard Facilities
Temiscaming, Quebec, Canada	180,000 MTs of paperboard	Owned

High-Yield Pulp Facilities
Temiscaming, Quebec, Canada	290,000 MTs of high-yield pulp	Owned

Corporate and Other
Jacksonville, Florida, United States	Corporate Headquarters	Leased

(a)Based on historically demonstrated production capabilities of the facility equipment, which may differ from production rates demonstrated in recent years. Actual production is impacted by overall equipment effectiveness and market circumstances.
(b)In July 2024, we indefinitely suspended operations at our Temiscaming cellulose plant and in the first quarter of 2026, we determined that we will permanently cease DWP production at the site. Our Paperboard and High-Yield Pulp operating segments continue to operate at full capacity, subject to market conditions. See Note 3—Indefinite Suspension of Operations for further information.
Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. As a result, production capacities may vary from the amounts listed above. These facilities, warehouses, machinery and equipment that we owned or leased as of December 31, 2025 are, with the exception of the Temiscaming cellulose plant, in good operating condition and in regular use.
Item 3. Legal Proceedings
As disclosed in Note 23—Commitments and Contingencies to our Financial Statements, we are engaged in certain legal proceedings. The disclosures set forth in Note 23 relating to legal proceedings are incorporated herein by reference.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the trading symbol “RYAM.”
Holders
The number of record holders of our common stock at March 3, 2026 was 2,650.
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
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of RYAM common stock during the quarter ended December 31, 2025:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
September 28 to November 1	1,336	$5.65	—	$60,294,000
November 2 to November 29	—	$—	—	$60,294,000
November 30 to December 31	—	$—	—	$60,294,000
Total	1,336		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)In January 2018, our Board of Directors authorized a share buyback program pursuant to which we may, from time to time, purchase shares of our common stock with an aggregate purchase price of up to $100 million. As of December 31, 2025, the remaining unused authorization under the share buyback program was $60 million. See Note 15—Stockholders’ Equity to our Financial Statements for further information.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information relating to our equity compensation plans.

Stock Performance Graph
The following graph compares the performance of a $100 investment in our common stock, assuming reinvestment of dividends, with the same investment in a broad-based market index, the S&P Small Cap 600, and an industry-specific index, the S&P 500 Materials, over the five-year period beginning December 31, 2020. The graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Recent Sales of Unregistered Equity Securities
    We did not issue or sell any unregistered equity securities in 2025.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the financial information appearing elsewhere in this 2025 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Forward-Looking Statements and Item 1A—Risk Factors in this 2025 Form 10-K.
This section primarily discusses 2025 and 2024 items and comparisons between these years, with the exception of our “Operating Results by Segment,” which has been recast in line with our new segment reporting structure for all periods presented. For a discussion of all other year-over-year comparisons between 2024 and 2023 and other financial information related to 2023 that is not included in this 2025 Form 10-K, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.
Overview of Operations
We are a diversified global leader of cellulose-based technologies, operating in the following segments:
•Cellulose Specialties
•Biomaterials
•Cellulose Commodities
•Paperboard
•High-Yield Pulp
Prior to 2025, the Cellulose Specialties, Biomaterials and Cellulose Commodities operating segments were reported as a single segment, High Purity Cellulose. In the first quarter of 2025, we determined that the performance and outlook of the High Purity Cellulose business would be better managed as three separate businesses. Prior period segment results have been recast to align with this new segment reporting structure. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments. See Note 22—Segment and Geographical Information to our Financial Statements for further information.
In January 2026, we appointed a new CEO who also assumed the role of CODM. Operating segments are determined based on how the CODM reviews and evaluates company operations for purposes of assessing performance and allocating resources. As a result of this leadership transition, we will evaluate whether any changes to our reportable segment structure are required in 2026.
Cellulose Specialties
We are the leading global producer of cellulose specialties, which are primarily used in dissolving chemical applications that require a highly purified form of cellulose, including liquid crystal displays, filters, textiles and performance additives for pharmaceutical, food and other industrial applications. Pricing for our cellulose specialties products is typically set by contract for at least one year, based on negotiations with customers. Key input costs — wood, chemicals and energy — represent approximately 45 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Biomaterials
Our specialized assets also produce biomaterials, including biofuels, lignosulfonates, tall oil soap, HCE and turpentine. Sales of lignin, a by-product of our manufacturing process, are also included in the Biomaterials operating segment. Commercial sales of our wood-based 2G bioethanol fuel are in accordance with a long-term offtake agreement with a large international petrochemicals company. Pricing for the other biomaterials that we currently produce is based on the market dynamics of supply and demand. Key input costs — chemicals and energy — represent approximately 30 percent of our cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.

Cellulose Commodities
Our Cellulose Commodities products are primarily used for absorbent materials and viscose applications. Absorbent materials, typically referred to as fluff, are used as an absorbent medium in consumer products. Commodity viscose is a raw material required for the manufacture of viscose staple fibers, which are used in woven and non-woven applications. Pricing for commodity products is typically referenced to published indices or based on publicly available spot market prices. Key input costs — wood, chemicals and energy — represent approximately 40 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Cellulose Production Facilities
Our three operating production facilities, located in the U.S., Canada and France, have a combined annual production capacity of 885,000 MTs of cellulose specialties and commodities products, excluding the 140,000 MTs capacity of the Temiscaming cellulose plant whose operations were indefinitely suspended in July 2024 and permanently ceased DWP production in the first quarter of 2026. Of our total annual capacity, we dedicate 270,000 MTs of annual production to commodities products, primarily fluff. We can shift our cellulose manufacturing assets from cellulose specialties production to cellulose commodity fluff and viscose production. Our operating lines fluctuate the production of cellulose specialties and commodities products based on market conditions and to generate the most attractive margins. Our Tartas cellulose plant and Temiscaming cellulose plant (when operating) also produce bio-generated electricity utilizing renewable biomass. See Note 3—Indefinite Suspension of Operations to our Financial Statements for further information regarding the indefinite suspension of Temiscaming cellulose operations.
Paperboard
We manufacture Kallima® Coated Cover Paperboard that is used for packaging, printing documents, brochures, promotional materials, paperback book and catalog covers, file folders, tags and lottery tickets. Pricing for paperboard is typically referenced to published indices and marketed through our internal sales team. Our production facility, located in Canada, has an annual production capacity of 180,000 MTs of paperboard. Key input costs — wood pulp, chemicals and energy — represent approximately 50 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
High-Yield Pulp
We manufacture high-yield pulp, which paper manufacturers use to produce paperboard, packaging, coated and uncoated printing and writing paper, specialty papers and various other paper products. Pricing for high-yield pulp is typically referenced to published indices marketed through our internal sales team. Our production facility in Temiscaming has an annual production capacity of 290,000 MTs of high-yield pulp. Key input costs — wood, chemicals and energy — represent approximately 35 percent of our per MT cost of sales. Transportation, depreciation, labor, maintenance and other manufacturing fixed costs represent our remaining cost of sales.
Recent Business Developments
•In August 2025, RYAM and USW jointly filed petitions with the USITC and the USDOC alleging that Brazilian and Norwegian producers of HPDP are selling into the U.S. market at unfairly low prices or with the benefit of government subsidies, causing material injury to the U.S. HPDP industry and its workers. In September 2025, the USITC issued an affirmative injury determination, advancing the case to the USDOC, where preliminary determinations are expected in the first half of 2026. The USITC’s decision represents an important step toward restoring fair competition in the U.S. market and promoting greater pricing stability going forward.
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

Business Outlook
2025 was a challenging year for RYAM, with results impacted by various disruptions and a difficult demand environment. As we enter 2026, our message is simple: restore positive free cash flow and sharpen the organization’s focus on disciplined execution.
In 2026, our priorities are clear:
•Deliver positive free cash flow and exit 2026 with building momentum
•Assert our leadership in Cellulose Specialties
•Drive year-over-year EBITDA improvement across every business
Our outlook is directional and centered on execution, cash discipline and measurable improvement across the portfolio.
Cellulose Specialties
We expect improvement to be driven by disciplined commercial execution, including pricing actions that reflect the value of our products. Volumes are expected to be pressured early in 2026 as customers adjust ordering and inventory positions, with improvement building as the year progresses. The focus remains on execution, service and cash conversion.
Biomaterials
Our near-term focus is operational execution to support improved feedstock availability and stable performance at our existing bioethanol operations. We will continue to evaluate additional Biomaterials projects with a disciplined lens on returns and execution risk.
Cellulose Commodities
Market conditions remain challenging, particularly in fluff, with continued weakness tied to China dynamics. We will continue to run the business with a focus on reliability, cost control and disciplined working capital, while navigating demand variability across commodity grades. We will also look to drive incremental value where we have the ability to do so, including through pricing, mix and commercial actions across the commodity portfolio.
Paperboard
We expect year-over-year improvement to be supported by new product commercialization and volume increases, with pricing stabilizing as supply and demand dynamics improve, alongside continued operational and cost discipline.
High-Yield Pulp
We expect year-over-year improvement to be supported by new product commercialization, with these products carrying premium pricing as we expand into higher-value end markets.
Corporate / Other
We will maintain strict control of discretionary spending and continue driving structural efficiencies, with a focus on supporting cash generation and execution across the businesses.
Capital allocation
We remain committed to disciplined capital allocation and liquidity management. We will prioritize and reduce capital expenditures with a focus on near-term cash generation and deleveraging and will continue to evaluate capital return options within our capital allocation framework as performance and financial flexibility improve.
See Performance and Liquidity Indicators below for a discussion of non-GAAP financial measures.

Results of Operations

	Year Ended December 31,
(in millions, except percentages)	2025	2024	2023
Net sales	$1,466	$1,630	$1,643
Cost of sales	(1,347)	(1,464)	(1,555)
Gross margin	119	166	88
Selling, general and administrative expenses	(84)	(92)	(76)
Foreign exchange gain (loss)	(5)	7	(3)
Asset impairment	—	(25)	(62)
Indefinite suspension charges	(1)	(17)	—
Other operating income (expense), net	(25)	—	(12)
Operating income (loss)	4	39	(65)
Interest expense	(98)	(86)	(74)
Components of pension and OPEB, excluding service costs	1	3	—
Debt refinancing charges	—	(10)	—
Other income (expense), net	(2)	5	7
Loss from continuing operations before income tax	(95)	(49)	(132)
Income tax (expense) benefit	(323)	9	32
Equity in loss of equity method investments	(5)	(2)	(2)
Loss from continuing operations	(423)	(42)	(102)
Income from discontinued operations, net of tax	3	3	—
Net loss	(420)	(39)	(102)
Net income attributable to redeemable noncontrolling interest	—	—	—
Net loss attributable to RYAM	$(420)	$(39)	$(102)

Gross margin %	8.1%	10.2%	5.4%
Operating margin %	0.3%	2.4%	(4.0)%
Effective tax rate	(340.1)%	18.1%	24.4%
Net Sales

	Year Ended December 31,
(in millions)	2025	2024	2023
Cellulose Specialties	$862	$921	$825
Biomaterials	31	30	29
Cellulose Commodities	313	355	462
Paperboard	179	228	219
High-Yield Pulp	112	127	136
Eliminations	(31)	(31)	(28)
Net sales	$1,466	$1,630	$1,643
2025 versus 2024
Net sales decreased $164 million, or 10 percent, in 2025 compared to 2024 driven by lower average sales prices in our Paperboard and High-Yield Pulp operating segments and lower sales volumes across all segments that were largely a response to imposed tariffs, lower Temiscaming sales in 2025 due to the indefinite suspension of cellulose operations, increased competitive activity, operational challenges in 2025 and labor strikes at the Tartas cellulose plant in 2025. These decreases were partially offset by higher average sales prices in our Cellulose Specialties and Cellulose Commodities operating segments that were driven by negotiated price increases and sales mix.

2024 versus 2023
Net sales decreased $13 million, or 1 percent, in 2024 compared to 2023 driven by lower average sales prices in our Cellulose Commodities, Paperboard and High-Yield Pulp operating segments and lower sales volumes in our Cellulose Commodities operating segment, partially offset by higher average sales price and sales volumes in our Cellulose Specialties operating segment and higher sales volumes in our Paperboard operating segment. See Operating Results by Segment below for further discussion.
See Operating Results by Segment below for further discussion.
Operating Income (Loss)

	Year Ended December 31,
(in millions)	2025	2024	2023
Cellulose Specialties	$160	$183	$108
Biomaterials	6	6	10
Cellulose Commodities	(55)	(113)	(160)
Paperboard	(7)	31	37
High-Yield Pulp	(30)	(8)	(3)
Corporate	(70)	(60)	(57)
Operating income (loss)	$4	$39	$(65)
2025 versus 2024
Operating income declined $35 million, or 90 percent, in 2025 compared to 2024 driven by the decrease in net sales, higher operating costs due to lower production efficiency that resulted from operational challenges at several of our plants, national labor strikes at the Tartas cellulose plant and significant market-driven downtime, a $12 million non-cash environmental reserves charge in the first quarter of 2025, unfavorable foreign exchange rates and the 2024 recognition of $10 million in CEWS benefit claims. Partially offsetting these declines were the 2024 non-cash asset impairment of $25 million and one-time charges of $17 million related to the indefinite suspension of Temiscaming cellulose operations, lower costs due to the indefinite suspension, lower variable compensation costs and 2024 repair costs related to the fire at our Jesup plant.
2024 versus 2023
Operating results improved $104 million, or 160 percent, in 2024 compared to 2023 driven by the 2023 non-cash impairment of $62 million recorded as a result of the optimization and realignment of our cellulose plant assets, lower costs due to the indefinite suspension of Temiscaming cellulose operations, cost benefit from strategic capital investment, favorable foreign exchange rates in 2024 compared to unfavorable rates in 2023 and the 2024 recognition of $10 million in CEWS benefit claims. Partially offsetting these improvements were the decrease in net sales, the 2024 non-cash impairment of $25 million and one-time charges of $17 million related to the indefinite suspension of Temiscaming cellulose operations, higher variable and other compensation expense, the 2023 recognition of a $3 million benefit from payroll tax credit carryforwards and 2024 repair costs related to the fire at our Jesup plant.
See Operating Results by Segment below for further discussion.
Non-Operating Income & Expense
Interest expense increased $12 million in 2025 compared to 2024 primarily driven by an increase in the average effective interest rate on debt.
Foreign exchange rate fluctuations resulted in a $4 million unfavorable impact in 2025 compared to 2024.
Also included in our non-operating results were 2025 charges of $3 million related to our discontinued involvement in the AGE project, a $3 million increase to our liability related to SWEN’s put option fair value remeasurement from 2024 to 2025 and a $2 million pension settlement loss in 2025.
In 2024, we recorded charges of $10 million related to the refinancing of our 2026 Notes and 2027 Term Loan.

Income Taxes
The effective tax rate on the loss from continuing operations for 2025 was not meaningful as a result of the valuation allowance placed on our Canadian DTAs in the second quarter, which resulted in a $337 million income tax expense recognition. Also driving the difference between the effective tax rate and the federal statutory rate of 21 percent were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense and U.S. tax credits.
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
See Note 21—Income Taxes to our Financial Statements for further information.
Discontinued Operations
In 2025, we recorded pre-tax income from discontinued operations of $4 million related to the remaining CEWS benefit claims deferred since 2021.
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
Cellulose Specialties

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net sales	$862	$921	$825
Operating income	$160	$183	$108
Average sales prices ($ per MT)	$1,830	$1,742	$1,702
Sales volumes (thousands of MTs)	454	504	465
Net Sales - 2025 versus 2024

	Year Ended December 31, 2024	Changes Attributable to:		Year Ended December 31, 2025
(in millions)		Price	Volume/Mix/Other
Net sales	$921	$40	$(99)	$862
Net sales of our Cellulose Specialties segment decreased $59 million, or 6 percent, in 2025 compared to 2024 driven by a 10 percent decrease in sales volumes due to larger customer orders in 2024 in advance of the indefinite suspension of Temiscaming cellulose operations. Partially offsetting the sales volume decrease was a 5 percent increase in average sales price, driven by negotiated price increases and sales mix.
Net Sales - 2024 versus 2023

	Year Ended December 31, 2023	Changes Attributable to:		Year Ended December 31, 2024
(in millions)		Price	Volume/Mix/Other
Net sales	$825	$20	$76	$921

Net sales of our Cellulose Specialties segment increased $96 million, or 12 percent, in 2024 compared to 2023 driven by 2 percent and 8 percent increases in average sales price and sales volumes, respectively. The increase in sales volumes was driven by the closure of a competitor’s plant in late 2023, accelerated volumes due to the indefinite suspension of Temiscaming cellulose operations and an uptick in ethers sales volumes, partially offset by a one-time favorable impact in 2023 from a change in customer contract terms.
Operating Income - 2025 versus 2024

	Year Ended December 31, 2024	Gross Margin Changes Attributable to:				Year Ended December 31, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$183	$40	$(53)	$(3)	$(7)	$160
Operating margin %	19.9%	3.3%	(3.5)%	(0.3)%	(0.8)%	18.6%

(a)Computed based on contribution margin.
Operating income of our Cellulose Specialties segment decreased $23 million, or 13 percent, in 2025 compared to 2024 driven by the lower sales volumes, higher energy and logistics costs, the impact of the timing of planned maintenance outages compared to the prior year, higher operating costs from lower production efficiency resulting from operational challenges and labor strikes at the Tartas cellulose plant and the 2024 recognition of $3 million in CEWS benefit claims. Partially offsetting these decreases were the increase in average sales price and lower costs due to the indefinite suspension of Temiscaming cellulose operations.
Operating Income - 2024 versus 2023

	Year Ended December 31, 2023	Gross Margin Changes Attributable to:				Year Ended December 31, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
Operating income	$108	$20	$43	$9	$3	$183
Operating margin %	13.1%	2.1%	3.4%	1.0%	0.3%	19.9%

(a)Computed based on contribution margin.
Operating income of our Cellulose Specialties segment increased $75 million, or 69 percent, in 2024 compared to 2023 driven by the higher average sales price and sales volumes, lower costs due to the indefinite suspension of Temiscaming cellulose operations and the 2024 recognition of $3 million in CEWS benefit claims in 2024.
Biomaterials

	Year Ended December 31,
(in millions)	2025	2024	2023
Net sales	$31	$30	$29
Operating income	$6	$6	$10
Net Sales
Net sales of our Biomaterials segment increased $1 million, or 3 percent, in 2025 compared to 2024 driven by higher bioethanol sales volumes due to fewer quarters of sales in 2024 following the commencement of production in March 2024, as well as higher sales of turpentine, partially offset by lower lignosulfonates sales volumes due to the indefinite suspension of Temiscaming cellulose operations.
Net sales of our Biomaterials segment increased $1 million, or 3 percent, in 2024 compared to 2023 driven by new bioethanol sales volumes in 2024 following the commencement of production in March 2024 and higher HCE sales, partially offset by lower lignosulfonates sales volumes due to the indefinite suspension of Temiscaming cellulose operations and lower turpentine sales.

Operating Income
Operating income of our Biomaterials segment was flat comparing 2025 to 2024 as the higher sales were offset by a higher cost mix resulting from a full year of bioethanol production in 2025, the restart of the lignosulfonates powder plant in the first quarter of 2025 and the suspension of Temiscaming lignosulfonates production in the second half of 2024.
Operating income of our Biomaterials segment decreased $4 million, or 40 percent, in 2024 compared to 2023 driven by higher production costs from the startup of the Tartas bioethanol facility, partially offset by the higher sales.
Cellulose Commodities

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net sales	$313	$355	$462
Operating loss	$(55)	$(113)	$(160)
Average sales prices ($ per MT)	$862	$829	$865
Sales volumes (thousands of MTs)	352	405	489
Net Sales - 2025 versus 2024

	Year Ended December 31, 2024	Changes Attributable to:		Year Ended December 31, 2025
(in millions)		Price	Volume/Mix
Net sales	$355	$10	$(52)	$313
Net sales of our Cellulose Commodities operating segment decreased $42 million, or 12 percent, in 2025 compared to 2024 driven by a 13 percent decrease in sales volumes due to the reduction of Temiscaming sales as a result of the prior year indefinite suspension of operations and lower production levels due to operational challenges, including labor strikes at our Tartas cellulose plant. The lower sales volumes were partially offset by a 4 percent increase in average sales price, driven by higher fluff pricing and sales mix.
Net Sales - 2024 versus 2023

	Year Ended December 31, 2023	Changes Attributable to:		Year Ended December 31, 2024
(in millions)		Price	Volume/Mix
Net sales	$462	$(29)	$(78)	$355
Net sales of our Cellulose Commodities operating segment decreased $107 million, or 23 percent, in 2024 compared to 2023 driven by 4 percent and 17 percent decreases in average sales price and sales volumes, respectively. The decrease in sales volumes was primarily due to a higher mix of cellulose specialties production and the indefinite suspension of Temiscaming cellulose operations.
Operating Loss - 2025 versus 2024

	Year Ended December 31, 2024	Gross Margin Changes Attributable to:				Year Ended December 31, 2025
(in millions, except percentages)		Sales Price	Sales Volume/ Mix(a)	Cost	SG&A and other
Operating loss	$(113)	$10	$(34)	$48	$34	$(55)
Operating margin %	(31.8)%	3.6%	(15.6)%	15.3%	10.9%	(17.6)%

(a)Computed based on contribution margin.
Operating loss of our Cellulose Commodities operating segment improved $58 million, or 51 percent, in 2025 compared to 2024 driven by a $25 million non-cash asset impairment and $17 million in one-time charges recorded in 2024 related to the indefinite suspension of Temiscaming cellulose operations. Also contributing to the improvement were the higher average sales price, lower wood and chemicals costs and lower costs due to the indefinite suspension of Temiscaming cellulose operations. Partially offsetting these improvements were lower sales volumes, higher energy and logistics costs, higher operating costs from lower production efficiency resulting from operational challenges and labor strikes at the Tartas cellulose plant and the 2024 recognition of $2 million in CEWS benefit claims.

Operating Loss - 2024 versus 2023

	Year Ended December 31, 2023	Gross Margin Changes Attributable to:				Year Ended December 31, 2024
(in millions, except percentages)		Sales Price	Sales Volume/ Mix(a)	Cost	SG&A and other
Operating loss	$(160)	$(29)	$(67)	$118	$25	$(113)
Operating margin %	(34.6)%	(9.0)%	(28.5)%	33.2%	7.1%	(31.8)%

(a)Computed based on contribution margin.
Operating loss of our Cellulose Commodities operating segment improved $47 million, or 29 percent, in 2024 compared to 2023 driven by the $62 million non-cash impairment recorded in 2023 as a result of the optimization and realignment of our cellulose plant assets, lower costs due to the indefinite suspension of Temiscaming cellulose operations in 2024 and the 2024 recognition of $2 million in CEWS benefit claims. Partially offsetting these improvements were the $25 million non-cash impairment and $17 million in one-time charges recorded in 2024 related to the indefinite suspension of Temiscaming cellulose operations and the lower average sales price and sales volumes.
Paperboard

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net sales	$179	$228	$219
Operating income (loss)	$(7)	$31	$37
Average sales prices ($ per MT)	$1,300	$1,390	$1,491
Sales volumes (thousands of MTs)	138	164	147
Net Sales - 2025 versus 2024

	Year Ended December 31, 2024	Changes Attributable to:		Year Ended December 31, 2025
(in millions)		Price	Volume/Mix
Net sales	$228	$(12)	$(37)	$179
Net sales of our Paperboard operating segment decreased $49 million, or 21 percent, in 2025 compared to 2024. Average sales price and sales volumes decreased 6 percent and 16 percent, respectively, driven by mix, shifting customer dynamics associated with tariff uncertainty and increased competitive activity due to higher European Union imports and the mid-year startup of new U.S. capacity. Partially offsetting these decreases were higher sales of folding packaging grades as we increased focus on this market segment.
Net Sales - 2024 versus 2023

	Year Ended December 31, 2023	Changes Attributable to:		Year Ended December 31, 2024
(in millions)		Price	Volume/Mix
Net sales	$219	$(16)	$25	$228
Net sales of our Paperboard operating segment increased $9 million, or 4 percent, in 2024 compared to 2023. Sales volumes increased 12 percent driven by the easing of prior year customer destocking in 2024, partially offset by a 7 percent decrease in average sales price driven by mix and increased competitive activity from European imports.
Operating Income (Loss) - 2025 versus 2024

	Year Ended December 31, 2024	Gross Margin Changes Attributable to:				Year Ended December 31, 2025
(in millions, except percentages)		Sales Price	Sales Volume/ Mix(a)	Cost	SG&A and other
Operating income (loss)	$31	$(12)	$(14)	$(10)	$(2)	$(7)
Operating margin %	13.6%	(4.8)%	(6.0)%	(5.6)%	(1.1)%	(3.9)%

(a)Computed based on contribution margin.

Operating results of our Paperboard operating segment declined $38 million, or 123 percent, in 2025 compared to 2024 driven by the lower average sales price and sales volumes, higher costs due to significant market-driven downtime in the second half of 2025, higher Temiscaming net custodial site costs due to a partial year of costs in 2024, the impact of the timing of planned maintenance outages compared to the prior year, higher logistics costs and the 2024 recognition of $2 million in CEWS benefit claims. These declines were partially offset by lower purchased pulp and energy costs.
Operating Income - 2024 versus 2023

	Year Ended December 31, 2023	Gross Margin Changes Attributable to:				Year Ended December 31, 2024
(in millions, except percentages)		Sales Price	Sales Volume/ Mix(a)	Cost	SG&A and other
Operating income	$37	$(16)	$11	$(1)	$—	$31
Operating margin %	16.9%	(6.6)%	3.7%	(0.4)%	—%	13.6%

(a)Computed based on contribution margin.
Operating income of our Paperboard operating segment decreased $6 million, or 16 percent, in 2024 compared to 2023 driven by the lower average sales price, higher labor costs and $3 million of net custodial site costs for Temiscaming site operations, partially offset by the higher sales volumes, higher productivity and the 2024 recognition of $2 million in CEWS benefit claims.
High-Yield Pulp

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net sales	$112	$127	$136
Operating loss	$(30)	$(8)	$(3)
Average sales prices ($ per MT)(a)	$504	$553	$606
Sales volumes (thousands of MTs)(a)	172	182	182

(a)Average sales prices and sales volumes for external sales only. During the years ended December 31, 2025, 2024 and 2023, the High-Yield Pulp operating segment sold 61,000 MTs, 61,000 MTs and 60,000 MTs of high-yield pulp for $26 million, $27 million and $25 million, respectively, to the Paperboard operating segment.
Net Sales - 2025 versus 2024

	Year Ended December 31, 2024	Changes Attributable to:		Year Ended December 31, 2025
(in millions)		Price	Volume/Mix
Net sales	$127	$(9)	$(6)	$112
Net sales of our High-Yield Pulp operating segment decreased $15 million, or 12 percent, in 2025 compared to 2024. Average sales price and sales volumes decreased 9 percent and 5 percent, respectively, driven by lower demand, including in China where demand for all grades of market pulp were down, continued oversupply of domestic high-yield pulp in China, increased competitive activity due to the startup of new Indonesian capacity late in 2024 and the timing of shipments, primarily related to shipping challenges to customers in India.
Net Sales - 2024 versus 2023

	Year Ended December 31, 2023	Changes Attributable to:		Year Ended December 31, 2024
(in millions)		Price	Volume/Mix
Net sales	$136	$(9)	$—	$127
Net sales of our High-Yield Pulp operating segment decreased $9 million, or 7 percent, in 2024 compared to 2023 driven by a 9 percent decrease in average sales price and flat sales volumes driven by over-supply in China, lower demand and timing of shipments.

Operating Loss - 2025 versus 2024

	Year Ended December 31, 2024	Gross Margin Changes Attributable to:				Year Ended December 31, 2025
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating loss	$(8)	$(9)	$(1)	$(11)	$(1)	$(30)
Operating margin %	(6.3)%	(8.1)%	(1.7)%	(9.8)%	(0.9)%	(26.8)%

(a)Computed based on contribution margin.
Operating loss of our High-Yield Pulp operating segment increased $22 million, or 275 percent, in 2025 compared to 2024 driven by the lower average sales price and sales volumes, higher costs due to significant market-driven downtime in the second half of 2025, higher logistics and chemicals costs, higher Temiscaming net custodial site costs due to a partial year of costs in 2024 and the 2024 recognition of $2 million in CEWS benefit claims. These negative impacts were partially offset by lower wood costs.
Operating Loss - 2024 versus 2023

	Year Ended December 31, 2023	Gross Margin Changes Attributable to:				Year Ended December 31, 2024
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
Operating loss	$(3)	$(9)	$—	$3	$1	$(8)
Operating margin %	(2.2)%	(7.2)%	—%	2.4%	0.7%	(6.3)%

(a)Computed based on contribution margin.
Operating loss of our High-Yield Pulp operating segment increased $5 million, or 167 percent, in 2024 compared to 2023 driven by the lower sales prices, flat sales volumes, higher labor costs and $4 million of net custodial site costs for Temiscaming site operations, partially offset by lower logistics and key input costs, higher productivity and the 2024 recognition of $2 million in CEWS benefit claims.
Corporate

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating loss	$(70)	$(60)	$(57)
Our Corporate operating loss increased $10 million, or 17 percent, in 2025 compared to 2024 driven by first quarter non-cash environmental reserves charges of $12 million and unfavorable foreign exchange rates in 2025 compared to favorable rates in 2024, partially offset by lower variable compensation costs.
Our Corporate operating loss increased $3 million, or 5 percent, in 2024 compared to 2023 driven by higher variable and other compensation costs, higher discounting and financing fees and higher costs related to our ERP transformation project, partially offset by favorable foreign exchange rates in 2024 compared to unfavorable rates in 2023.
Liquidity and Capital Resources
Overview
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As operating cash flows can be negatively impacted by fluctuations in market prices for our Cellulose Commodities products and changes in demand for our products, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures. We believe our future cash flows from operations, availability under our ABL Credit Facility and our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.

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
In January 2018, our Board of Directors authorized a $100 million common stock share buyback program. We have not repurchased any shares under this program since 2018 and do not expect to utilize any of the remaining $60 million in unused authorization in the future.
Our liquidity and capital resources are summarized below:

	December 31,
(in millions, except ratio)	2025	2024
Cash and cash equivalents	$75	$125
Availability under the ABL Credit Facility(a)(b)	$72	$141
Availability under the short-term factoring facility(b)	$10	$10
Total debt(b)	$779	$730
Stockholders’ equity	$317	$714
Total capitalization (total debt plus stockholders’ equity)	$1,096	$1,444
Debt to capital ratio	71%	51%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At December 31, 2025, we had $175 million of gross availability and net available borrowings of $72 million after taking into account the facility’s year end balance of $50 million, outstanding letters of credit of $27 million and required availability of $26 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)See Note 10—Debt and Finance Leases to our Financial Statements for further information.
Other Sources of Cash
SWEN Investment
In November 2024, we secured €30 million to be provided by SWEN in return for a 20 percent preferred equity interest in BioNova. We received €15 million from SWEN in 2024. Subsequent funding is contingent on the achievement of certain project milestones. See Note 14—Redeemable Noncontrolling Interest to our Financial Statements for further information.
BioNova Term Loan
In November 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. As of December 31, 2025, no amounts were yet outstanding on the BioNova Term Loan. See Note 10—Debt and Finance Leases to our Financial Statements for further information.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, steam energy and wood chips purchase contracts. As of December 31, 2025, our noncancellable unconditional purchase obligations totaled $557 million.
We remain subject to purchase obligations under the 20-year wood chip and residual fiber supply agreement with GreenFirst, under which total required purchase volumes of wood chips and residual fiber are dependent on sawmill production. In connection with the indefinite suspension of operations at the Temiscaming cellulose plant, we have agreed with GreenFirst that we will purchase the required volumes at market value and sell them to third parties at the same amount for an expected neutral impact.
See Note 23—Commitments and Contingencies to our Financial Statements for further information.

Redeemable Noncontrolling Interest
As mentioned in Other Sources of Cash above, the SWEN investment is a redeemable noncontrolling interest, which may require the use of cash to pay dividends and/or in the event SWEN exercises its put option. The timing and amount of dividend payments or a put payment is dependent on certain terms and conditions and would not occur prior to 2027. See Note 14—Redeemable Noncontrolling Interest to our Financial Statements for further information on the circumstances under which the put may be exercised.
Debt
At December 31, 2025, we had outstanding principal debt of $820 million, $21 million of which is current and $749 million of which does not come due until 2029 or after. See Note 10—Debt and Finance Leases to our Financial Statements for a schedule of our debt maturities.
As of December 31, 2025, we were in compliance with all financial and other covenants under our debt agreements.
Cash Flows

	Year Ended December 31,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$24	$203
Investing activities	$(114)	$(108)
Financing activities	$30	$(42)
Cash provided by operating activities decreased $179 million primarily due to the decline in operating results, one-time proceeds of $39 million from the sale of our softwood lumber duty refund rights in 2024 and $19 million in income tax net refunds in 2024 compared to $1 million in net payments in 2025. These outflows were partially offset by positive working capital in 2025 compared to working capital outflows in 2024.
Cash used in investing activities increased $6 million as higher custodial capital spend was partially offset by decreased strategic capital spend and the 2025 proceeds from our insurance claim related to the 2024 fire at our Jesup plant.
Cash inflows from financing activities increased $72 million due to net borrowings of long-term debt in 2025 compared to net repayments in 2024 and 2024 debt issuance costs of $24 million, partially offset by SWEN’s €15 million investment in BioNova in 2024 and higher repurchases of common stock to satisfy tax withholding requirements related to stock-based compensation.
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
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations by segment, as follows:

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Year Ended December 31, 2025
Income (loss) from continuing operations	$161	$—	$(54)	$(6)	$(29)	$(495)	$(423)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	161	—	(54)	(6)	(29)	(495)	(423)
Depreciation and amortization	67	3	40	20	2	2	134
Interest expense, net	—	—	—	—	—	96	96
Income tax expense	—	—	—	—	—	323	323
EBITDA-continuing operations attributable to RYAM	228	3	(14)	14	(27)	(74)	130
Pension settlement loss	—	—	—	—	—	2	2
Indefinite suspension charges	—	—	1	—	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$228	$3	$(13)	$14	$(27)	$(72)	$133

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Year Ended December 31, 2024
Income (loss) from continuing operations	$184	$6	$(113)	$33	$(7)	$(145)	$(42)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	184	6	(113)	33	(7)	(145)	(42)
Depreciation and amortization	72	2	44	15	2	2	137
Interest expense, net	—	—	—	—	—	84	84
Income tax benefit	—	—	—	—	—	(9)	(9)
EBITDA-continuing operations attributable to RYAM	256	8	(69)	48	(5)	(68)	170
Asset impairment	—	—	25	—	—	—	25
Indefinite suspension charges	—	—	17	—	—	—	17
Debt refinancing charges	—	—	—	—	—	10	10
Adjusted EBITDA-continuing operations attributable to RYAM	$256	$8	$(27)	$48	$(5)	$(58)	$222

(in millions)	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate	Total
Year Ended December 31, 2023
Income (loss) from continuing operations	$108	$10	$(159)	$39	$(3)	$(97)	$(102)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	108	10	(159)	39	(3)	(97)	(102)
Depreciation and amortization	66	—	57	13	2	2	140
Interest expense, net	—	—	—	—	—	69	69
Income tax benefit	—	—	—	—	—	(32)	(32)
EBITDA-continuing operations attributable to RYAM	174	10	(102)	52	(1)	(58)	75
Asset impairment	—	—	62	—	—	—	62
Pension settlement loss	—	—	—	—	—	2	2
Adjusted EBITDA-continuing operations attributable to RYAM	$174	$10	$(40)	$52	$(1)	$(56)	$139
Adjusted Free Cash Flow
Adjusted Free Cash Flow is a non-GAAP financial measure of cash generated during a period that is available for debt reduction, acquisitions and repurchases of our common stock. Adjusted Free Cash Flow is not necessarily indicative of the Adjusted Free Cash Flow that may be generated in future periods.
Beginning in the fourth quarter of 2025, Adjusted Free Cash Flow is defined as cash provided by operating activities adjusted for capital expenditures, net of proceeds from the sale of property, plant and equipment and insurance claims. Adjusted Free Cash Flow for the year ended December 31, 2024 has been recalculated according to this new definition.
Cash provided by operating activities is reconciled to Adjusted Free Cash Flow as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash provided by operating activities	$24	$203	$136
Capital expenditures, net(a)	(112)	(108)	(128)
Adjusted Free Cash Flow	$(88)	$95	$8

(a)Net of proceeds from the sale of property, plant and equipment and insurance claims. Included in capital expenditures, net were strategic capital expenditures of $25 million, $33 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Property, Plant & Equipment
Depreciation
Depreciation expense is computed using the units-of-production method for our Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp production-related plant and equipment, and for all other property, plant and equipment, the straight-line method over the useful economic life of the respective asset. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. Our estimate of useful lives and salvage values are based on assumptions and judgments that reflect both historical experience and expectations regarding the future use of our assets, including wear and tear, obsolescence, technical standards, market demand and geographic location. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, would likely result in significantly different net book values and results of operations.
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
In 2024, we indefinitely suspended operations at our Temiscaming cellulose plant. The indefinite suspension does not affect the Temiscaming paperboard and high-yield pulp plants that support our Paperboard and High-Yield Pulp operating segments, which continue to operate at full capacity, subject to market conditions. In the third quarter of 2024, in conjunction with the indefinite suspension of operations, we recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming cellulose plant’s net carrying value exceeded its estimated fair value. In the first quarter of 2026, we determined that we will permanently cease DWP production at the site. The accounting impact of this decision is currently being assessed and may result in a non-cash asset impairment in the first quarter.
In the fourth quarter of 2023, we began efforts towards the optimization and realignment of our Cellulose Commodities assets that included the consolidation of commodity viscose production into our Temiscaming plant and fluff production into our Jesup plant’s C Line. This realignment materially impacted the way we have managed and will manage the underlying assets and ultimately led to the recognition of a $62 million impairment.
Our impairment analyses involved various assumptions and estimates in the determination of fair value, the most significant being our estimates of future cash flows, including key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate. While the results of the impairment analyses are highly sensitive to these assumptions, we believe the assumptions are reasonable and appropriately supported; however, our operating results could be adversely affected if actual results are not consistent with our estimates and assumptions. See Note 3—Indefinite Suspension of Operations and Note 7—Property, Plant and Equipment, Net to our Financial Statements for further information regarding these impairments.

Environmental Liabilities
At December 31, 2025, we had $184 million of accrued liabilities for environmental costs relating to disposed operations. Numerous price, quantity, cost and probability assumptions are used in estimating these obligations. Factors affecting these estimates include changes in the nature or extent of contamination, changes in the content or volume of the material discharged or treated in connection with one or more impacted sites, requirements to perform additional or different assessment or remediation, changes in technology that may lead to additional or different environmental remediation strategies, approaches and workplans, discovery of additional or unanticipated contaminated soil, groundwater or sediment on or off-site, changes in remedy selection, changes in law or interpretation of existing law and the outcome of negotiations with governmental agencies or non-governmental parties. We periodically review our environmental liabilities and also engage third-party consultants to assess our ongoing remediation of contaminated sites. We review our environmental liabilities related to assessment activities and remediation costs quarterly and adjust them as necessary. Liabilities for financial assurance, monitoring and maintenance activities and other activities are assessed annually. A significant change in any of these estimates could have a material effect on our results of operations and financial condition. See Note 11—Environmental Liabilities to our Financial Statements for further information.
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
Our assumed long-term return on plan assets was established based on historical long-term rates of return on broad equity and bond indices, discussions with our actuary and investment advisors and consideration of the actual historical annualized rate of returns. In determining future pension obligations, we select a discount rate based on information supplied by our actuary. The actuarial rates are developed by models which incorporate high-quality (AA rated), long-term corporate bond rates into their calculations. The weighted average discount rate decreased from 5.16 percent at December 31, 2024 to 5.11 percent at December 31, 2025.
Our defined pension plans were underfunded by $62 million at December 31, 2025. The underfunded status increased by $1 million in 2025, primarily due to actuarial losses because of decreased discount rates, partially offset by increased returns on plan assets. In 2026, pension expense is expected to decrease compared to 2025. Many factors will impact future pension expense, including actual investment performance, changes in discount rates, timing of contributions and other employee related matters. See Note 19—Employee Benefit Plans to our Financial Statements for further information.
In 2025, we made mandatory contributions and benefit payments to plan participants of $8 million. During 2026, we expect to make mandatory contributions and benefit payments to plan participants of $8 million. Future mandatory contribution requirements will vary depending on actual investment performance, changes in valuation assumptions, interest rates and legal requirements to maintain a certain funding status.
The sensitivity of pension expense and projected benefit obligation related to our pension plans to changes in economic assumptions is presented below:

(in millions)	Increase (Decrease) in 2026 Pension Expense	Increase (Decrease) in December 31, 2025 Projected Benefit Obligation
Change in Assumption
50 bp decrease in discount rate	$(1)	$27
50 bp increase in discount rate	$1	$(25)
50 bp decrease in long-term return on assets	$2	n/a
50 bp increase in long-term return on assets	$(2)	n/a

Realizability of Recorded and Unrecorded Tax Assets and Liabilities
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required to determine consolidated income tax expense.
Realizability of Deferred Tax Assets
We have recorded certain DTAs that we believe will be realized in future periods. The recognition of these DTAs is based on our analysis of both positive and negative evidence regarding the future realization of the tax benefit of each existing deductible temporary difference or carryforward. Future realization is based on the existence of sufficient taxable income, of the appropriate character, within the appropriate taxing jurisdiction (for example country, state or province) and within the carryback and carryforward periods available under applicable tax laws. In projecting future taxable income, we evaluate historical earnings, adjusted for certain items, including the results from discontinued operations, along with future earnings forecasts, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. Tax assets are reviewed periodically for realizability. This review requires management to make assumptions and estimates about future profitability that affect the realization of these DTAs. If the review indicates the realizability may be less than likely, a valuation allowance is recorded.
The vast majority of our DTAs are in Canada, where we incurred a cumulative adjusted pre-tax loss over the three most recent fiscal years ending in 2025. We expected to incur this cumulative loss in Canada based on projections in the second quarter of 2025 and, as a result of the significant weight of this negative evidence, we believed it was more likely than not that our Canadian DTAs would not be fully realizable and recorded a full valuation allowance against these assets in that quarter. The result was the recognition of a $337 million tax expense. Barring positive evidence that changes this conclusion, future Canadian earnings will not result in tax expense or benefit on our financial statements.
Evaluation of all available evidence in other jurisdictions supports the realizability of most recorded DTAs, except for recorded DTAs for suspended U.S. interest deductions, which do not have a full valuation allowance in accordance with specific AICPA guidance. See Note 21—Income Taxes to our Financial Statements for further information.
Unrecognized Tax Benefits
Our income tax returns are subject to examination by U.S. federal and state taxing authorities as well as foreign jurisdictions, including Canada and France. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability or an offset to the corresponding DTAs for any uncertain tax position that does not meet this criterion. The liabilities for unrecognized tax benefits are adjusted in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 21—Income Taxes to our Financial Statements for further information.
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
Certain key input costs, such as wood fiber, chemicals and energy, may experience significant price fluctuations, also impacted by market shifts, fluctuations in capacity and other demand and supply dynamics. We may periodically enter into commodity forward contracts to fix some of our commodity costs, including our energy costs that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Such forward contracts partially mitigate the risk of changes to our gross margins resulting from an increase or decrease in these costs. Forward contracts that are derivative instruments are reported in our consolidated balance sheets at their fair values, unless they qualify for the normal purchase normal sale exception and such exception has been elected, in which case, the fair values of such contracts are not recognized in the balance sheet.
Variable Interest Rates
At December 31, 2025 and December 31, 2024, we had $748 million and $702 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical one percent change in interest rates would result in a $7 million annual change in interest expense.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8, including our Financial Statements and related financial statement schedule, together with the reports of independent registered accounting firm, is presented in Part IV Item 15 of this 2025 Form 10-K and is incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this 2025 Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.
Internal Control over Financial Reporting
With regard to our internal control over financial reporting as defined in Rule 13a-15(f), our Management’s Report on Internal Control over Financial Reporting on page F-2, and the Reports of Independent Registered Public Accounting Firm beginning on page F-3, included in Item 8—Financial Statements and Supplementary Data of this 2025 Form 10-K, are incorporated by reference into this Item 9A.

In January 2025, the Company implemented a new financial accounting system for product costing. Our processes, procedures and controls have been fully updated and evaluated by management, as appropriate. For the quarter ended December 31, 2025, based upon the evaluation required by Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders, no later than 120 days after the end of our fiscal year ended December 31, 2025. We will make the Proxy Statement available on our website at www.ryam.com as soon as it is filed with the SEC.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to sections “Commitment to Best Practices in Corporate Governance,” “Proposal — Election of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables and Related Information-Executive Officers,” “Delinquent Section 16(a) Reports,” “Proposal — Ratification of the Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Financial Experts” of our Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which applies to our principal executive officer and financial and accounting officers, is available on our website www.ryam.com at the “Investors” tab under “Corporate Governance.” Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.
We have implemented an insider trading policy governing the purchase, sale and other dispositions of our securities. This policy applies to all members of the Board of Directors, all officers and all employees, including those of our direct and indirectly controlled subsidiaries. We may also extend the policy to other individuals, such as contractors or consultants, who have access to material nonpublic information. We believe that our insider trading policy and procedures are reasonably designed to promote compliance with applicable insider trading laws, rules, regulations and listing standards. A copy of the insider trading policy is filed as Exhibit 19 to this 2025 Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to sections “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables and Related Information” and “Commitment to Best Practices in Corporate Governance-Director Compensation” of our Proxy Statement.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to sections “Proposal — Election of Directors,” “Commitment to Best Practices in Corporate Governance-Corporate Governance Principles,” “Director Independence” and “Related Person Transactions” of our Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to section “Proposal — Ratification of the Appointment of Independent Registered Public Accounting Firm-Information Regarding Independent Registered Public Accounting Firm” of our Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this 2025 Form 10-K
1. Financial Statements
See page F-1 of this 2025 Form 10-K.
2. Financial Statement Schedules
See page F-1 of this 2025 Form 10-K.
3. Exhibits

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement between Rayonier Advanced Materials Inc. and Rayonier Inc., dated as of May 28, 2014	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
2.2	Arrangement Agreement by and between Tembec Inc. and Rayonier Advanced Materials Inc. dated as of May 24, 2017	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on May 25, 2017
2.3	Amending Agreement, dated as of July 23, 2017, to the Arrangement Agreement by and between Tembec Inc. and Rayonier Advanced Materials Inc. dated as of May 24, 2017	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 24, 2017
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc., as amended	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 6, 2025
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
4.1	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 6, 2025
10.1	Transition Services Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014
10.2	Tax Matters Agreement, dated as of June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014
10.3	Employee Matters Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014
10.4	Intellectual Property Agreement, dated as of June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 30, 2014
10.5†	Rayonier Advanced Materials Inc. 2021 Incentive Stock Plan, effective May 17, 2021	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2021
10.6†	Rayonier Advanced Materials Inc. 2023 Incentive Stock Plan, effective May 17, 2023	Incorporated herein by reference to Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2023
10.7†	Rayonier Advanced Materials Inc. 2023 Incentive Stock Plan, as amended and restated effective May 14, 2025	Incorporated herein by reference to Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2025

Exhibit No.	Description	Location
10.8†	Form of Rayonier Advanced Materials Inc. 2024 Restricted Stock Unit Award Agreement	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed on February 29, 2024
10.9†	Form of Rayonier Advanced Materials Inc. 2024 Restricted Stock Unit Award Agreement for De Lyle Bloomquist and James L. Posze, Jr	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on February 29, 2024
10.10†	Form of Rayonier Advanced Materials Inc. 2025 Restricted Stock Unit Award Agreement	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on March 6, 2025
10.11†	Form of Rayonier Advanced Materials Inc. 2025 Restricted Stock Unit Award Agreement for De Lyle Bloomquist and James L. Posze, Jr	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on March 6, 2025
10.12†	Form of Rayonier Advanced Materials Inc. 2026 Restricted Stock Unit Award Agreement	Filed herewith
10.13†	Form of Rayonier Advanced Materials Inc. 2024 Performance Share Unit Award Agreement	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on February 29, 2024
10.14†	Form of Rayonier Advanced Materials Inc. 2024 Performance Share Unit Award Agreement for De Lyle Bloomquist and James L. Posze, Jr	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed on February 29, 2024
10.15†	Form of Rayonier Advanced Materials Inc. 2025 Performance Share Unit Award Agreement	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 6, 2025
10.16†	Form of Rayonier Advanced Materials Inc. 2025 Performance Share Unit Award Agreement for De Lyle Bloomquist and James L. Posze, Jr	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 6, 2025
10.17†	Form of Rayonier Advanced Materials Inc. 2026 Performance Share Unit Award Agreement	Filed herewith
10.18†	Inducement Performance Share Unit Award Agreement effective as of January 9, 2026 between Rayonier Advanced Materials Inc. and Scott Sutton	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed on January 9, 2026
10.19†	Form of Rayonier Advanced Materials Inc. 2024 Performance Cash Unit Award Agreement	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed on February 29, 2024
10.20†	Form of Rayonier Advanced Materials Inc. 2024 Performance Cash Unit Award Agreement for De Lyle Bloomquist and James L. Posze, Jr	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on February 29, 2024
10.21†	Form of Rayonier Advanced Materials Inc. 2025 Performance Cash Unit Award Agreement	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed on March 6, 2025
10.22†	Form of Rayonier Advanced Materials Inc. 2025 Performance Cash Unit Award Agreement for De Lyle Bloomquist and James L. Posze, Jr	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on March 6, 2025
10.23†	Form of Rayonier Advanced Materials Inc. 2026 Performance Cash Unit Award Agreement	Filed herewith
10.24†	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2024 Equity Award Grant	Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed on February 29, 2024
10.25†	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2025 Equity Award Grant	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed on March 6, 2025
10.26†	Form of Rayonier Advanced Materials Inc. Incentive Stock Plan Supplemental Terms Applicable to the 2026 Equity Award Grant	Filed herewith
10.27† #	Description of Rayonier Advanced Materials Inc. 2024 Equity Incentive Program Design	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on February 29, 2024
10.28† #	Description of Rayonier Advanced Materials Inc. 2025 Equity Incentive Program Design	Incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 6, 2025
10.29†	Description of Rayonier Advanced Materials Inc. 2026 Equity Incentive Program Design	Filed herewith
10.30†	Rayonier Advanced Materials Inc. Non-Equity Incentive Plan, as amended effective May 23, 2016	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed on April 8, 2016

Exhibit No.	Description	Location
10.31†	Rayonier Advanced Materials Inc. Executive Severance Pay Plan, Amended and Restated effective October 21, 2019	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 7, 2019
10.32†	Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on February 26, 2016
10.33†	First Amendment to the Rayonier Advanced Materials Inc. Non Change In Control Executive Severance Plan	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 7, 2019
10.34†	Trust Agreement for Rayonier Advanced Materials Inc. Legal Resources Trust, dated June 28, 2014, by and between Rayonier Advanced Materials Inc. and Wells Fargo Bank, National Association	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.35†	Rayonier Advanced Materials Inc. Excess Benefit Plan, effective June 27, 2014	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q/A filed on September 4, 2014
10.36†	First Amendment to Rayonier Advanced Materials Inc. Excess Benefit Plan, effective December 31, 2022	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 2, 2022
10.37†	RYAM Excess Savings and Deferred Compensation Plan Adoption Agreement as Amended and Restated Effective as of January 1, 2024	Filed herewith
10.38†	RYAM Excess Savings and Deferred Compensation Plan Basic Plan Document, effective January 1, 2024	Filed herewith
10.39†	Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective June 27, 2014 and Amended and Restated as of October 21, 2019	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on November 7, 2019
10.40	First Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective February 13, 2017	Filed herewith
10.41	Second Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective January 1, 2017	Filed herewith
10.42	Third Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective January 1, 2018	Filed herewith
10.43	Fourth Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective December 31, 2018	Filed herewith
10.44	Fifth Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective October 21, 2019	Filed herewith
10.45	Sixth Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective October 18, 2021	Filed herewith
10.46†	Seventh Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective December 31, 2022	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 2, 2022
10.47	Eighth Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective August 1, 2023	Filed herewith
10.48	Ninth Amendment to Retirement Plan for Salaried Employees of Rayonier Advanced Materials Inc., effective May 29, 2024	Filed herewith
10.49	RYAM 401(K) Plan for Salaried Employees (Adoption Agreement) effective August 1, 2023	Filed herewith
10.50	Amendment to RYAM 401(K) Plan for Salaried Employees effective December 1, 2023	Filed herewith
10.51	Amendment to RYAM 401(K) Plan for Salaried Employees effective January 1, 2024	Filed herewith

Exhibit No.	Description	Location
10.52	Amendment to RYAM 401(K) Plan for Salaried Employees effective January 1, 2025	Filed herewith
10.53	Amendment to RYAM 401(K) Plan for Salaried Employees effective August 25, 2025	Filed herewith
10.54	RYAM 401(K) Plan for Salaried Employees (Basic Plan) effective August 1, 2023	Filed herewith
10.55†	Form of Indemnification Agreement between Rayonier Advanced Materials Inc. and individual directors or officers	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to the Registration Statement on Form 10 filed on May 29, 2014
10.56†	Form of Rayonier Advanced Materials Inc. Outside Directors Compensation Program/Cash Deferral Option Agreement, effective January 1, 2020	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed on March 1, 2021
10.57	Revolving Credit Agreement, dated as of December 10, 2020, among Rayonier Advanced Materials Inc., Rayonier A.M. Products Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2020
10.58	Amendment No. 1 to Revolving Credit Agreement, dated as of January 17, 2023, by and among Rayonier Advanced Materials Inc., Rayonier A.M. Products, Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 17, 2023
10.59	Amendment No. 2 to Revolving Credit Agreement, dated as of July 20, 2023, among Rayonier Advanced Materials Inc., Rayonier A.M. Products Inc., the lenders and issuing banks party thereto and Bank of America, N.A. as administrative agent and collateral agent	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 20, 2023
10.60	Amendment No. 3 to Revolving Credit Agreement, Amendment No. 1 to U.S. Security Agreement and Amendment No. 1 to Canadian Security Agreement, dated as of November 7, 2024, among Rayonier A.M. Products Inc., Rayonier Advanced Materials Inc., the guarantors party thereto, the lenders, the swing line lender and issuing banks party thereto and Bank of America, N.A. as administrative agent and collateral agent	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 8, 2024
10.61	Term Loan Credit Agreement, dated as of October 28, 2024, by and among Rayonier A.M. Products Inc., Rayonier Advanced Materials Inc., the other subsidiaries of Rayonier Advanced Materials Inc. party thereto, the lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 29, 2024
10.62#*	English translation of Loan Contract, dated as of November 12, 2024, by and among Rayonier A.M. France, RYAM BioNova, the lenders party thereto, and Credit Lyonnais, as agent, ESG coordinator and ESG agent (originally executed in French)	Incorporated herein by reference to Exhibit 10.51 to the Registrant’s Form 10-K filed on March 6, 2025
10.63#*	English translation of Shareholder Pact Relative to RYAM BioNova, dated November 12, 2024, between Rayonier A.M. France, Rayonier Advanced Materials Inc. and Swen Impact Fund for Transition 3 (originally executed in French)	Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed on March 6, 2025

Exhibit No.	Description	Location
10.64#*	English translation of the Amendment, dated December 26, 2025, to the Shareholder Pact Relative to RYAM BioNova, dated November 12, 2024, between Rayonier A.M. France, Rayonier Advanced Materials Inc. and Swen Impact Fund for Transition 3 (originally executed in French)	Filed herewith
10.65#	Asset Purchase Agreement by and between 9437-6001 Quebec Inc., as purchaser and GreenFirst Forest Products Inc., as Purchaser guarantor, and Rayonier A.M. Canada G.P. and Rayonier A.M. Canada Industries Inc., collectively the Seller, dated as of April 10, 2021	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2021
10.66†	Letter Agreement, dated May 28, 2022 between Rayonier Advanced Materials Inc. and De Lyle W. Bloomquist	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 31, 2022
10.67†	Retirement and Transition Agreement dated January 5, 2026 between Rayonier Advanced Materials Inc. and De Lyle W. Bloomquist	Filed herewith
10.68†	Letter Agreement, dated January 3, 2026 between Rayonier Advanced Materials Inc. and Scott M. Sutton	Filed herewith
19	Rayonier Advanced Materials Inc. Insider Trading Policy	Incorporated herein by reference to Exhibit 19 to the Registrant’s Form 10-K filed on March 6, 2025
21	Subsidiaries of the registrant	Filed herewith
23	Consent of Grant Thornton LLP	Filed herewith
24	Power of Attorney	Incorporated herein by reference to the signature page of this Annual Report on Form 10-K
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Rayonier Advanced Materials Inc. Incentive Compensation Recovery Policy	Incorporated herein by reference to Exhibit 97 to the Registrant’s Form 10-K filed on February 29, 2024
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith
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

Date: March 5, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT M. SUTTON	Chief Executive Officer, President and Director	March 5, 2026
Scott M. Sutton (Principal Executive Officer)

/s/ MARCUS J. MOELTNER	Chief Financial Officer and Senior Vice President, Finance	March 5, 2026
Marcus J. Moeltner (Principal Financial Officer)

/s/ JARED ROLLINS	Chief Accounting Officer and Vice President, Corporate Controller	March 5, 2026
Jared Rollins (Principal Accounting Officer)

Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that the persons whose signatures appear below constitute and appoint Marcus J. Moeltner and R. Colby Slaughter, his/her true and lawful attorneys-in-fact, with full power in each to act without the other and with full power of substitution and resubstitution, to sign in the name of such person and in each of his/her offices and capacities with Rayonier Advanced Materials Inc., the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, together with any amendments thereto, and to file same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ LISA M. PALUMBO	Chair	January 22, 2026
Lisa M. Palumbo

/s/ ERIC M. BOWEN	Director	January 25, 2026
Eric M. Bowen

/s/ JULIE A. DILL	Director	January 22, 2026
Julie A. Dill

/s/ CHARLES R. EGGERT	Director	January 24, 2026
Charles R. Eggert

/s/ JAMES F. KIRSCH	Director	January 22, 2026
James F. Kirsch

/s/ DAVID C. MARIANO	Director	January 22, 2026
David C. Mariano

/s/ IVONA SMITH	Director	January 30, 2026
Ivona Smith

/s/ BRYAN D. YOKLEY	Director	January 22, 2026
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
Rayonier Advanced Materials Inc.’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the framework included in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment and the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s Financial Statements, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2025. The report appears on page F-6 of this 2025 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rayonier Advanced Materials Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Rayonier Advanced Materials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2026 expressed an unqualified opinion.
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
Accruals for environmental liabilities
As described further in Note 11 to the consolidated financial statements, the Company records accruals for environmental liabilities based on its current interpretation of environmental laws and regulations when it is probable a liability has been incurred and the amount of such liability is estimable. Accruals for environmental liabilities totaled approximately $184 million as of December 31, 2025. These liabilities are established based on projected spending over many years and require significant estimates and specialized knowledge to determine the proper amount at any point in time. In addition to the estimated liabilities recorded, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events. The Company estimates this exposure could range up to approximately $84 million in addition to the liabilities recorded and has disclosed this exposure in Note 11. We identified the accruals for environmental liabilities as a critical audit matter.
The principal considerations for our determination that the accruals for environmental liabilities are a critical audit matter is that the length of time over which the obligation will be resolved is significant and the estimate requires specialized knowledge of environmental engineering. The estimate, which involves assumptions such as the nature and extent of contamination at each site, the nature and extent of required cleanup efforts, the duration and effectiveness of the chosen remedial strategy and changes in environmental regulations, is subjective in nature and involved complex and subjective judgment.

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
March 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rayonier Advanced Materials Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Rayonier Advanced Materials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Jacksonville, Florida
March 5, 2026

Rayonier Advanced Materials Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,466,397	$1,630,308	$1,643,330
Cost of sales	(1,347,612)	(1,464,726)	(1,555,176)
Gross margin	118,785	165,582	88,154
Selling, general and administrative expense	(83,942)	(92,258)	(75,712)
Foreign exchange gain (loss)	(4,629)	7,429	(2,999)
Asset impairment (Note 7)	—	(25,169)	(62,300)
Indefinite suspension charges (Note 3)	(1,275)	(16,630)	—
Environmental remediation expense	(20,384)	(6,607)	(5,784)
Other operating income (expense), net (Note 20)	(4,457)	7,134	(6,623)
Operating income (loss)	4,098	39,481	(65,264)
Interest expense	(97,953)	(85,715)	(73,810)
Components of pension and OPEB, excluding service costs (Note 19)	922	2,924	98
Debt refinancing charges	(106)	(10,195)	361
Other income (expense), net	(2,006)	4,305	6,141
Loss from continuing operations before income tax	(95,045)	(49,200)	(132,474)
Income tax (expense) benefit (Note 21)	(323,265)	8,928	32,311
Equity in loss of equity method investments	(4,873)	(1,652)	(1,984)
Loss from continuing operations	(423,183)	(41,924)	(102,147)
Income from discontinued operations, net of tax (Note 4)	2,670	3,217	312
Net loss	(420,513)	(38,707)	(101,835)
Net income attributable to redeemable noncontrolling interest (Note 14)	161	37	—
Net loss attributable to RYAM	$(420,674)	$(38,744)	$(101,835)

Basic and Diluted earnings per common share (Note 17)
Loss from continuing operations	$(6.37)	$(0.64)	$(1.57)
Income from discontinued operations	0.04	0.05	—
Net loss	$(6.33)	$(0.59)	$(1.57)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(420,513)	$(38,707)	$(101,835)
Other comprehensive income, net of tax (Note 16)
Foreign currency translation adjustment	25,106	(12,380)	7,530
Unrealized gain on derivative instruments	129	151	194
Net gain (loss) on employee benefit plans	(2,537)	12,477	10,157
Total other comprehensive income	22,698	248	17,881
Comprehensive loss	(397,815)	(38,459)	(83,954)
Comprehensive income attributable to redeemable noncontrolling interest	1,525	37	—
Comprehensive loss attributable to RYAM	$(399,340)	$(38,496)	$(83,954)
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$75,393	$125,222
Accounts receivable, net (Note 5)	193,306	213,972
Inventory (Note 6)	237,969	208,003
Income tax receivable (Note 21)	1,720	2,637
Prepaid and other current assets	59,995	51,127
Total current assets	568,383	600,961

Property, plant and equipment, net (Note 7)	1,014,614	1,018,583
Deferred tax assets (Note 21)	24,026	349,500
Intangible assets, net (Note 2)	3,931	10,404
Other assets	147,401	150,209
Total assets	$1,758,355	$2,129,657

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$190,450	$196,249
Accrued and other current liabilities (Note 9)	138,580	170,785
Debt due within one year (Note 10)	20,909	23,379
Current environmental liabilities (Note 11)	10,438	9,749
Total current liabilities	360,377	400,162

Long-term debt (Note 10)	758,109	706,444
Non-current environmental liabilities (Note 11)	173,444	160,466
Pension and other postretirement benefits (Note 19)	78,838	77,239
Deferred tax liabilities (Note 21)	12,722	13,685
Other liabilities	46,943	47,273

Redeemable noncontrolling interest (Note 14)	11,366	10,503

Commitments and contingencies (Note 23)

Stockholders’ equity (Note 15)
Common stock: 140,000,000 shares authorized at $0.01 par value, 67,005,593 and 65,966,881 issued and outstanding, respectively	670	660
Additional paid-in capital	427,764	425,303
Retained earnings (deficit)	(88,907)	333,591
Accumulated other comprehensive loss (Note 16)	(22,971)	(45,669)
Total stockholders’ equity	316,556	713,885
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,758,355	$2,129,657
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2022	64,020,761	$640	$418,048	$474,423	$(63,798)	$829,313
Net loss attributable to RYAM	—	—	—	(101,835)	—	(101,835)
Other comprehensive income, net of tax	—	—	—	—	17,881	17,881
Issuance of common stock under incentive stock plans	2,032,375	20	(20)	—	—	—
Stock-based compensation	—	—	6,507	—	—	6,507
Repurchase of common stock(a)	(660,122)	(6)	(5,413)	—	—	(5,419)
Balance at December 31, 2023	65,393,014	654	419,122	372,588	(45,917)	746,447
Net loss attributable to RYAM	—	—	—	(38,744)	—	(38,744)
Other comprehensive income, net of tax	—	—	—	—	248	248
Issuance of common stock under incentive stock plans	730,937	7	(7)	—	—	—
Stock-based compensation	—	—	7,101	—	—	7,101
Repurchase of common stock(a)	(157,070)	(1)	(913)	—	—	(914)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(253)	—	(253)
Balance at December 31, 2024	65,966,881	660	425,303	333,591	(45,669)	713,885
Net loss attributable to RYAM	—	—	—	(420,674)	—	(420,674)
Other comprehensive income, net of tax	—	—	—	—	22,698	22,698
Issuance of common stock under incentive stock plans	1,456,985	14	(14)	—	—	—
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock(a)	(418,273)	(4)	(3,021)	—	—	(3,025)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(1,824)	—	(1,824)
Balance at December 31, 2025	67,005,593	$670	$427,764	$(88,907)	$(22,971)	$316,556

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(420,513)	$(38,707)	$(101,835)
Adjustments to reconcile net loss to cash provided by operating activities:
Income from discontinued operations	(2,670)	(3,217)	(312)
Depreciation and amortization	133,958	137,173	139,983
Asset impairment	—	25,169	62,300
Stock-based compensation expense	5,496	7,101	6,507
Amortization of debt premium, discount and issuance costs	8,551	8,559	6,050
Deferred income tax expense (benefit)	321,925	(9,606)	(27,713)
Increase in environmental liabilities	20,178	6,417	4,764
Change in fair value of put option liability	2,841	—	—
Loss on investment in AGE	2,000	—	—
(Gain) loss on debt extinguishment	—	4,363	(361)
Net periodic benefit cost of pension and other postretirement plans	4,263	2,268	3,578
Unrealized (gain) loss on foreign currency	4,039	(5,613)	1,900
Loss on disposal of property, plant and equipment	893	1,790	731
Changes in operating assets and liabilities:
Accounts receivable	24,779	(24,392)	19,979
Inventory	(23,284)	(2,134)	58,949
Income tax receivable	1,096	19,859	(7,137)
Accounts payable	2,897	8,068	13,757
Accrued and other current liabilities	(38,922)	20,505	(12,219)
Duty refund rights	—	40,111	(1,946)
Other	(9,518)	20,315	(13,783)
Contributions to pension and other postretirement plans	(7,365)	(8,514)	(11,533)
Expenditures for environmental liabilities	(6,733)	(5,905)	(5,385)
Cash provided by operating activities	23,911	203,610	136,274

Investing activities
Capital expenditures, net of proceeds from sale of property, plant and equipment	(115,599)	(107,944)	(127,670)
Proceeds related to insurance claims	3,500	—	—
Investment in equity method investments	(2,000)	—	(780)
Cash used in investing activities-continuing operations	(114,099)	(107,944)	(128,450)
Cash provided by investing activities-discontinued operations	—	—	1,169
Cash used in investing activities	(114,099)	(107,944)	(127,281)

Financing activities
Borrowings of long-term debt	547,400	672,200	465,030
Repayments of long-term debt	(512,091)	(701,885)	(537,845)
Short-term financing, net	(2,029)	(2,740)	1,369
Debt issuance costs	(196)	(23,790)	(10,082)
Repurchase of common stock	(3,025)	(914)	(5,419)
Contribution from redeemable noncontrolling interest	—	15,843	—
Preferred equity issuance costs	—	(1,192)	—
Cash provided by (used in) financing activities	30,059	(42,478)	(86,947)

Net increase (decrease) in cash and cash equivalents	(60,129)	53,188	(77,954)
Net effect of foreign exchange on cash and cash equivalents	10,300	(3,734)	1,919
Balance, beginning of period	125,222	75,768	151,803
Balance, end of period	$75,393	$125,222	$75,768

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Interest paid	$(99,389)	$(95,050)	$(51,017)
Income taxes (paid) refunded, net	$(510)	$19,003	$(7,239)
Capital assets purchased on account	$29,450	$39,163	$37,363
See Notes to Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)

1. Nature of Operations and Basis of Presentation
Nature of Operations
RYAM is a global leader of cellulose and derivatives commonly used in the production of filters, food, pharmaceuticals, high performance plastics, propellants and various industrial applications. The Company’s specialized assets, capable of creating the world’s leading cellulose specialties products, are also used to produce cellulose viscose pulp, cellulose fluff pulp, high-yield pulp and various value-added derivatives, including paperboard, biofuels, bioelectricity and lignin.
In the first quarter of 2025, the Company reorganized its High Purity Cellulose operating segment as a result of changes in its internal operating model, significant developments in its Biomaterials strategy (see Note 10—Debt and Finance Leases and Note 14—Redeemable Noncontrolling Interest for information regarding its newly-formed subsidiary, BioNova, and important financing milestones reached) and the successful launch of an enterprise reporting system that significantly enhances the Company’s financial reporting and costing capabilities. Specifically, the Company determined, in light of these new developments and capabilities, that the performance and outlook of the High Purity Cellulose business will be better managed as three separate businesses: Cellulose Specialties, Cellulose Commodities and a new Biomaterials business. No changes were made to the composition of the Paperboard and High-Yield Pulp operating segments. As a result of this reorganization, the Company now operates in the following operating segments: Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp.
Prior period segment results have been recast to align with this new segment reporting structure. See Note 22—Segment and Geographical Information for further information.
Cellulose Specialties
The Company currently manufactures its Cellulose Specialties products through three production facilities located in the U.S. and France. A fourth production facility in Temiscaming, Canada, indefinitely suspended its cellulose operations in July 2024. Cellulose specialties, produced from cellulose, a natural polymer primarily derived from wood or cotton, are used in dissolving chemical applications that require a highly purified form of cellulose, including liquid crystal display screens, filters, textiles and performance additives for pharmaceutical, food and other industrial applications.
Biomaterials
The Company’s specialized assets also produce biomaterials, including biofuels, lignosulfonates, prebiotics, tall oil soap, HCE and turpentine. The bioethanol facility in Tartas, France produces wood-based 2G bioethanol fuel. Lignosulfonates are produced at the Tartas cellulose facility and were produced at the Temiscaming cellulose facility prior to the indefinite suspension of operations. Tall oil soap is produced at the Tartas and Jesup facilities. HCE is produced at the Fernandina and Tartas cellulose facilities. Turpentine is produced at the Jesup facility.
Cellulose Commodities
The cellulose production facilities discussed above also manufacture the Company’s Cellulose Commodities products, which primarily consist of absorbent materials and viscose applications. Absorbent materials, typically referred to as fluff, are used as an absorbent medium in consumer products such as disposable baby diapers, feminine hygiene products, incontinence pads, convalescent bed pads, industrial towels and wipes and non-woven fabrics. Commodity viscose is a raw material required for the manufacture of viscose staple fibers, which are used in woven applications, including rayon textiles for clothing and other fabrics, and non-woven applications, such as baby wipes, cosmetic and personal wipes, industrial wipes and mattress ticking.
Paperboard
The Company manufactures Kallima® Coated Cover Paperboard, a lightweight multi-ply paperboard, through its production facility in Temiscaming. Paperboard is used for packaging, printing documents, brochures, promotional materials, paperback book and catalog covers, file folders, tags and lottery tickets.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
High-Yield Pulp
The Company manufactures bulky high-yield pulp through its production facility in Temiscaming. Paper manufacturers use high-yield pulp to produce paperboard, packaging, coated and uncoated printing and writing paper, specialty papers and various other paper products.
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
The Financial Statements and notes thereto have been prepared in accordance with GAAP and the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in using estimates, actual results could differ from those expected as of the reporting date. Management believes that the estimates and assumptions used are reasonable.
The Company’s fiscal year begins on January 1 and ends on December 31. For interim reporting periods, the Company uses a 5-4-4 calendar that ends on the last Saturday of the fiscal quarter.
Discontinued Operations
As a result of the sale of its lumber and newsprint assets in August 2021, the Company presents the results for those operations and any associated impacts as discontinued operations. Unless otherwise stated, information in these notes to consolidated financial statements relates to continuing operations. See Note 4—Discontinued Operations for further information.
Subsequent Event
In March 2026, the Company entered into an agreement to sell and lease back (i) the land and equipment of its chip mills located in Georgia and (ii) the Company’s ERP systems for a purchase price of $20 million, the proceeds of which the Company intends to use for general corporate purposes. The lease has an initial term of 33 months and will continue for successive three-month periods until terminated by either party with appropriate notice, with monthly rental payments of $0.7 million. The accounting treatment for this transaction has not yet been finalized.
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
Realized and unrealized gains and losses resulting from foreign currency transactions are recorded, as incurred, to “foreign exchange gain (loss)” or “other income (expense), net” in the consolidated statements of operations, as appropriate. The Company incurred total foreign currency transaction gain (loss) of $(7) million, $10 million and $(4) million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Inventory
Finished goods, work-in-process and raw materials inventories, as well as manufacturing and maintenance supplies, are valued at average cost. Inventory costs include material, labor and manufacturing overhead. The need for a provision for estimated losses from obsolete, excess or slow-moving inventories is reviewed periodically.
Property, Plant and Equipment
Depreciation
Property, plant and equipment are recorded at cost, including applicable freight, interest, construction and installation costs. Production-related plant and equipment for the Company’s Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp products are depreciated using the units-of-production method. The total units of production used to calculate depreciation expense is determined by factoring annual production days, based on normal production conditions, by the economic useful life of the asset involved. Production-related assets under finance leases are depreciated using the straight-line method over the related lease term. The Company depreciates its non-production assets, including office, lab and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.
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
In the third quarter of 2024, in conjunction with the indefinite suspension of Temiscaming cellulose operations, the Company recorded a non-cash asset impairment of $25 million. See Note 3—Indefinite Suspension of Operations for further information.
In the fourth quarter of 2023, in conjunction with the optimization and realignment of Cellulose Commodities assets, the Company recorded a non-cash impairment of $62 million related to certain assets at the Temiscaming and Jesup facilities. See Note 7—Property, Plant and Equipment, Net for further information.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
As of December 31, 2025 and 2024, the Company accrued $11 million and $13 million, respectively, for asset retirement obligations in “other liabilities.” During 2025, new obligations incurred were immaterial and existing obligations of $2 million were settled. Accretion expense was immaterial during the years ended December 31, 2025 and 2024 and was $1 million during 2023.
Capitalized Software
The Company capitalizes certain costs in connection with obtaining software for internal use. These costs are generally amortized over five years, once the assets are ready for their intended use. As of December 31, 2025 and 2024, the Company had $55 million and $50 million, respectively, of capitalized software included in “other assets” in the consolidated balance sheets. Accumulated amortization was $27 million and $22 million at December 31, 2025 and 2024, respectively. Amortization expense for capitalized software is recorded in “cost of sales” and “selling, general and administrative expense” in the consolidated statements of operations and totaled $6 million, $5 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Maintenance Costs
The Company performs scheduled inspections and major repairs and maintenance of plant machinery and equipment at the Company’s manufacturing facilities during a full plant shutdown. Costs associated with these planned outage periods are referred to as shutdown costs and are incurred to ensure the long-term reliability and safety of the manufacturing operations. Major maintenance shutdown costs are accounted for by the deferral method, under which expenditures related to shutdown are capitalized when incurred and amortized to production cost on a straight-line basis over the period benefited or the period of time until the next scheduled major maintenance shutdown, which generally ranges from one year to 18 months. Shutdown costs are classified as operating activities in the consolidated statements of cash flows. As of December 31, 2025 and 2024, the Company had $19 million and $14 million, respectively, in deferred major maintenance shutdown costs recorded in “prepaid and other current assets” in the consolidated balance sheets.
Emissions Allowances
The Company is subject to numerous international, federal and state-level rules, initiatives and proposals that address domestic and global climate issues, including those governing emissions. To comply with certain of these regulations and ordinances, the Company is allotted certain allowances or credits by governing authorities to offset the obligations created by the Company’s operations. There is no value assigned to the government-allotted emissions allowances in the consolidated balance sheets. Income or expense from the sale or purchase of emission allowances are recognized within “cost of sales” in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $9 million, $10 million and $11 million, respectively, of sales of excess emission allowances associated with its Tartas, France operations.
Research and Development Expense
R&D capabilities and activities are primarily focused on the Cellulose Specialties and Biomaterials operating segments. These efforts are directed at further developing products and technologies, including improving the quality of cellulose fiber grades, improving manufacturing efficiency and environmental controls and reducing fossil fuel consumption. The Company also focuses its R&D activities on the development and marketing of new products and applications. R&D expense was $7 million, $5 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Intangible Assets
The Company has definite-lived intangible assets, acquired through a business combination, that consist of customer lists and trade names and are amortized over their estimated useful lives for periods ranging from 8 to 15 years. The Company evaluates the recoverability of its definite-life intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured, and, if the carrying amount exceeds the fair value, an impairment loss is recognized.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The Company’s definite-lived intangible assets were as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer lists	$51,680	$(51,680)	$—	0.0 years
Trade names	8,604	(4,673)	3,931	6.9 years
Total definite-lived intangibles	$60,284	$(56,353)	$3,931	6.9 years

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer lists	$51,680	$(45,783)	$5,897	0.9 years
Trade names	8,604	(4,097)	4,507	7.9 years
Total definite-lived intangibles	$60,284	$(49,880)	$10,404	3.9 years
Total amortization expense related to definite-lived intangible assets was $6 million for the year ended December 31, 2025 and $7 million for each of the years ended December 31, 2024 and 2023.
Estimated future amortization expense related to intangible assets held as of December 31, 2025 was as follows:

2026	$575
2027	575
2028	575
2029	575
2030	575
Thereafter	1,056
Total	$3,931
Equity Method Investments
Anomera, Inc.
The Company is an investor in Anomera, a Canadian startup corporation headquartered in Montreal, Quebec. Anomera manufactures CNC, a patented, biodegradable product, with uses in the cosmetics industry and various other industrial applications, including concrete, inks and pigments, polymer composites, coatings and adhesives industries. Anomera has a product development lab in Mississauga, Ontario and a production facility on the Company’s Temiscaming site that was constructed during 2021. In exchange for voting and non-voting interests, the Company has invested $12 million in Anomera through December 31, 2025. The Company and Anomera have entered into various service, leasing and supply agreements to support Anomera’s operations at the production facility. There are no financing agreements at Anomera for which the Company is liable.
The Company has a 44 percent voting interest in Anomera and is able to exercise significant influence, but not control, as it does not have the ability to direct the decisions that most significantly impact its economic performance. The Company has evaluated this investment and has concluded it is not a variable interest entity. The Company accounts for this investment under the equity method of accounting and records its share of net earnings and losses on the investment in “equity in loss of equity method investments” in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded losses of $1 million, $2 million and $2 million, respectively, on its equity investment in Anomera.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The Company recorded $13 million, $11 million and $14 million of lignin sales to the LTF joint venture during the years ended December 31, 2025, 2024 and 2023, respectively. The Company records its share of net earnings and losses on the investment in “other operating income (expense), net” in the consolidated statements of operations. During the years ended December 31, 2025 and December 31, 2023, the income (loss) recorded on the Company’s investment in LTF was immaterial. During the year ended December 31, 2024, the Company recorded income of $2 million on its investment in LTF. See Note 20—Other Operating Income (Expense), Net for further information.
The Company is liable for certain financing agreements related to LTF. See Note 23—Commitments and Contingencies for further information.
Altamaha Green Energy LLC
In the fourth quarter of 2025, the Company discontinued its involvement in the AGE project and incurred related charges of $3 million, including the write off of a $2 million contribution made to AGE in the third quarter for engineering, contract and legal support and $1 million in other expenses, that were recorded to “equity in loss of equity method investments” in the consolidated statements of operations.
The AGE project aims to construct a biomass boiler and turbine to produce and sell green electricity to Georgia Power Company under an executed Power Purchase Agreement. AGE is also a party to an Engineering, Procurement and Construction agreement, which can be terminated for convenience in the event the project is discontinued. AGE has not been engaged in any other operating activities and since formation focused solely on developing feasibility studies for this project and handling related administrative matters. During RYAM’s involvement in the project, all AGE expenses were shared evenly by RYAM and Beasley and were not material for the Company for any of the periods presented. The amounts expensed by the Company were recorded as general and administrative expenses.
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
The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling costs incurred are recorded in “cost of sales” in the consolidated statements of operations. In addition, the Company has excluded from net sales any value-add, sales and other taxes collected concurrent with its revenue-producing activities.
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
The Company has elected not to assess whether promised goods or services that are not significant in the context of a customer contract represent a separate performance obligation.
The Company did not have any material contract assets or contract liabilities as of December 31, 2025 or 2024.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Environmental Costs
The Company has established liabilities to assess, remediate, maintain and monitor sites related to disposed operations from which no current or future benefit is discernible. These obligations are established based on projected spending over the next 20 years and require significant estimates to determine the proper amount at any point in time. The projected period, from 2026 through 2045, reflects the time during which potential future costs are both estimable and probable. As new information becomes available, these cost estimates are updated and the recorded liabilities are adjusted appropriately. Environmental liabilities are accounted for on an undiscounted basis and are reflected in “current environmental liabilities” and “non-current environmental liabilities” in the consolidated balance sheets.
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement asset and liability carrying amounts and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce the carrying amounts of its DTAs if it is more likely than not that such DTAs will not be realized, with the exception of DTAs for suspended U.S. interest deductions, which do not have a full valuation allowance in accordance with specific AICPA guidance. See Note 21—Income Taxes for further information.
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
Recent Accounting Developments
Accounting Standards Updates Implemented
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced annual income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 for this 2025 Form 10-K on a prospective basis. See Note 21—Income Taxes for the new disclosures required by this ASU. The adoption of this ASU had no impact to the Company’s consolidated financial statements.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
In August 2023, the FASB issued ASU 2023-05 “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which provides specific guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. The Company adopted ASU 2023-05 on January 1, 2025 and it will be applied on a prospective basis to all joint ventures with a formation date on or after January 1, 2025. The adoption of this ASU had no impact to the Company’s consolidated financial statements and related disclosures.
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
3. Indefinite Suspension of Operations
In July 2024, the Company suspended operations at its Temiscaming cellulose plant. Certain infrastructure assets of the site’s cellulose plant continue to run in support of the ongoing energy and other needs of the Temiscaming paperboard and high-yield pulp plants that support the Company’s Paperboard and High-Yield Pulp operating segments, which continue to operate at full capacity, subject to market conditions. The Temiscaming cellulose plant was idled in a safe and environmentally sound manner. In the first quarter of 2026, the Company determined that it would permanently cease DWP production at the site.
Suspension activities began in July 2024 and were largely completed in 2024. Since the start of the indefinite suspension in 2024, the Company has incurred total one-time operating charges of $18 million, including $7 million of mothballing costs, $6 million of severance and other employee costs and $5 million of other costs. While most cash costs associated with the indefinite suspension of operations were paid in the third and fourth quarters of 2024, severance and other indefinite suspension costs are being paid over a period of time. The Company estimates remaining one-time charges of approximately $1 million will be incurred, chiefly in 2026.
In the third quarter of 2024, in conjunction with the suspension of operations, which at the time was for an indefinite duration, the Company recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming cellulose plant’s net carrying value exceeded its estimated fair value. See Note 13—Fair Value Measurements for further information on the fair value measurement of the Temiscaming plant asset group. The accounting impact of the decision to permanently cease DWP production is currently being assessed and may result in a non-cash asset impairment in the first quarter, which is not estimable at this time.
The following table presents the accrued liability balance activity related to the indefinite suspension during the year ended December 31, 2025:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2024	$977	$5,010	$5,987
Charges incurred	1,680	(405)	1,275
Payments	(2,657)	(3,935)	(6,592)
Balance at December 31, 2025	$—	$670	$670

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The following table presents total indefinite suspension charges incurred by cost type:

	Year Ended December 31,
	2025	2024
Mothballing costs	$1,680	$5,710
Severance and other employee costs	(405)	6,133
Loss on asset disposal	—	975
Other suspension costs	—	3,812
Indefinite suspension charges(a)	$1,275	$16,630

(a)In 2024, included non-cash charges of (i) a $2 million write-off of deferred shutdown costs, (ii) $2 million for potential contract penalties, (iii) a loss on asset disposal of $1 million and (iv) a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations. See Note 19—Employee Benefit Plans for further information regarding the loss on pension curtailment charges.
The charges incurred during the periods presented were recorded to the Cellulose Commodities segment in “indefinite suspension charges” in the consolidated statements of operations.
4. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada to GreenFirst. In connection with the sale, GreenFirst and the Company entered into a 20-year assignable wood chip and residual fiber supply agreement, securing supply for the Company’s operations at the Temiscaming plant. The Company remains subject to purchase obligations under this agreement, under which total required purchase volumes of wood chips and residual fiber are dependent on sawmill production. In connection with the indefinite suspension of operations at the Temiscaming cellulose plant, GreenFirst and the Company have agreed that the Company will purchase the required volumes at market value and sell them to third parties at the same amount for an expected neutral impact.
As part of the sale of its lumber assets, the Company retained all refund rights and obligations, including interest, to softwood lumber duties generated or incurred through the closing date of the sale. At the end of 2023, the Company had a $40 million long-term receivable associated with USDOC determinations of the revised duty rates for 2017 through 2021. In 2024, the Company sold these refund rights, including all accrued interest, for $39 million, with the opportunity for additional sale proceeds in the future contingent upon the timing and terms of the ultimate outcome of the trade dispute between the USDOC and Canada. The Company recorded a pre-tax loss of $1 million on the sale.
During the years ended December 31, 2025 and 2024, the Company recognized $4 million and $5 million, respectively, of pre-tax income related to CEWS benefit claims deferred since 2021. See Note 9—Accrued and Other Current Liabilities for further information.
In 2023, the Company recorded a pre-tax gain of $2 million related to USDOC administrative reviews completed on softwood lumber duties that was largely offset by a $2 million pre-tax loss related to the settlement of a claim pursuant to the representations and warranties in the asset purchase agreement.
The lumber and newsprint assets sold were previously reported within the (former) Forest Products and Pulp and Newsprint segments, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Income from discontinued operations was comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Loss on sale of duty refund rights	$—	$(890)	$—
Other operating income	3,632	5,267	424
Operating income	3,632	4,377	424
Income from discontinued operations before income tax	3,632	4,377	424
Income tax expense(a)	(962)	(1,160)	(112)
Income from discontinued operations, net of tax	$2,670	$3,217	$312

(a)The tax rate used differed from the U.S. statutory rate, as discontinued operations were taxed exclusively at the Canadian blended rate of 26.5 percent for all periods presented.
5. Accounts Receivable, Net
Accounts receivable, net included the following:

	December 31,
	2025	2024
Accounts receivable, trade	$169,239	$191,091
Accounts receivable, other(a)	24,938	23,938
Allowance for credit loss	(871)	(1,057)
Accounts receivable, net	$193,306	$213,972

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
6. Inventory
Inventory included the following:

	December 31,
	2025	2024
Finished goods	$179,729	$156,407
Work-in-progress	7,038	5,034
Raw materials	44,939	40,234
Manufacturing and maintenance supplies	6,263	6,328
Inventory	$237,969	$208,003

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
7. Property, Plant and Equipment, Net
Property, plant and equipment, net included the following:

	December 31,
	2025	2024
Land and land improvements	$42,095	$41,430
Buildings	262,965	254,127
Machinery and equipment	2,637,937	2,539,114
Other	5,342	4,985
Construction in progress	60,946	70,526
Property, plant and equipment	3,009,285	2,910,182
Accumulated depreciation	(1,994,671)	(1,891,599)
Property, plant and equipment, net	$1,014,614	$1,018,583
Depreciation expense recorded in the consolidated statements of operations was $122 million, $125 million and $129 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company received $1 million and $3 million in proceeds from the sale of assets during the years ended December 31, 2025 and 2023, and immaterial proceeds during the year ended December 31, 2024.
Jesup Fire
In October 2024, an isolated fire occurred at the Company’s cellulose plant in Jesup, Georgia, during planned maintenance activity. There were no injuries to employees or contractors and no risk to the surrounding community. The plant’s operations fully resumed within two weeks, incurring $2 million in immediate repair costs and $3 million of emergency maintenance capital expenditures in 2024. The Company incurred capital expenditures of $3 million in 2025 and estimates that additional capital expenditures in excess of $10 million will be required in 2026.
The Company carries property and business interruption loss insurance with a $15 million combined deductible. In the third quarter of 2025, the Company received a prepayment of $5 million for its insurance claim related to the fire that was recorded to “accrued and other current liabilities” in the consolidated balance sheets (see Note 9—Accrued and Other Current Liabilities). The claim remains in process and seeks recovery for (i) emergency repairs required to return the plant to operating status, (ii) long-term repair work to implement permanent fixes for the emergency repairs, which is ongoing and expected to be completed in early 2027, and (iii) lost profits due to business interruption. The Company is currently unable to estimate the total expected amount to be recovered and any amount recovered will be subject to the $15 million deductible.
Asset Impairments
Indefinite Suspension of Operations
In the third quarter of 2024, in conjunction with the indefinite suspension of operations of the Temiscaming cellulose plant, the Company recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming cellulose plant’s net carrying value exceeded its estimated fair value. The impairment was recorded to the Cellulose Commodities segment in “asset impairment” in the consolidated statements of operations. See Note 13—Fair Value Measurements for further information on the fair value measurement of the Temiscaming plant asset group.
Asset Realignment
In the fourth quarter of 2023, the Company began efforts towards the optimization and realignment of its cellulose plant assets that included the consolidation of commodity viscose production into the Temiscaming plant and fluff production into the Jesup plant’s C Line. This realignment reflects a strategic decision expected to reduce commodity exposure and earnings volatility and allow the Company to better manage excess capacity of cellulose specialties by operating assets based on current demand for each end market.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The realignment materially impacted the way the assets were to be managed, which resulted in the need for an impairment analysis and, ultimately, the recognition of a non-cash impairment of $62 million. The impairment was recorded to the Cellulose Commodities segment in “asset impairment” in the consolidated statements of operations and was comprised of the amount by which the Temiscaming plant’s net carrying value exceeded its estimated fair value and the write-off of certain assets at the Jesup plant that are no longer expected to be used.
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
8. Leases
The Company is a lessee in operating and finance leases primarily covering corporate offices, warehouse space, rail cars and equipment. As of December 31, 2025, the Company’s leases have remaining lease terms of less than one year to 10.8 years with standard renewal and termination options available at the Company’s discretion. Certain equipment leases have purchase options at the end of the lease term, which are not included in the ROU assets, as it is not reasonably certain that the Company will exercise such options. Short-term leases, those with an initial term of 12 months or less, are not recorded in the consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company uses its incremental borrowing rate to determine the present value of lease payments unless the lease provides an implicit or explicit interest rate.
Financial and other information related to the Company’s operating and finance leases follow:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$10,357	$8,584	$7,441
Finance lease cost
Amortization of ROU assets	465	434	405
Interest	50	81	110
Total lease cost	$10,872	$9,099	$7,956

		December 31,
	Balance Sheet Location	2025	2024
Operating leases
ROU assets	Other assets	$25,629	$31,112
Lease liabilities, current	Accrued and other current liabilities	$8,224	$7,604
Lease liabilities, non-current	Other liabilities	$18,599	$24,035

Finance leases
ROU assets	Property, plant and equipment, net	$339	$709
Lease liabilities	Long-term debt	$456	$921

	Year Ended December 31,
	2025	2024	2023
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$10,441	$8,590	$6,996
Operating lease ROU assets obtained in exchange for lease liabilities(a)	$2,090	$20,134	$7,676

(a)During the year ended December 31, 2024, the Company recorded an ROU asset and corresponding lease liability of $14 million related to a new warehouse lease agreement in Canada.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Finance lease cash flows were immaterial during the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024
Operating leases
Weighted average remaining lease term (in years)	4.0	4.6
Weighted average discount rate	8.4%	8.2%

Finance leases
Weighted average remaining lease term (in years)	0.9	1.8
Weighted average discount rate	7.0%	7.0%
Operating lease maturities as of December 31, 2025 were as follows:

2026	$10,081
2027	8,611
2028	6,908
2029	2,772
2030	696
Thereafter	2,915
Total minimum lease payments	31,983
Less: imputed interest	(5,160)
Present value of future minimum lease payments	$26,823
9. Accrued and Other Current Liabilities
Accrued and other current liabilities included the following:

	December 31,
	2025	2024
Accrued customer incentives	$43,260	$52,153
Accrued payroll and benefits	30,770	41,380
Accrued interest	690	12,674
Accrued income taxes	4,342	4,445
Accrued property and other taxes	1,754	6,265
Deferred revenue and other income(a)	10,359	11,128
Other current liabilities(b)	47,405	42,740
Accrued and other current liabilities	$138,580	$170,785

(a)Included at December 31, 2025 was a prepayment of $5 million for the Company’s insurance claim related to the fire that occurred at the Jesup plant in October 2024. See Note 7—Property, Plant and Equipment, Net for further details of the fire and related claim. Included at December 31, 2024 was $3 million (CAD $5 million) associated with funds received in 2021 for CEWS. In the second quarter of 2025, the Company recognized this amount in “income from discontinued operations, net of taxes” in the consolidated statements of operations.
(b)Included at December 31, 2025 and 2024 was $19 million and $17 million, respectively, of energy-related payables associated with Tartas facility operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
10. Debt and Finance Leases
Debt and finance leases include the following:

	December 31,
	2025	2024
ABL Credit Facility due November 2029: $72 million net availability, bearing interest of 6.1% (3.8% adjusted SOFR plus 2.3% margin) at December 31, 2025	$50,000	$—
2029 Term Loan due October 2029: bearing interest of 11.5% (4.0% three-month Term SOFR plus 7.5% margin) at December 31, 2025	693,000	700,000
5.50% CAD-based term loan due April 2028	18,923	21,184
BioNova debt(a)	20,578	21,120
Other loans(b)	32,019	32,536
Short-term factoring facility	4,801	2,304
Finance lease obligations	456	921
Total principal payments due	819,777	778,065
Less: unamortized premium, discount and issuance costs	(40,759)	(48,242)
Total debt	$779,018	$729,823

Debt due within one year	$20,909	$23,379
Long-term debt	$758,109	$706,444

(a)Consists of green loans associated with the Tartas bioethanol plant, part of the net assets contributed by the Company to its subsidiary, BioNova.
(b)Consist of loans for energy projects in France.
Future debt and finance lease payments as of December 31, 2025 include:

	Finance Lease
	Minimum Lease Payments	Interest	Net Present Value	Debt Principal Payments
2026	$472	$16	$456	$20,453
2027	—	—	—	28,049
2028	—	—	—	21,377
2029	—	—	—	730,966
2030	—	—	—	7,950
Thereafter	—	—	—	10,526
Total debt and finance lease payments due	$472	$16	$456	$819,321
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
As of December 31, 2025, the Company had $175 million of gross availability under the ABL Credit Facility and net available borrowings of $72 million after taking into account the facility’s ending balance of $50 million, outstanding letters of credit of $27 million and required availability of $26 million to avoid triggering the facility’s fixed charge coverage ratio covenant (see below).
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
At December 31, 2025, the Company was in compliance with all covenants under the ABL Credit Facility.
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
Drawdowns may be made until the second anniversary of the credit agreement, at which time any unused amounts will be canceled. At December 31, 2025, there were no borrowings outstanding under the BioNova Term Loan.
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
The agreement governing the BioNova Term Loan requires BioNova to maintain a debt to EBITDA ratio of 3.0 to 1.0 in 2026, 2.5 to 1.0 in 2027, 2.0 to 1.0 in 2028, and 1.50 to 1.0 in 2029 and thereafter. The BioNova Term Loan is secured by 100 percent of the shares in BioNova’s subsidiaries and is guaranteed by its subsidiary Rayonier A.M. France SAS.
The agreement governing the BioNova Term Loan also contains various other customary covenants that limit the ability of the Company and its restricted subsidiaries, as defined by the credit agreement, to take certain specified actions, subject to certain exceptions, including incurring debt or liens, making investments, entering into mergers and acquisitions, paying dividends and making other restricted payments. At December 31, 2025, the Company was in compliance with all covenants under the BioNova Term Loan.
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
Lender fees of $19 million and the $18 million original issue discount were recorded to “long-term debt” in the consolidated balance sheets, to be amortized over the term of the 2029 Term Loan. Other transaction fees of $6 million were recorded to “debt refinancing charges” in the consolidated statements of operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The 2029 Term Loan matures in October 2029, requires quarterly principal payments of $1.75 million and bears interest at an annual rate equal to three-month Term SOFR plus an initial applicable margin of 7.0 percent. The initial applicable margin may fluctuate by 0.5 percent based on the Company’s net secured leverage ratio. If net secured leverage is below 2.5 times covenant EBITDA, the applicable margin decreases to 6.5 percent. If net secured leverage exceeds 3.5 times covenant EBITDA, the applicable margin increases to 7.5 percent. At December 31, 2025, the 2029 Term Loan’s interest and effective interest rates were 11.5 percent and 13.5 percent, respectively.
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
At December 31, 2025, the Company was in compliance with all covenants under the 2029 Term Loan.
2027 Term Loan
In July 2023, the Company secured term loan financing of $250 million in aggregate principal amount and received net proceeds of $243 million after a non-cash original issue discount of $7 million. The net proceeds, together with cash on hand, were used to redeem the 2024 Notes and pay related issuance costs of $10 million.
In January 2024, the Company amended the 2027 Term Loan to increase the maximum consolidated secured net leverage ratio that it must maintain in the fourth quarter of 2023 and through its 2024 fiscal year. The Company incurred fees of $3 million related to this amendment, including $1 million in legal and advisory fees recorded to “selling, general and administrative expense” in the consolidated statements of operations in the fourth quarter of 2023, and $2 million in lender fees recorded as deferred financing costs that were being amortized to “interest expense” over the remaining term of the loan.
In November 2024, as discussed above, the Company redeemed the outstanding principal balance and accrued interest of the 2027 Term Loan with the 2029 Term Loan refinancing. Related transaction fees of $6 million were recorded to “debt refinancing charges” in the consolidated statements of operations.
Senior Notes
2026 Notes
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
Short-term Factoring Facility
The Company’s subsidiary in France entered into a factoring agreement with BNP pursuant to which it submits the value of eligible receivables up to USD $3 million and euro €24 million for immediate payment. Eligibility of receivables is based on invoices issued to the Company’s subsidiary from customers previously approved by BNP. Upon collection of these receivables, on average no longer than 60 days, amounts outstanding under this agreement are paid off. The Company pays interest on a monthly basis for these borrowings based on the value of factored invoices at the Euribor 3-month rate, with floor at zero percent, plus 0.55 percent. The weighted average interest rate on total short-term borrowings associated with this agreement at December 31, 2025 and 2024 was 2.7 percent and 4.1 percent, respectively.
BioNova Debt and Other Loans
The Company has fixed-rate loans with various financial institutions primarily related to the Tartas bioethanol plant and other energy projects in France. The weighted average interest rates on the loans outstanding at December 31, 2025 and 2024 were 3.1 percent and 2.9 percent, respectively.
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The following table presents the activity of the Company’s environmental liabilities, including those of specific sites where current estimates exceed 10 percent of the total liabilities for disposed operations at December 31, 2025, 2024 or 2023:

	December 31, 2023 Liability	Payments	Increase (Decrease) to Liability(a)	December 31, 2024 Liability	Payments	Increase (Decrease) to Liability(a)	December 31, 2025 Liability
Port Angeles, Washington	$52,668	$(1,004)	$1,594	$53,258	$(1,272)	$11,025	$63,011
Augusta, Georgia	22,655	(1,227)	1,089	22,517	(1,418)	3,993	25,092
Baldwin, Florida	15,891	(383)	447	15,955	(836)	2,205	17,324
East Point, Georgia	19,712	(1,111)	1,154	19,755	(1,280)	1,763	20,238
All other sites	59,365	(2,180)	1,545	58,730	(1,927)	1,414	58,217
Total environmental liabilities	$170,291	$(5,905)	$5,829	$170,215	$(6,733)	$20,400	$183,882

Current environmental liabilities	$9,833			$9,749			$10,438
Non-current environmental liabilities	$160,458			$160,466			$173,444

(a)Included in the increase (decrease) to liability during the year ended December 31, 2024 was a decrease of $1 million due to foreign currency fluctuations. The liability as of December 31, 2025 was not materially impacted by foreign currency fluctuations.
Port Angeles, Washington
The Company operated a pulp mill at this site from 1930 until 1997. The site and the adjacent marine areas (a portion of Port Angeles harbor) have been in various stages of the assessment process under the Washington MTCA since 2000, and several voluntary interim soil clean-up actions have been performed during this time. In addition, the Company may be liable under CERCLA for “natural resource damages” caused by releases from the site. As a result of an agreed order with the Washington DOE, the remainder of the Washington MTCA regulatory process will be completed on a set timetable, subject to the approval of all reports and studies by the Washington DOE. As the next step in collaboration with the Washington DOE, the parties have negotiated a consent decree that, when finalized, will formalize approved remedial actions, which include more stringent cleanup standards and an expanded scope. Consequently, in the first quarter of 2025, the Company increased its estimated remediation liability and recorded an expense of $10 million. Upon completion of all work required under the agreed order and finalized consent order, additional remedial measures for the site and off-site areas may be necessary and, as a result, current cost estimates and the corresponding liability could change. The associated cash expenditures are not expected to commence before 2028, with outflows anticipated over the subsequent three to five years.
Augusta, Georgia
The Company operated this site as a wood treatment plant from 1928 to 1988. Ongoing remediation activities have consisted primarily of groundwater recovery and treatment. This site operates under a 10-year RCRA hazardous waste facility permit managed by the Georgia EPD. The most recent permit was issued in 2015 and is currently in the renewal process. In connection with the Company’s submittal of its permit renewal application, Georgia EPD notified the Company that a revised corrective action plan for site soil and sediment would be required to address the findings of a decade-long extended investigation performed pursuant to the current permit. The revised corrective action plan is currently in review with the Georgia EPD. It expands the remedial areas for soil and sediment and includes an additional off-site area, which were both identified through the investigative studies. To reflect the additional remedial activities in these expanded areas, in the first quarter of 2025, the Company increased the estimated remediation liability and recorded an expense of $2 million. The cash impact associated with this charge is expected in early 2027. Current cost estimates and the corresponding liability could vary if recovery or discharge volumes change or if additional changes to current remediation activities are required in the future.
Baldwin, Florida
The Company operated a wood treatment plant at this site from 1954 to 1987. This site operates under a 10-year hazardous waste permit renewed and issued pursuant to RCRA in 2017. Ongoing remediation activities currently consist primarily of groundwater recovery and treatment. Additional remedial activities may be necessary in the future that may result in changes to current cost estimates and the corresponding liability. During 2025, the estimated remediation liability increased primarily due to permit-required changes to the RCRA post-closure care financial assurance requirements.

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
In addition to these estimated liabilities, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of December 31, 2025, the Company estimates this exposure could range up to approximately $84 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several of the above sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable primarily due to the factors discussed above.
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
Cash Flow Hedge
In December 2020, the Company terminated all its outstanding derivative instruments, which had previously been designated as hedging instruments and had various maturity dates through 2028. Accumulated gains and losses associated with these instruments were deferred as a component of AOCI to be recognized in earnings as the underlying hedged transactions occur and affect earnings.
Losses reclassified from AOCI into income were immaterial during the years ended December 31, 2025, 2024 and 2023. The unrealized loss in AOCI related to hedge derivatives is presented below:

	December 31,
	2025	2024
Foreign exchange cash flow hedges, net of tax	$93	$222
See Note 16—Accumulated Other Comprehensive Loss for further information.
Redeemable Noncontrolling Interest — Put Option
The BioNova preferred shares issued to SWEN for its equity interest in BioNova contain an embedded put option, which the Company determined to be a derivative and should be bifurcated and recognized separately at fair value. See Note 13—Fair Value Measurements and Note 14—Redeemable Noncontrolling Interest for further information.

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
SWEN’s put option is remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income, net” in the consolidated statements of operations. The SWEN put option’s liability balance and activity during the year ended December 31, 2025 were as follows:

	Financial Statement Line Item	Year Ended December 31, 2025
Balance at December 31, 2024	Other liabilities	$4,196
Initial valuation adjustment	Other liabilities	2,486
Fair value measurement adjustment	Other income, net	2,841
Foreign currency translation adjustment	Foreign currency translation adjustment	560
Balance at December 31, 2025	Other liabilities	$10,083
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

	December 31
	2025	2024
Free cash flow to equity volatility(a)	54.0%	52.0%
Weighted average cost of capital	13.3%	12.1%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities

(a)Based on a peer group of companies in the same or a similar industry.
See Note 12—Derivative Instruments and Note 14—Redeemable Noncontrolling Interest for further information on the SWEN put option.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Assets Measured at Fair Value on a Nonrecurring Basis
Asset Impairment
In the third quarter of 2024, the Company recorded a $25 million non-cash impairment related to the Temiscaming cellulose plant asset group. The fair value of the Temiscaming cellulose plant assets was determined using discounted cash flows under the income approach from the perspective of a market participant assuming the highest and best use of the asset group. Discounted cash flows were estimated using key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate, which are Level 3 measurements. See Note 3—Indefinite Suspension of Operations and Note 7—Property, Plant and Equipment, Net for further information on this impairment.
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
Financial Instruments
The carrying amounts of the Company’s cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amount of borrowings outstanding under the ABL Credit Facility, 2029 Term Loan and short-term factoring facility approximate fair value due to their variable interest rates and no significant changes in the Company’s credit risk.
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	December 31,
	2025	2024
Carrying amount of fixed rate debt(a)	$71,679	$75,142
Fair value of fixed rate debt	$73,426	$75,272

(a)Excludes finance lease obligations.
14. Redeemable Noncontrolling Interest
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
The preferred shares rank senior to holders of BioNova common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of BioNova. Dividend distributions are subject to certain conditions set forth in the shareholder agreement. The preferred shares also contain embedded redemption features, which would require the Company to transfer cash to SWEN upon an exercise of the call and put options. The preferred shares are not deemed mandatorily redeemable and therefore have been classified as temporary equity.
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
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The redeemable noncontrolling interest balance and activity during the year ended December 31, 2025 were as follows:

Balance at December 31, 2024	$10,503
Initial valuation adjustment	(2,486)
Adjustment to redemption value	1,824
Net income attributable to redeemable noncontrolling interest	161
Comprehensive income adjustments:
Foreign currency translation adjustment on redemption value	1,364
Balance at December 31, 2025	$11,366
Results attributable to RYAM, after attribution to the redeemable noncontrolling interest, were as follows:

	Year Ended December 31,
	2025	2024
Loss from continuing operations attributable to RYAM	$(423,344)	$(41,961)
Income from discontinued operations attributable to RYAM	2,670	3,217
Net loss attributable to RYAM	$(420,674)	$(38,744)
15. Stockholders’ Equity
Common Stock Buyback
In January 2018, the Board of Directors authorized a share buyback program pursuant to which the Company may, from time to time, purchase shares of its common stock with an aggregate purchase price of up to $100 million. As of December 31, 2025, the remaining unused authorization under the share buyback program was $60 million. No shares were repurchased in connection with the program during the years ended December 31, 2025, 2024 and 2023. The Company does not expect to utilize any further authorization in the future.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
16. Accumulated Other Comprehensive Loss

	Year Ended December 31,
	2025	2024	2023
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of year	$(21,060)	$(33,537)	$(43,694)
Other comprehensive gain (loss) before reclassifications	(4,002)	15,981	12,859
Income tax on other comprehensive gain (loss)	137	(3,488)	(2,283)
Reclassifications to earnings(a)
Pension settlement loss	1,843	—	—
Amortization of gain	(749)	(358)	(705)
Amortization of prior service cost	255	337	196
Income tax on reclassifications(b)	(21)	5	90
Other comprehensive income (loss) on employee benefit plans, net of tax	(2,537)	12,477	10,157
Balance, end of year	(23,597)	(21,060)	(33,537)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of year	(222)	(373)	(567)
Reclassifications to earnings - foreign currency exchange contracts(c)	129	174	224
Income tax on reclassifications(b)	—	(23)	(30)
Other comprehensive income on derivative instruments, net of tax	129	151	194
Balance, end of year	(93)	(222)	(373)

Foreign currency translation
Balance, beginning of year	(24,387)	(12,007)	(19,537)
Foreign currency translation adjustment, net of tax(d)	25,106	(12,380)	7,530
Balance, end of year	719	(24,387)	(12,007)

Accumulated other comprehensive loss, end of year	$(22,971)	$(45,669)	$(45,917)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 19—Employee Benefit Plans for further information.
(b)Income tax effects are released from AOCI in the period in which the underlying item is realized in earnings.
(c)Reclassifications of foreign currency exchange contracts are recorded in “cost of sales,” “other operating income (expense), net” or “other income (expense), net,” as appropriate. See Note 12—Derivative Instruments for further information.
(d)Foreign currency translation is net of tax effects of $0 for all periods presented, as the French operations are taxed on the foreign functional currency and the foreign operations are considered indefinitely invested outside the U.S.
17. Earnings per Common Share
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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Year Ended December 31,
	2025	2024	2023
Loss from continuing operations	$(423,183)	$(41,924)	$(102,147)
Income from continuing operations attributable to redeemable noncontrolling interest	161	37	—
Loss from continuing operations attributable to RYAM	(423,344)	(41,961)	(102,147)
Less: Redeemable noncontrolling interest adjustment to redemption value	(1,824)	(253)	—
Loss from continuing operations attributable to RYAM common stockholders	(425,168)	(42,214)	(102,147)
Income from discontinued operations, net of tax attributable to RYAM	2,670	3,217	312
Net loss attributable to RYAM common stockholders	$(422,498)	$(38,997)	$(101,835)

Weighted average shares used in determining basic earnings per common share	66,782,262	65,748,775	65,108,397
Dilutive effect of:
Stock options	—	—	—
Performance-based and restricted stock units	—	—	—
Weighted average shares used in determining diluted earnings per common share	66,782,262	65,748,775	65,108,397
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	—	—	46,798
Performance-based and restricted stock units	2,694,942	3,341,516	3,257,295
Total anti-dilutive instruments	2,694,942	3,341,516	3,304,093
18. Incentive Stock Plans
As of December 31, 2025, the Company has had four stock-based incentive plans. The Prior Incentive Stock Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance stock, restricted stock and restricted stock units, subject to certain limitations. The Company no longer issues shares under the Prior Incentive Stock Plans. The 2023 Plan, as amended and restated in the second quarter of 2025, provides for up to 6.3 million shares to be granted for stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units. Under the 2023 Plan, shares available for issuance may be increased by any shares of common stock subject to awards under the Prior Incentive Stock Plans that, in whole or in part, are forfeited, terminated or expire unexercised, settled in cash in lieu of stock, or released from a reserve for failure to meet the maximum payout under a program. At December 31, 2025, approximately 4.0 million shares were available for future grants under the 2023 Plan.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The Company recognizes stock-based compensation expense on a straight-line basis, net of forfeitures, over the service period of the award. The Company does not estimate a forfeiture rate for non-vested shares. Forfeitures are recognized and reduce stock-based compensation expense during the period in which they occur. Incentive stock plan compensation expense was as follows:

	Year Ended December 31,
	2025	2024	2023
Incentive stock plan compensation expense(a)	$6,345	$10,915	$5,754

(a)Included equity award expense of $5 million during the year ended December 31, 2025 and $7 million during each of the years ended December 31, 2024 and 2023.
Non-Qualified Employee Stock Option Awards
Stock option awards included RYAM awards held by employees of its former parent Rayonier Inc. Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date. They generally vest ratably over three years and have a maximum term of 10 years and two days from the grant date. Incentive stock plan compensation expense for stock option awards is recognized over the shorter of: (1) the service period (i.e., the stated period of time required to earn the award) or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The Company elected to value each grant in total and recognize the expense for stock options on a straight-line basis over three years.
The Company had 46,798 options outstanding at December 31, 2023, all of which expired in January 2024. The fair value of options vested in 2024 and 2023 was zero. No options were granted or exercised during the years ended December 31, 2025, 2024 and 2023.
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
The following table summarizes the details of the restricted stock and stock units granted to employees:

	Year Ended December 31,
	2025	2024	2023
Restricted stock and stock units granted (not in thousands)	544,718	633,603	992,830
Weighted average price of restricted stock or stock units granted (not in thousands)	$7.51	$4.11	$5.27
Intrinsic value of restricted stock and stock units outstanding	$8,201	$14,571	$7,641
Fair value of restricted stock and stock units vested	$4,066	$4,435	$4,264
The following table summarizes the 2025 restricted stock and stock units activity:

(not in thousands)	Restricted Stock and Stock Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,766,219	$5.11
Granted	544,718	$7.51
Forfeited	(116,547)	$4.98
Vested	(801,990)	$5.07
Outstanding at December 31, 2025	1,392,400	$6.08

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
As of December 31, 2025, there was $3 million of unrecognized compensation cost related to the Company’s outstanding restricted stock that is expected to be recognized over a weighted average period of 1.7 years.
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
The 2023, 2024 and 2025 performance-based awards cliff vest after three years and are based equally on three-year cumulative adjusted EBITDA and TSR relative to peers. Participants can earn between 0 percent and 200 percent of the target award for each of the TSR and adjusted EBITDA metrics. Performance below the threshold for either metric would result in zero payout for that metric.
The performance-based awards that are measured against a market condition or incorporate market conditions are valued using a Monte Carlo simulation model. The model generates the fair value of the market-based portion of the award at the grant date. The related expense is then amortized over the award’s vesting period.
Expected volatility is based on representative price returns using the stock price of several peer companies. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The following table presents weighted average assumptions used in calculating the fair value of the awards granted:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	57.5%	75.7%	77.6%
Risk-free rate	3.4%	4.2%	4.1%
The following table summarizes the details of the performance-based stock units awarded to employees:

	Year Ended December 31,
	2025	2024	2023
Common shares of stock reserved for performance-based stock units (not in thousands)	1,054,188	1,164,884	611,528
Weighted average fair value of performance-based stock units granted (not in thousands)	$9.55	$4.80	$9.09
Intrinsic value of outstanding performance-based stock units	$7,672	$12,996	$5,551
The following table summarizes the 2025 performance-based stock unit award activity:

(not in thousands)	Performance-Based Stock Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,575,297	$5.93
Granted	692,155	$9.55
Forfeited	(309,915)	$3.54
Vested	(654,995)	$7.17
Outstanding at December 31, 2025	1,302,542	$7.80
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
As of December 31, 2025, there was $3 million of unrecognized compensation cost related to the Company’s performance-based stock unit awards that is expected to be recognized over a weighted average period of 2.0 years.
19. Employee Benefit Plans
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
During the fourth quarter of 2025, the Company annuitized the majority of one of its Canadian pension plans, resulting in a settlement charge of $2 million that was recognized in “components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
During 2024, the Company recorded a $1 million loss on pension curtailment charges associated with early retirements driven by the indefinite suspension of operations of the Temiscaming cellulose plant. The loss on curtailment was recognized in “indefinite suspension charges” in the consolidated statements of operations. Additionally, the Company decreased its pension liability by $3 million. See Note 3—Indefinite Suspension of Operations for further information. Also during 2024, the Company offered lump sum payouts to eligible terminated vested participants, of whom 103 accepted, resulting in $6 million in payments.
During 2023, the Company recorded a $2 million loss related to the final asset surplus distribution to the plan participants of certain wound-up Canadian pension plans, which was recognized in “components of pension and OPEB, excluding service costs” in the consolidated statements of operations.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The following tables present the changes in the projected benefit obligation and plan assets and reconcile funded status and the defined benefit pension and postretirement plan amounts recognized in the consolidated balance sheets:

	Pension		Postretirement
	2025	2024	2025	2024
Projected benefit obligation at beginning of year	$563,350	$616,118	$21,600	$23,864
Service cost	4,742	4,641	443	551
Interest cost	27,529	27,715	954	989
Actuarial (gain) loss	9,655	(24,738)	(194)	(2,717)
Participant contributions	571	652	178	167
Benefits paid	(39,438)	(44,961)	(1,644)	(1,287)
Settlement	(21,791)	—	—	—
Curtailment	—	645	—	(22)
Effect of foreign currency exchange rates	9,495	(16,722)	157	55
Projected benefit obligation at end of year	$554,113	$563,350	$21,494	$21,600

Fair value of plan assets at beginning of year	$501,940	$532,643	$—	$—
Actual return on plan assets	36,234	20,540	—	—
Employer contributions	6,323	7,685	1,357	1,012
Participant contributions	571	652	179	167
Benefits paid	(39,438)	(44,961)	(1,536)	(1,179)
Settlement	(21,791)	—	—	—
Effect of foreign currency exchange rates	8,239	(14,619)	—	—
Fair value of plan assets at end of year	$492,078	$501,940	$—	$—

Funded Status at end of year	$(62,035)	$(61,410)	$(21,494)	$(21,600)

	Pension		Postretirement
	2025	2024	2025	2024
Non-current assets	$1,264	$—	$—	$—
Current liabilities	(4,545)	(4,390)	(1,410)	(1,381)
Non-current liabilities	(58,754)	(57,020)	(20,084)	(20,219)
Net amount recognized	$(62,035)	$(61,410)	$(21,494)	$(21,600)
The projected benefit obligation decreased during the year ended December 31, 2025 primarily due to the settlement of the Company’s Canadian pension plan, which was partially offset by actuarial losses resulting from a decrease in the assumed discount rate and unfavorable foreign currency exchange rates.
Net gain (loss) recognized in other comprehensive income during the three years ended December 31 was as follows:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Net gain (loss)	$(4,135)	$13,053	$9,202	$133	$2,928	$6,639
Prior service cost	$—	$—	$(2,982)	$—	$—	$—

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Net gain (loss) and prior service cost (credit) reclassified from other comprehensive income and recognized as a component of pension and postretirement expense during the three years ended December 31 were as follows:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Pension settlement loss	$1,843	$—	$—	$—	$—	$—
Amortization of net (gain) loss	$228	$379	$(490)	$(977)	$(737)	$(215)
Amortization of prior service cost (credit)	$426	$435	$294	$(171)	$(98)	$(98)
Net gain (loss), prior service cost (credit) and plan amendments that have not yet been included in pension and postretirement expense and have been recognized as a component of AOCI during the three years ended December 31 were as follows:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Prior service cost (credit)	$(3,059)	$(3,600)	$(3,852)	$389	$561	$659
Net gain (loss)	(39,307)	(37,097)	(50,796)	11,555	12,341	10,343
Deferred income tax (expense) benefit	8,825	9,664	12,630	(2,000)	(2,929)	(2,521)
Accumulated other comprehensive income (loss)	$(33,541)	$(31,033)	$(42,018)	$9,944	$9,973	$8,481
For defined benefit pension plans, the projected and accumulated benefit obligations and the fair value of plan assets were as follows:

	December 31,
	2025	2024
Projected benefit obligation	$554,113	$563,350
Accumulated benefit obligation	$546,222	$553,973
Fair value of plan assets	$492,078	$501,940
For pension plans with a projected benefit obligation exceeding plan assets, the projected benefit obligation and fair value of plan assets at December 31, 2025 were $216 million and $153 million, respectively, and at December 31, 2024 were $537 million and $490 million, respectively.
For pension plans with an accumulated benefit obligation exceeding plan assets, the accumulated benefit obligation and fair value of plan assets at December 31, 2025 were $208 million and $153 million, respectively, and at December 31, 2024 were $537 million and $490 million, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The following table presents the components of net periodic benefit cost of the plans:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Service cost	$4,742	$4,641	$4,877	$443	$551	$1,116
Interest cost	27,529	27,715	28,724	954	989	1,351
Expected return on plan assets	(30,748)	(32,361)	(31,425)	—	—	—
Amortization of prior service cost (credit)	426	435	294	(171)	(98)	(98)
Amortization of (gain) loss	228	379	(490)	(977)	(737)	(215)
Pension settlement loss	1,843	—	2,317	—	—	—
Curtailment	—	736	—	—	—	—
Other	—	—	—	(6)	18	(556)
Net periodic benefit cost(a)	$4,020	$1,545	$4,297	$243	$723	$1,598

(a)Service cost is included in “cost of sales” or “selling, general and administrative expense” in the consolidated statements of operations, as appropriate. Interest cost, expected return on plan assets, amortization of prior service cost (credit), amortization of (gain) loss and other are included in “components of pension and OPEB, excluding service costs” in the consolidated statements of operations.
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
The following table presents the weighted average principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement plans:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.11%	5.16%	4.71%	4.66%	5.23%	4.72%
Rate of compensation increase	2.50%	2.50%	2.50%	N/A	4.19%	3.11%

Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.28%	4.78%	4.97%	5.08%	4.67%	4.94%
Expected long-term return on plan assets	5.89%	5.92%	5.92%	N/A	N/A	N/A
Rate of compensation increase	2.50%	2.50%	2.50%	3.99%	4.19%	3.11%
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
Assumed healthcare cost trends significantly affect the amounts reported for the postretirement benefit plans. The following table sets forth the assumed health care cost trend rates as of period end:

	Postretirement
	2025		2024
	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	8.50%	5.50%	7.50%	5.87%
Rate to which cost trend is assumed to decline (ultimate trend rate)	4.00%	4.00%	4.00%	5.00%
Year that ultimate trend rate is reached	2034	2040	2031	2037

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Investment of Plan Assets
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the defined benefit pension plans’ investment program. The investment approach of each defined benefit pension plan is designed to maximize returns and provide sufficient liquidity to meet each plan’s obligations while maintaining acceptable risk levels. For certain defined benefit plans, investment target allocation percentages for equity securities can range up to 65 percent. In other more well-funded plans, 100 percent is allocated to fixed-income securities. All plans were within their respective targeted ranges at December 31, 2025. The Company’s weighted average defined benefit pension plan asset allocations at December 31, by asset category, were as follows:

	Percentage of Plan Assets
	2025	2024
U.S. fixed income securities	54%	33%
International fixed income securities	19%	24%
U.S. equity securities	5%	21%
International equity securities	15%	16%
Other(a)	7%	6%
Total	100%	100%

(a)Includes cash balances related to the timing of portfolio management activities.
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in RYAM common stock at December 31, 2025 or 2024.
Fair Value Measurements
The following tables present, by level within the fair value hierarchy (see Note 13—Fair Value Measurements), the assets of the plans:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds and collective trusts	$66,378	$—	$—	$66,378
Corporate bonds	—	192,600	—	192,600
U.S. government securities	—	83,150	—	83,150
Non-U.S. government securities	—	2,283	—	2,283

Investments at net asset value:
Common collective trust funds				147,667
Total assets at fair value				$492,078

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
There were no changes in the methodology used during the years ended December 31, 2025 and 2024.
Cash Flows
Expected benefit payments for the next ten years were as follows:

	Pension	Postretirement
2026	$40,946	$1,556
2027	$39,385	$1,534
2028	$39,561	$1,613
2029	$39,541	$1,645
2030	$39,562	$1,654
2031 - 2035	$195,508	$8,136
The Company has mandatory pension contribution requirements of $2 million in 2026 and may make additional discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. The contributions charged to expense for these plans were $8 million, $10 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
20. Other Operating Income (Expense), Net
Other operating income (expense), net was comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Loss on disposal of property, plant and equipment	$(893)	$(1,790)	$(2,872)
Equity in income (loss) of joint venture	(352)	1,882	204
Miscellaneous income (expense)	(3,212)	7,042	(3,955)
Other operating income (expense), net	$(4,457)	$7,134	$(6,623)
21. Income Taxes
On July 4, 2025, the United States enacted The One Big Beautiful Bill Act, resulting in modifications to existing tax law. The most material impacts to the Company are changes to Internal Revenue Code §163(j) interest deductibility, permanent immediate expensing of capital spend in the U.S., immediate deductions of domestic R&D expenditures and foreign tax regime changes. The Company incorporated the 2025 effects of this new legislation beginning in its third quarter 2025 consolidated financial statements.
Loss from continuing operations before income tax included domestic and foreign components as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$(33,469)	$(8,590)	$(65,413)
Foreign	(61,576)	(40,610)	(67,061)
Total	$(95,045)	$(49,200)	$(132,474)
Income Tax (Expense) Benefit on Continuing Operations
Income tax (expense) benefit on continuing operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current tax (expense) benefit
U.S. federal	$(286)	$981	$1,623
U.S. state and local	(178)	(191)	(144)
Foreign	(876)	(1,468)	3,119
Total current tax (expense) benefit	(1,340)	(678)	4,598

Deferred tax (expense) benefit
U.S. federal	8,076	6,011	15,542
U.S. state and local	596	509	143
Foreign	(330,597)	3,086	12,028
Total deferred tax (expense) benefit	(321,925)	9,606	27,713

Total income tax (expense) benefit
U.S. federal	7,790	6,992	17,165
U.S. state and local	418	318	(1)
Foreign	(331,473)	1,618	15,147
Total income tax (expense) benefit	$(323,265)	$8,928	$32,311

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The following tables reconcile the effective income tax rate on continuing operations to the U.S. federal statutory rate:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Domestic
U.S. federal statutory income tax rate	$(19,962)	21.0%
State and local taxes(a)	(378)	0.4
Valuation allowance changes	477	(0.5)
Tax credits	(1,243)	1.3
Other	(264)	0.3

Foreign
Canada
Statutory rate difference	(3,046)	3.2
Valuation allowance changes	347,897	(366.0)
Other	81	(0.1)
France
Other	(711)	0.7
Other aggregated jurisdictions	11	—

Worldwide changes in uncertain tax benefits	403	(0.4)

Effective income tax rate on continuing operations	$323,265	(340.1)%

(a)The Florida and Tennessee jurisdictions make up more than 50 percent of the total state and local taxes.

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance	(11.5)	(7.7)
Adjustment to previously filed tax returns	(0.4)	2.0
Tax credits (excluding foreign tax credit)	4.1	5.4
Nondeductible compensation for executives and share-based awards	(3.4)	0.5
Net changes in uncertain tax positions	6.3	(0.1)
Difference in foreign statutory rates	1.2	2.1
U.S. tax on foreign earnings (GILTI and Subpart F, net of FTC)	(0.4)	(0.1)
Interest on tax payments/receipts	1.1	0.6
Other	0.1	0.7
Effective income tax rate on continuing operations	18.1%	24.4%

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Cash Income Taxes
Income taxes (paid) refunded, net for the year ended December 31, 2025 were as follows:

U.S. federal	$164
U.S. state and local	(161)
Foreign
Canada	2,315
France	(2,745)
Other	(83)
Income taxes (paid) refunded, net	$(510)

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenue and expense in different periods for financial reporting versus tax reporting. The nature of these temporary differences and the resulting net deferred tax balances follow:

	December 31,
	2025	2024
Deferred tax assets
Net operating losses(a)	$209,631	$157,942
Canadian pool of SR&ED	96,452	96,458
Property, plant and equipment basis differences	79,362	74,408
Tax credit carryforwards(a)	50,645	71,013
Environmental liabilities	42,375	39,316
Deferred U.S. interest deductions	38,315	36,286
Pension, postretirement and other employee benefits	19,222	19,534
Capitalized costs	14,111	18,275
Other compensation	5,711	7,050
State net operating losses(a)	4,572	3,454
Deferred foreign interest deductions	3,304	7,601
Other deferred tax assets	21,965	23,636
Total gross deferred tax assets	585,665	554,973
Valuation allowance	(441,887)	(86,082)
Total deferred tax assets, net of valuation allowance	143,778	468,891

Deferred tax liabilities
Property, plant and equipment basis differences	(112,959)	(110,577)
Prepaid expenses	(5,462)	(4,487)
Intangible assets	(430)	(2,326)
Other deferred tax liabilities	(13,623)	(15,686)
Total deferred tax liabilities	(132,474)	(133,076)
Net deferred tax asset	$11,304	$335,815

Net deferred tax asset as reflected in consolidated balance sheets:
Deferred tax assets	$24,026	$349,500
Deferred tax liabilities	(12,722)	(13,685)
Net deferred tax asset	$11,304	$335,815

(a)Further detail of these items as of December 31, 2025 follows:

	Gross Amount	Tax Effected	Valuation Allowance	Expiration
Net operating losses	$963,365	$214,203	$(185,328)	2027 - 2045
Tax credit carryforwards	$51,127	$50,645	$(28,741)	2026 - 2045

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
The vast majority of the Company’s DTAs are in Canada, where the Company incurred a cumulative adjusted pre-tax loss over the three most recent fiscal years ending in 2025. The Company expected to incur this cumulative loss in Canada based on projections in the second quarter of 2025 and, as a result of the significant weight of this negative evidence, the Company believed it was more likely than not that its Canadian DTAs would not be fully realizable and recorded a full valuation allowance against these assets and a corresponding $337 million tax expense to write off the previously recognized net DTA. Barring positive evidence that changes this conclusion, future Canadian earnings will not result in tax expense or benefit on the Company’s financial statements. The valuation allowance does not impact the Company’s legal right to use the deferred tax assets against cash taxes and future recognition will continue to be evaluated as market conditions evolve.
At December 31, 2025 and 2024, the Company’s net DTA included $16 million and $15 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The increase in this asset was a result of a $1 million net tax benefit recognized in 2025. In strict compliance with the AICPA’s Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the DTA generated from disallowed interest.
The Company has not provided additional income taxes for outside basis differences inherent in its foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all outside basis differences in these entities is not practicable at this time.
Unrecognized Tax Benefits
The Company recognizes the impact of a tax position if it is more likely than not to prevail, based on technical merit, in the case of an audit. As of December 31, 2025, several positions resulted in unrecognized tax benefits that, if recognized, would affect income tax expense. A reconciliation of beginning and ending unrecognized tax benefits balances for the periods presented follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$10,444	$13,580	$11,015
Decreases related to prior year tax positions	(37)	(3,035)	(1,612)
Increases related to prior year tax positions	149	905	2,804
Decreases related to current year tax positions	—	—	—
Increases related to current year tax positions	436	957	1,373
Decreases due to statutory expirations	—	(1,963)	—
Balance at end of period	$10,992	$10,444	$13,580
For the year ended December 31, 2025, $6 million of the Company’s unrecognized tax benefits would impact the effective tax rate if recognized. Total interest and penalties recorded in unrecognized tax benefits were $1 million for each of the years presented.
Tax Statutes
In the normal course of business, the Company is regularly audited by tax authorities and is currently under audit in Canada and France. The following table provides the tax years that remain open to examination by significant taxing jurisdictions:

Open Tax Years
U.S.	2022-2025
France	2020-2025
Canada	2022-2025

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
22. Segment and Geographical Information
As discussed in Note 1—Nature of Operations and Basis of Presentation, beginning in the first quarter of 2025, the Company reorganized its segment structure and now operates in the following segments: Cellulose Specialties, Biomaterials, Cellulose Commodities, Paperboard and High-Yield Pulp. Corporate consists primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units. Prior period segment results have been recast to align with this new segment reporting structure.
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
No single customer accounted for 10 percent or more of total sales during the years ended December 31, 2025 and 2024. One customer in the Cellulose Specialties operating segment represented 10 percent of total sales for the year ended December 31, 2023.
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
Significant segment financial data follows:

	Year Ended December 31, 2025
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$862,037	$30,551	$312,731	$179,050	$112,650	$(30,622)	$1,466,397
Cost of sales
Key input costs (wood, chemicals, energy)	321,443	5,838	151,752	101,655	67,697	(30,868)	617,517
Freight	40,176	2,557	26,661	18,519	23,719	—	111,632
Depreciation and amortization	66,307	2,914	39,444	13,468	2,145	—	124,278
Fixed and other general costs(b)	258,081	7,281	140,003	42,219	46,121	480	494,185
Total cost of sales	686,007	18,590	357,860	175,861	139,682	(30,388)	1,347,612
Selling, general and administrative expense	15,060	5,763	7,869	10,041	2,532	42,677	83,942
Indefinite suspension charges	—	—	1,275	—	—	—	1,275
Other operating (income) expense(c)	928	2	960	527	12	27,041	29,470
Operating income (loss)	$160,042	$6,196	$(55,233)	$(7,379)	$(29,576)	$(69,952)	$4,098

Depreciation and amortization	$67,065	$2,914	$40,046	$19,946	$2,145	$1,842	$133,958

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)

	Year Ended December 31, 2024
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$921,411	$29,684	$354,633	$227,628	$126,897	$(29,945)	$1,630,308
Cost of sales
Key input costs (wood, chemicals, energy)	352,361	4,839	181,991	117,393	71,890	(30,356)	698,118
Freight	44,115	3,041	28,226	20,512	20,380	—	116,274
Depreciation and amortization	71,024	2,071	42,868	7,832	2,329	—	126,124
Fixed and other general costs(b)	261,899	9,498	171,664	41,802	38,589	758	524,210
Total cost of sales	729,399	19,449	424,749	187,539	133,188	(29,598)	1,464,726
Selling, general and administrative expense	9,839	4,170	6,501	11,021	2,912	57,815	92,258
Asset impairment	—	—	25,169	—	—	—	25,169
Indefinite suspension charges	—	—	16,630	—	—	—	16,630
Other operating (income) expense(c)	(1,204)	490	(5,057)	(2,363)	(1,609)	1,787	(7,956)
Operating income (loss)	$183,377	$5,575	$(113,359)	$31,431	$(7,594)	$(59,949)	$39,481

Depreciation and amortization	$71,752	$2,071	$43,413	$14,701	$2,451	$2,785	$137,173

	Year Ended December 31, 2023
	Cellulose Specialties	Biomaterials	Cellulose Commodities	Paperboard	High-Yield Pulp	Corporate(a) and Eliminations	Total
Net sales	$825,037	$28,980	$461,973	$219,408	$135,954	$(28,022)	$1,643,330
Cost of sales
Key input costs (wood, chemicals, energy)	341,262	5,438	262,444	113,678	75,144	(26,857)	771,109
Freight	37,795	3,642	41,953	18,131	29,312	—	130,833
Depreciation and amortization	67,077	342	58,103	5,848	2,103	—	133,473
Fixed and other general costs(b)	257,801	8,154	190,207	35,021	29,402	(824)	519,761
Total cost of sales	703,935	17,576	552,707	172,678	135,961	(27,681)	1,555,176
Selling, general and administrative expense	12,140	1,359	4,743	9,570	2,893	45,007	75,712
Asset impairment	—	—	62,300	—	—	—	62,300
Other operating (income) expense(c)	675	41	2,081	—	255	12,354	15,406
Operating income (loss)	$108,287	$10,004	$(159,858)	$37,160	$(3,155)	$(57,702)	$(65,264)

Depreciation and amortization	$65,869	$342	$56,714	$12,933	$2,025	$2,100	$139,983

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

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
Identifiable assets by segment include the Company’s current assets and were as follows:

	December 31,
	2025	2024
Cellulose Specialties	$206,267	$214,659
Biomaterials	48,105	42,366
Cellulose Commodities	72,913	69,082
Paperboard	54,639	44,351
High-Yield Pulp	34,841	40,694
Shared/Corporate(a)	151,618	189,809
Total assets	$568,383	$600,961

(a)At both December 31, 2025 and 2024, included $132 million of assets shared by Cellulose Specialties and Cellulose Commodities. Corporate includes certain operating and lease assets shared across segments.
Long-lived assets by country were as follows:

	December 31,
	2025	2024
United States	$714,048	$719,386
Canada	259,243	611,647
France	216,542	197,290
Other	139	373
Total long-lived assets	$1,189,972	$1,528,696
Net sales geographical distribution was as follows:

	Year Ended December 31,
	2025	%	2024	%	2023	%
United States	$465,624	32	$560,119	34	$544,864	33
Europe	309,524	21	280,261	17	222,778	13
China	273,319	19	352,290	22	473,778	29
Other Asia	170,635	11	174,208	11	126,072	8
Japan	131,382	9	121,879	7	158,106	10
Canada	55,199	4	90,572	6	62,657	4
Latin America	19,487	1	17,659	1	11,073	—
All other	41,227	3	33,320	2	44,002	3
Net sales	$1,466,397	100	$1,630,308	100	$1,643,330	100
23. Commitments and Contingencies
Commitments
The Company leases certain buildings, machinery and equipment under various operating and finance leases. Total rental expense for operating and finance leases amounted to $11 million, $9 million and $8 million in 2025, 2024 and 2023, respectively. See Note 8—Leases and Note 10—Debt and Finance Leases for further information.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
At December 31, 2025, future minimum payments under purchase obligations were as follows:

2026	$177,952
2027	68,592
2028	61,540
2029	18,838
2030	19,043
Thereafter	210,779
Total(a)	$556,744

(a)Primarily consists of commitments for the purchase of natural gas, steam energy and wood chips. These obligations are estimates and may vary based on changes in actual price and volume terms. Remaining purchase obligations under the 20-year wood chip and residual fiber supply agreement with GreenFirst total approximately $203 million, or annual payments of approximately $13 million, through the duration of the agreement to 2041. The Company remains subject to purchase obligations under this agreement, under which total required purchase volumes of wood chips and residual fiber depend on sawmill production. In connection with the indefinite suspension of operations at the Temiscaming cellulose plant, GreenFirst and the Company have agreed that the Company will purchase the required volumes at market value and sell them to third parties at the same amount for an expected neutral impact.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of December 31, 2025, the Company had net exposure of $29 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $92 million as of December 31, 2025, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45 percent and its partner, Borregaard ASA, owns 55 percent. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $24 million at December 31, 2025.
The Company has not recorded any liabilities for these financial guarantees in its consolidated balance sheets because the Company has recorded the underlying liability associated with the guarantee, the guarantee is dependent on the Company’s own performance and, therefore, is not subject to the measurement requirements or the Company has calculated the estimated fair value of the guarantee and determined it to be immaterial based upon the current facts and circumstances that would trigger a payment obligation.
It is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique facts and circumstances likely to be involved with each provision.

Rayonier Advanced Materials Inc.
Notes to Consolidated Financial Statements
(in thousands unless otherwise stated)
As of December 31, 2025, the Company employed approximately 2,325 people in the U.S., Canada and France, of which 68 percent were unionized. Approximately 18 percent of the Company’s workforce are employed under agreements which are set to expire on September 30, 2026. The Company is required to negotiate wages, benefits and other terms with unionized employees collectively. As of December 31, 2025, all of the Company’s collective bargaining agreements covering its unionized employees were current.

Rayonier Advanced Materials Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for credit loss
December 31, 2025	$1,057	$174	$—	$(360)	$871
December 31, 2024	$653	$822	$(28)	$(390)	$1,057
December 31, 2023	$1,064	$105	$—	$(516)	$653

Allowance for sales returns
December 31, 2025	$947	$—	$(359)	$—	$588
December 31, 2024	$591	$—	$356	$—	$947
December 31, 2023	$782	$—	$(191)	$—	$591

Deferred tax asset valuation allowance
December 31, 2025	$86,082	$355,805	$—	$—	$441,887
December 31, 2024	$78,858	$7,224	$—	$—	$86,082
December 31, 2023	$71,353	$7,505	$—	$—	$78,858

Self-insurance liabilities
December 31, 2025	$325	$869	$—	$(542)	$652
December 31, 2024	$549	$99	$—	$(323)	$325
December 31, 2023	$478	$448	$—	$(377)	$549