Form 10-Q
period 2026-03-28
RAYONIER ADVANCED MATERIALS INC.
filed 2026-05-06
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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

The registrant had 67,438,549 shares of common stock outstanding as of May 4, 2026.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2025 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2025
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AETR	Annual effective tax rate
AOCI	Accumulated other comprehensive income (loss)
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a RYAM subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
CAD	Canadian dollar
CC	Cellulose commodities
CEO	Chief Executive Officer
CS	Cellulose specialties
DTA	Deferred tax asset
DWP	Dissolving wood pulp
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
eSAF	Electrofuel sustainable aviation fuel
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division
HPC	High Purity Cellulose, one of RYAM’s two reportable segments
HYP	High Yield Pulp
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
PBD	Paperboard
PBD & HYP	Paperboard & High Yield Pulp, one of RYAM’s two reportable segments
RCRA	Resource Conservation and Recovery Act
ReSTart	Renewable e-SAF Tartas
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USDOC	United States Department of Commerce
USITC	United States International Trade Commission
USW	United Steel Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO
Washington DOE	Washington Department of Ecology
Washington MTCA	Washington Model Toxics Control Act

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$319,065	$352,584
Cost of sales	(326,658)	(328,530)
Gross margin	(7,593)	24,054
Selling, general and administrative expense	(19,171)	(23,259)
Foreign exchange gain (loss)	1,065	(1,108)
Temiscaming HPC permanent idling charges (Note 2)	(40,883)	—
Environmental remediation expense	(1,256)	(13,147)
Other operating income (expense), net	2,523	(1,633)
Operating loss	(65,315)	(15,093)
Interest expense	(23,114)	(23,603)
Components of pension and OPEB, excluding service costs (Note 13)	1,033	632
Other income (expense), net	(952)	892
Loss before income tax	(88,348)	(37,172)
Income tax benefit (Note 14)	7,202	5,592
Equity in loss of equity method investments	(384)	(372)
Net loss	(81,530)	(31,952)
Net income attributable to redeemable noncontrolling interest (Note 9)	49	18
Net loss attributable to RYAM	$(81,579)	$(31,970)

Basic and Diluted earnings per common share (Note 11)
Net loss per common share	$(1.22)	$(0.49)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net loss	$(81,530)	$(31,952)
Other comprehensive income (loss), net of tax (Note 10):
Foreign currency translation adjustment	(3,867)	7,678
Unrealized gain on derivative instruments	25	32
Net loss on employee benefit plans	(145)	(100)
Total other comprehensive income (loss)	(3,987)	7,610
Comprehensive loss	(85,517)	(24,342)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(178)	426
Comprehensive loss attributable to RYAM	$(85,339)	$(24,768)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	March 28, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$67,944	$75,393
Accounts receivable, net (Note 3)	173,594	193,306
Inventory (Note 4)	223,715	237,969
Prepaid and other current assets	63,979	61,715
Total current assets	529,232	568,383

Property, plant and equipment (net of accumulated depreciation of $2,049,479 and $1,994,671, respectively)	965,183	1,014,614
Deferred tax assets	29,120	24,026
Intangible assets, net	3,788	3,931
Other assets	140,058	147,401
Total assets	$1,667,381	$1,758,355

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$202,452	$190,450
Accrued and other current liabilities (Note 5)	144,368	138,580
Debt due within one year (Note 6)	27,954	20,909
Current environmental liabilities (Note 7)	10,437	10,438
Total current liabilities	385,211	360,377

Long-term debt (Note 6)	735,460	758,109
Non-current environmental liabilities (Note 7)	173,157	173,444
Pension and other postretirement benefits (Note 13)	77,290	78,838
Deferred tax liabilities	9,877	12,722
Other liabilities	45,370	46,943

Redeemable noncontrolling interest (Note 9)	11,661	11,366

Commitments and contingencies (Note 16)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 67,438,549 and 67,005,593 issued and outstanding, respectively	674	670
Additional paid-in capital	426,598	427,764
Accumulated deficit	(170,959)	(88,907)
Accumulated other comprehensive loss (Note 10)	(26,958)	(22,971)
Total stockholders’ equity	229,355	316,556
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,667,381	$1,758,355
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended March 28, 2026
Balance at December 31, 2025	67,005,593	$670	$427,764	$(88,907)	$(22,971)	$316,556
Net loss attributable to RYAM	—	—	—	(81,579)	—	(81,579)
Other comprehensive loss, net of tax	—	—	—	—	(3,987)	(3,987)
Issuance of common stock under incentive stock plans	638,218	6	(6)	—	—	—
Stock-based compensation expense	—	—	767	—	—	767
Repurchase of common stock(a)	(205,262)	(2)	(1,927)	—	—	(1,929)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(473)	—	(473)
Balance at March 28, 2026	67,438,549	$674	$426,598	$(170,959)	$(26,958)	$229,355

Three months ended March 29, 2025
Balance at December 31, 2024	65,966,881	$660	$425,303	$333,591	$(45,669)	$713,885
Net loss attributable to RYAM	—	—	—	(31,970)	—	(31,970)
Other comprehensive income, net of tax	—	—	—	—	7,610	7,610
Issuance of common stock under incentive stock plans	1,163,210	12	(12)	—	—	—
Stock-based compensation expense	—	—	1,805	—	—	1,805
Repurchase of common stock(a)	(375,426)	(4)	(2,834)	—	—	(2,838)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(408)	—	(408)
Balance at March 29, 2025	66,754,665	$668	$424,262	$301,213	$(38,059)	$688,084

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating activities
Net loss	$(81,530)	$(31,952)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	33,453	31,251
Temiscaming HPC permanent idling charges - accelerated depreciation	34,494	—
Temiscaming HPC permanent idling charges - other asset adjustments	6,389	—
Stock-based compensation expense	767	1,805
Deferred income tax benefit	(7,661)	(6,016)
Increase in environmental liabilities	1,233	13,021
Change in fair value of put option liability	1,890	494
Net periodic benefit cost of pension and other postretirement plans	(26)	648
Unrealized (gain) loss on foreign currency	(907)	730
Gain on insurance recoveries	(3,800)	—
Other	2,347	1,514
Changes in operating assets and liabilities:
Accounts receivable	18,935	47,744
Inventory	13,341	(3,222)
Accounts payable	12,752	5,857
Accrued and other current liabilities	7,769	(6,531)
Other	(5,690)	(13,777)
Contributions to pension and other postretirement plans	(1,819)	(1,950)
Cash provided by operating activities	31,937	39,616

Investing activities
Capital expenditures, net of proceeds from sale of property, plant and equipment	(22,004)	(37,510)
Insurance recoveries on property damage	2,000	—
Cash used in investing activities	(20,004)	(37,510)

Financing activities
Borrowings of long-term debt	159,048	—
Repayments of long-term debt	(171,217)	(1,658)
Short-term financing, net	(3,795)	3,778
Debt issuance costs	(387)	—
Repurchase of common stock	(1,929)	(2,838)
Cash used in financing activities	(18,280)	(718)

Net increase (decrease) in cash and cash equivalents	(6,347)	1,388
Net effect of foreign exchange on cash and cash equivalents	(1,102)	3,250
Balance, beginning of period	75,393	125,222
Balance, end of period	$67,944	$129,860

Supplemental cash flow information:
Interest paid	$(1,589)	$(877)
Income taxes (paid) refunded, net	$(493)	$2,119
Capital assets purchased on account	$28,951	$38,542
Operating lease ROU assets obtained in exchange for lease liabilities	$571	$198
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

1. Nature of Operations and Basis of Presentation
Nature of Operations
RYAM is a global leader of high purity cellulose commonly used in the production of filters, food, pharmaceuticals, high performance plastics, propellants and various other industrial applications. The Company’s specialized assets, capable of creating the world’s leading cellulose specialties products, are also used to produce cellulose viscose pulp, cellulose fluff pulp, paperboard, high yield pulp and various value-added co-products, including biofuels, bioelectricity and lignin.
Basis of Presentation
The Financial Statements and notes thereto have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, the Financial Statements and notes reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The December 31, 2025 consolidated balance sheet was derived from audited annual financial statements but does not contain all the footnote disclosures from the audited annual financial statements. These Financial Statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s 2025 Form 10-K. Certain amounts in prior periods have been reclassified to conform with the current period presentation.
New Segment Structure
Beginning in January 2026, the Company reorganized its segment structure and now operates in two segments:
•High Purity Cellulose: formerly the segments of Cellulose Specialties, Cellulose Commodities and Biomaterials
•Paperboard & High Yield Pulp: formerly the segments of Paperboard and High Yield Pulp
Prior period segment results have been recast to align with this new segment reporting structure. See Note 15—Segments for further information.
Subsequent Events
In April 2026, an isolated fire occurred on the B production line of the Company’s HPC plant in Jesup, Georgia during its scheduled annual maintenance outage. There were no injuries to employees or contractors and no impact on the surrounding community. Production lines A and C resumed operations as scheduled following the maintenance outage and the B line resumed operations within one week of the fire. The total impact of the fire is estimated at under $5 million.
2. Temiscaming HPC Operations
In July 2024, the Company indefinitely suspended operations at its Temiscaming HPC plant, idling the plant in a safe and environmentally sound manner. Since the start of the suspension in 2024, the Company has incurred total one-time operating charges of $18 million, including $7 million of mothballing costs, $6 million of severance and other employee costs and $5 million of other costs. The Company estimates that remaining one-time charges of approximately $1 million will be incurred in 2026. In conjunction with the suspension of operations, in the third quarter of 2024, the Company recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming HPC plant’s net carrying value exceeded its estimated fair value.
In the first quarter of 2026, the Company determined to permanently cease DWP production at the site, which removes the primary economic reason for operating the HPC plant. Consequently, the plant assets’ useful lives were reduced to zero and other impacted assets at the Temiscaming site were also reviewed for potential obsolescence. This resulted in non-cash accelerated depreciation charges of $35 million and other asset adjustments of $6 million, which were recorded to the High Purity Cellulose segment in “Temiscaming HPC permanent idling charges” in the condensed consolidated statements of operations.
Certain infrastructure assets of the Temiscaming HPC plant continue to run in support of the ongoing energy and other needs of the Temiscaming paperboard and high yield pulp plants, which continue to operate at full capacity, subject to market conditions.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
3. Accounts Receivable, Net

	March 28, 2026	December 31, 2025
Accounts receivable, trade	$152,779	$169,239
Accounts receivable, other(a)	21,686	24,938
Allowance for credit loss	(871)	(871)
Accounts receivable, net	$173,594	$193,306

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
4. Inventory

	March 28, 2026	December 31, 2025
Finished goods	$171,231	$179,729
Work-in-progress	5,797	7,038
Raw materials	41,373	44,939
Manufacturing and maintenance supplies	5,314	6,263
Inventory	$223,715	$237,969
5. Accrued and Other Current Liabilities

	March 28, 2026	December 31, 2025
Accrued customer incentives	$30,841	$43,260
Accrued employee compensation	29,018	30,770
Accrued interest	19,601	690
Accrued income taxes	4,135	4,342
Accrued property and other taxes	4,062	1,754
Deferred revenue and other income(a)	9,792	10,359
Other current liabilities(b)	46,919	47,405
Accrued and other current liabilities	$144,368	$138,580

(a)Included at March 28, 2026 and December 31, 2025 were prepayment balances of $4 million and $5 million, respectively, for the Company’s insurance claim related to the fire that occurred at the Jesup plant in October 2024. The claim remains in process and seeks recovery for (i) emergency repairs required to return the plant to operating status, (ii) long-term repair work to implement permanent fixes for the emergency repairs and (iii) lost profits due to business interruption. During the quarter ended March 28, 2026, the Company received a second prepayment of $3 million and recognized $4 million in “other operating income (expense), net” of the High Purity Cellulose segment in the condensed consolidated statements of operations. This income recognition represents approved claim amounts to date in excess of the $15 million combined deductible. The Company is currently unable to estimate the total amount to be recovered, as long-term repair work remains ongoing.
(b)Included at both March 28, 2026 and December 31, 2025 were $19 million of energy-related payables associated with Tartas facility operations.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
6. Debt and Finance Leases

	March 28, 2026	December 31, 2025
ABL Credit Facility due November 2029: $88 million net availability and weighted average interest rate of 6.4% at March 28, 2026(a)	$19,750	$50,000
2029 Term Loan due October 2029: interest rate of 11.2% at March 28, 2026	693,000	693,000
5.50% CAD-based term loan due April 2028	18,680	18,923
BioNova debt(b)	19,726	20,578
Asset financing obligation	18,648	—
Other loans(c)	30,865	32,019
Short-term factoring facility	1,508	4,801
Finance lease obligation	335	456
Total principal payments due	802,512	819,777
Less: unamortized premium, discount and issuance costs	(39,098)	(40,759)
Total debt	$763,414	$779,018

Debt due within one year	$27,954	$20,909
Long-term debt	$735,460	$758,109

(a)At March 28, 2026, the Company had $161 million of gross availability and net available borrowings of $88 million after taking into account the facility’s quarter end balance of $20 million, outstanding letters of credit of $29 million and required availability of $24 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)Consists of green loans associated with the France bioethanol plant, part of the net assets contributed by the Company to its subsidiary, BioNova.
(c)Consist of loans for energy projects in France.
As of March 28, 2026, there were no borrowings outstanding under the BioNova Term Loan.
As of March 28, 2026, the Company was in compliance with all covenants under its debt agreements.
Asset Financing Obligation
In March 2026, the Company entered into a sale-leaseback agreement for the equipment of its chip mills located in Georgia and its ERP systems and received net proceeds of $20 million. The Company determined that control of the assets was not transferred and therefore the transaction does not qualify as a sale under GAAP. Accordingly, the transaction is accounted for as a financing arrangement, with the assets continuing to depreciate within “property, plant and equipment, net” and the proceeds recorded as a financing obligation within “long-term debt” in the condensed consolidated balance sheets.
The arrangement has an initial term of 33 months and will continue for successive three-month periods until terminated by either party with appropriate notice. The Company retains a one dollar ($1.00) purchase option at the end of the lease term. Monthly rental payments of $0.7 million will be allocated between interest expense and principal reduction using the effective interest rate method. The financing obligation bears an effective interest rate of 10.6%.
7. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the quarter ended March 28, 2026:

Balance at December 31, 2025	$183,882
Increase to liability	1,233
Payments	(1,483)
Foreign currency adjustments	(38)
Balance at March 28, 2026	$183,594

Current environmental liabilities	$10,437
Non-current environmental liabilities	$173,157

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Port Angeles, Washington
The Company operated a pulp mill at this site from 1930 until 1997. Since 2000, the Company has been evaluating remediation of the pulp mill site and adjacent marine areas (a portion of Port Angeles harbor) pursuant to an agreed order with the Washington DOE under the Washington MTCA. In the first quarter of 2025, in response to negotiations with the Washington DOE on expanded remedial actions for the site, the Company increased its estimated remediation liability and recorded an expense of $10 million. The Washington DOE has indicated that the proposed consent decree and cleanup plan, which the Company agreed to in the second quarter of 2025 and that underwent a public comment period through 2025, is expected to be finalized in the second quarter of 2026. The associated cash expenditures are not expected to commence before 2028, with outflows anticipated over the subsequent three to five years.
Augusta, Georgia
The Company operated this site as a wood treatment plant from 1928 to 1988. This site operates under a 10-year RCRA hazardous waste facility permit managed by the Georgia EPD. The most recent permit was issued in 2015 and is currently in the renewal process. In connection with the Company’s submittal of its permit renewal application, Georgia EPD notified the Company that a revised corrective action plan for site soil and sediment was required. To reflect the additional remedial activities required for the site, in the first quarter of 2025, the Company increased its estimated remediation liability and recorded an expense of $2 million. The revised corrective action plan is currently in review with the Georgia EPD. The cash impact associated with this charge is expected in early 2027.
Other
In addition to the estimated liabilities for the above remediation sites, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of March 28, 2026, the Company estimates this exposure could range up to approximately $84 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
In 2024, BioNova issued 111,111 preferred shares to SWEN in return for a redeemable noncontrolling interest of approximately 14%. The preferred shares contain an embedded put option that was determined should be bifurcated and recognized separately at fair value, with subsequent changes in fair value recorded in earnings.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
SWEN’s put option is remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income (expense), net” in the condensed consolidated statements of operations. The SWEN put option’s liability balance and activity were as follows:

	Financial Statement Line Item	Three Months Ended
		March 28, 2026	March 29, 2025
Balance, beginning of period	Other liabilities	$10,083	$4,196
Fair value measurement adjustment	Other income (expense), net	1,890	494
Foreign currency translation adjustment	Foreign currency translation adjustment	(209)	165
Balance, end of period	Other liabilities	$11,764	$4,855
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

	March 28, 2026	December 31, 2025
Free cash flow to equity volatility(a)	58.0%	54.0%
Weighted average cost of capital	14.1%	13.3%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities

(a)Based on a peer group of companies in the same or a similar industry.
See Note 9—Redeemable Noncontrolling Interest for further information on the SWEN put option.
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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	March 28, 2026	December 31, 2025
Carrying amount of fixed rate debt(a)	$69,404	$71,679
Fair value of fixed rate debt	$70,799	$73,426

(a)Excludes finance lease obligations.
9. Redeemable Noncontrolling Interest
In November 2024, the Company and one of its subsidiaries entered into a shareholder agreement with SWEN, pursuant to which SWEN will fund up to €30 million in exchange for up to 222,222 preferred shares, representing an expected 20% total noncontrolling equity interest in BioNova. Of this commitment, €15 million was funded at the closing of the shareholder agreement in exchange for 111,111 preferred shares, which currently represents an equity interest in BioNova of approximately 14%. Subsequent funding is contingent on the achievement of certain project milestones.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The following table presents the redeemable noncontrolling interest balance and activity:

	Three Months Ended
	March 28, 2026	March 29, 2025
Balance, beginning of period	$11,366	$10,503
Adjustment to redemption value	473	408
Net income attributable to redeemable noncontrolling interest	49	18
Comprehensive income adjustments:
Foreign currency translation adjustment on redemption value	(227)	408
Balance, end of period	$11,661	$11,337
10. Accumulated Other Comprehensive Loss

	Three Months Ended
	March 28, 2026	March 29, 2025
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(23,597)	$(21,060)
Reclassifications to earnings(a)
Amortization of gain	(234)	(186)
Amortization of prior service cost	52	60
Income tax on reclassifications	37	26
Other comprehensive loss on employee benefit plans, net of tax	(145)	(100)
Balance, end of period	(23,742)	(21,160)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(93)	(222)
Reclassifications to earnings - foreign currency exchange contracts(b)	25	36
Income tax on reclassifications	—	(4)
Other comprehensive income on derivative instruments, net of tax	25	32
Balance, end of period	(68)	(190)

Foreign currency translation
Balance, beginning of period	719	(24,387)
Foreign currency translation adjustment, net of tax(c)	(3,867)	7,678
Balance, end of period	(3,148)	(16,709)

Accumulated other comprehensive loss, end of period	$(26,958)	$(38,059)

(a)The AOCI components for defined benefit pension and post-retirement plans are included in the computation of net periodic benefit cost. See Note 13—Employee Benefit Plans for further information.
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
11. Earnings Per Common Share
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Net loss	$(81,530)	$(31,952)
Net income attributable to redeemable noncontrolling interest	49	18
Net loss attributable to RYAM	(81,579)	(31,970)
Redeemable noncontrolling interest adjustment to redemption value	(473)	(408)
Net loss attributable to RYAM common stockholders	$(82,052)	$(32,378)

Weighted average shares used in determining earnings per share of common stock - basic and diluted	67,133,754	66,216,983
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Performance-based and restricted stock units	3,121,951	2,847,462
12. Incentive Stock Plans

	Three Months Ended
	March 28, 2026	March 29, 2025
Incentive stock plan compensation expense(a)	$1,176	$2,161

(a)Included equity award expense of $1 million and $2 million during the quarters ended March 28, 2026 and March 29, 2025, respectively.
The Company made new grants of restricted stock units, performance-based stock units and performance-based cash awards during the first quarter of 2026. The 2026 restricted stock unit awards cliff vest after three years. The 2026 performance-based awards cliff vest after three years and are based on TSR relative to peers over a three-year performance period. Participants can earn between 0% and 200% of the target award for the TSR metric. Performance below the threshold for this metric would result in zero payout. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
In March 2026, the performance-based awards granted in 2023 were settled with an issuance of 238,855 shares of common stock for the stock unit awards, including incremental shares of 109,053, and cash of $2 million for the cash awards.
The following table summarizes the 2026 activity of the Company’s incentive stock awards (not in thousands):

	Restricted Stock Units		Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	1,392,400	$6.08	1,302,542	$7.80
Granted	381,978	$9.47	1,007,138	$7.46
Forfeited	(92,643)	$6.53	(231,246)	$7.80
Vested	(399,363)	$6.45	(238,855)	$11.84
Outstanding at March 28, 2026	1,282,372	$6.95	1,839,579	$7.09

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
The following table presents the components of net periodic benefit cost of the Company’s plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Service cost	$907	$1,170	$100	$110
Interest cost	6,162	6,829	223	237
Expected return on plan assets	(7,236)	(7,572)	—	—
Amortization of prior service cost (credit)	109	103	(57)	(43)
Amortization of (gain) loss	—	57	(234)	(243)
Net periodic benefit cost	$(58)	$587	$32	$61
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
14. Income Taxes
Effective Tax Rate
The Company utilized the discrete effective rate method for the three months ended March 28, 2026. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The Company believes that the use of the estimated annual effective tax rate method is not reliable because small changes in projected ordinary annual income could result in significant variability in the estimated AETR. The discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis, rather than forecasting the full year AETR and applying it against current period book earnings, which the Company believes represents the best estimate of its AETR in the current period.

	Three Months Ended
	March 28, 2026	March 29, 2025
Loss before income tax	$(88,348)	$(37,172)
Effective tax rate	8.2%	15.0%
The effective tax rate for the quarter ended March 28, 2026 differed from the federal statutory rate of 21% primarily due to changes in valuation allowances and different statutory tax rates in foreign jurisdictions.
The effective tax rate for the quarter ended March 29, 2025 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance on disallowed interest deductions, different statutory tax rates in foreign jurisdictions, U.S. tax credits and nondeductible executive compensation.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Deferred Taxes
As of March 28, 2026 and December 31, 2025, the Company’s net DTA included $20 million and $16 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The increase in this asset was a result of a $4 million net tax benefit recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
15. Segments
As mentioned in Note 1—Nature of Operations and Basis of Presentation, beginning in the first quarter of 2026, the Company reorganized its segment structure and now operates in two segments:
•High Purity Cellulose: composed of the former segments of Cellulose Specialties, Cellulose Commodities and Biomaterials
•Paperboard & High Yield Pulp: composed of the former segments of Paperboard and High Yield Pulp
Corporate & Other consists primarily of senior management, accounting, information systems, human resources, treasury, tax and legal administrative functions that provide support services to the operating business units.
Prior period segment results have been recast to align with this new segment reporting structure.
The Company’s segment structure is determined based primarily on how its CODM reviews and evaluates Company operations. In January 2026, the Company’s Board of Directors appointed a new CEO and an analysis was performed to determine whether a change in CODM and/or reportable segments had occurred. The analysis identified the Company’s new CEO as the CODM and determined the two reportable segments listed above to be the level at which the CEO assesses performance and makes decisions regarding resource allocation. In April 2026, the new CEO resigned and the Board of Directors established an interim Office of the CEO composed of four existing RYAM executives. A new analysis determined that (i) the Office of the CEO is the new CODM and (ii) there has been no change in the approach to evaluating the business and therefore no change in reportable segments from those listed above.
The significant integration of the Company’s operations forms the basis of the CODM’s method of performance evaluation and resource allocation. At the Company’s HPC plants — Jesup, Fernandina and Tartas — fixed costs support the production and sale of all products across the specialties, commodities and biomaterials markets that the Company serves. Additionally, bioethanol production in France is dependent on feedstock from the Tartas HPC plant. Likewise, the Company’s paperboard and high yield pulp operations at Temiscaming are highly interconnected, with high yield pulp being used as feedstock for paperboard production and extensive shared site costs supporting the production of all products at the site. Given the integrated nature of these operations, the CODM assesses performance and allocates resources to maximize the profitability of the combined business units according to the optimal product mix of any given period.
The CODM uses “operating income (loss)” as a measure of segment profitability, predominantly within the monthly budgeting and forecasting process, where it reviews forecast and budget-to-actual variances to assess performance and inform its decisions on capital allocation within the Company.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Net sales by product line, by segment, were as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
High Purity Cellulose
Cellulose Specialties	$148,072	$194,552
Cellulose Commodities	102,211	72,842
Biomaterials and other	12,618	11,245
Total High Purity Cellulose	262,901	278,639
Paperboard & High Yield Pulp
Paperboard	41,726	49,193
High Yield Pulp	14,367	24,692
Total Paperboard & High Yield Pulp	56,093	73,885
Corporate & Other	71	60
Net sales	$319,065	$352,584
Significant segment expenses included the following:

	Three Months Ended March 28, 2026
	High Purity Cellulose	Paperboard & High Yield Pulp	Total
Segment net sales	$262,901	$56,093	$318,994
Corporate & Other net sales			71
Total consolidated net sales			$319,065

Cost of sales
Key input costs (wood, chemicals, energy)	109,404	30,924
Fixed and other costs of sales(a)	152,858	33,366
Total segment cost of sales	262,262	64,290	$326,552
Selling, general and administrative expense	6,071	1,985
Temiscaming HPC permanent idling charges	40,883	—
Other segment items(b)	(3,132)	17
Segment operating loss	$(43,183)	$(10,199)	(53,382)

Reconciliation of Segment Operating Loss to Consolidated Loss before Income Tax
Corp & Other operating loss			(11,933)
Interest expense			(23,114)
Components of pension and OPEB, excluding service costs			1,033
Other expense, net			(952)
Loss before income tax			$(88,348)

Other segment items
Depreciation and amortization	$28,100	$3,947	$32,047
Temiscaming HPC permanent idling charges - accelerated depreciation	34,494	—	34,494
Segment depreciation and amortization	$62,594	$3,947	66,541
Corp & Other depreciation and amortization			1,406
Total consolidated depreciation and amortization			$67,947

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Three Months Ended March 29, 2025
	High Purity Cellulose	Paperboard & High Yield Pulp	Total
Segment net sales	$278,639	$73,885	$352,524
Corporate & Other net sales			60
Total consolidated net sales			$352,584

Cost of sales
Key input costs (wood, chemicals, energy)	112,100	48,536
Fixed and other costs of sales(a)	137,461	30,181
Total segment cost of sales	249,561	78,717	$328,278
Selling, general and administrative expense	7,764	3,492
Other segment items(b)	1,019	471
Segment operating income (loss)	$20,295	$(8,795)	11,500

Reconciliation of Segment Operating Loss to Consolidated Loss before Income Tax
Corporate & Other operating loss			(26,593)
Interest expense			(23,603)
Components of pension and OPEB, excluding service costs			632
Other income, net			892
Loss before income tax			$(37,172)

Other segment items
Depreciation and amortization	$25,083	$5,827	$30,910
Corporate & Other depreciation and amortization			341
Total consolidated depreciation and amortization			$31,251

(a)Primarily includes salaries, wages and benefits, depreciation and amortization, logistics costs and maintenance costs.
(b)Primarily includes foreign exchange gain (loss), environmental remediation expense, gain (loss) on disposal of property, plant and equipment and income (loss) from equity method investments.
Identifiable assets by segment include the Company’s current assets and were as follows:

	March 28, 2026	December 31, 2025
High Purity Cellulose	$405,976	$446,521
Paperboard & High Yield Pulp	104,722	101,787
Corporate & Other	18,534	20,075
Total assets	$529,232	$568,383
16. Commitments and Contingencies
Commitments
The Company had no material changes outside the ordinary course of business to the purchase and lease obligations presented in its 2025 Form 10-K during the quarter ended March 28, 2026. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips. The Company’s lease obligations relate to certain buildings, machinery and equipment under various operating and finance leases.

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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of March 28, 2026, the Company had net exposure of $31 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $94 million as of March 28, 2026, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45%, and its partner, Borregaard ASA, owns 55%. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $24 million at March 28, 2026.
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
As of March 28, 2026, all the Company’s collective bargaining agreements covering its unionized employees were current.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and with our 2025 Form 10-K and information contained in subsequent Forms 8-K and other reports filed with the SEC.
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
Forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to various risks and uncertainties. The risk factors contained in Item 1A—Risk Factors of our 2025 Form 10-K, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this report.
Forward-looking statements are only as of the date of the filing of this Quarterly Report on Form 10-Q, and we undertake no duty to update forward-looking statements except as required by law. You are advised to review any disclosures that we have made or may make in our filings and other submissions to the SEC, including those on Forms 10-K, 10-Q, 8-K and other reports.
Business Overview
RYAM is a global leader of high purity cellulose commonly used in the production of filters, food, pharmaceuticals, high performance plastics, propellants and various other industrial applications. Our specialized assets, capable of creating the world’s leading cellulose specialties products, are also used to produce cellulose viscose pulp, cellulose fluff pulp, paperboard, high yield pulp and various value-added co-products, including biofuels, bioelectricity and lignin.
New Segment Structure
Beginning in January 2026, we reorganized our segment structure and now operate in two segments:
•High Purity Cellulose: formerly the segments of Cellulose Specialties, Cellulose Commodities and Biomaterials
•Paperboard & High Yield Pulp: formerly the segments of Paperboard and High Yield Pulp
Prior period segment results have been recast to align with this new segment reporting structure. See Note 15—Segments for further information.
Recent Business Developments
•In April 2026, an isolated fire occurred at our HPC plant in Jesup, Georgia during a scheduled annual maintenance outage. See Note 1—Nature of Operations and Basis of Presentation for further information.
•In 2025, we signed Memoranda of Understanding with Verso Energy to explore eSAF opportunities at both our Jesup and Tartas facilities. In March 2026, a grant agreement was signed with the European Climate, Infrastructure and Environmental Executive Agency that positions Verso’s ReSTart project (Renewable e-SAF Tartas) to become one of the first large-scale synthetic aviation fuel production plants in Europe through the capture of biogenic CO2 emissions from our Tartas HPC plant. The project aims to contribute to and accelerate the achievement of the aviation sector’s decarbonization targets for 2030 to 2050 as established by various European Union regulatory mandates.
•In August 2025, RYAM and USW jointly filed petitions with the USITC and the USDOC alleging that certain Brazilian and Norwegian producers of high purity dissolving pulp are selling into the U.S. market at unfairly low prices and/or benefiting from government subsidies, resulting in material injury to the U.S. industry. In September 2025, the USITC issued an affirmative preliminary injury determination, allowing the investigations to proceed.

The USDOC has initiated antidumping and countervailing duty investigations. Preliminary determinations are being issued on a rolling basis, with additional determinations expected in the second quarter of 2026. Final determinations by the USDOC and the USITC are currently expected by the fourth quarter of 2026.
While the outcome of these proceedings remains uncertain, we believe the petitions are an important step toward addressing alleged unfair trade practices and supporting more stable and competitive market conditions in the U.S.
Business Outlook
In 2026, we remain focused on execution, cash discipline and measurable improvement across the portfolio. Our priorities are to deliver positive free cash flow, strengthen our leadership in CS and drive year-over-year EBITDA improvement across the business.
Based on our first quarter results, we continue to expect full year EBITDA to be higher than 2025 and to generate positive free cash flow. Although macroeconomic conditions remain challenging and execution of our CS leadership initiative is ongoing, we believe our strategy is positioning RYAM for improved performance.
High Purity Cellulose
We expect improvement to be driven by disciplined commercial execution, including CS pricing actions that reflect the value of our products. CS volumes are expected to be lower in 2026 as customers adjust ordering and inventory positions, with improvement over the year. CC market conditions have been challenging, though fluff and viscose pricing have recently stabilized and are expected to improve modestly throughout the year. CC volumes are expected to be higher because of the CS actions and market dynamics. Our biomaterial products are expected to generate year-over-year improvement through improved feedstock and stable performance. Input costs are presently under inflationary pressure, which may persist throughout the year if the conflict in the Middle East persists. We are pursuing cost surcharges, where possible, to mitigate the impact of inflationary pressures.
Paperboard & High Yield Pulp
We expect year-over-year improvement to be driven by new product commercialization, volume growth and continued expansion into higher-value end markets. We also expect pricing to stabilize as supply and demand dynamics improve, supported by ongoing operational and cost discipline.
Corporate & Other
We will maintain strict control of discretionary spending and continue driving structural efficiencies, with a focus on supporting cash generation and execution across the businesses.
Capital allocation
We remain committed to disciplined capital allocation and liquidity management. We will prioritize and reduce capital expenditures with a focus on near-term cash generation and deleveraging, and will continue to evaluate capital return options within our capital allocation framework as performance and financial flexibility improve.

Results of Operations

	Three Months Ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net sales	$319	$353
Cost of sales	(327)	(329)
Gross margin	(8)	24
Selling, general and administrative expense	(19)	(23)
Foreign exchange gain (loss)	1	(1)
Temiscaming HPC permanent idling charges	(41)	—
Other operating income (expense), net	2	(15)
Operating loss	(65)	(15)
Interest expense	(23)	(24)
Other income, net	—	2
Loss before income tax	(88)	(37)
Income tax benefit	7	5
Net loss	(81)	(32)
Net income attributable to redeemable noncontrolling interest	—	—
Net loss attributable to RYAM	$(81)	$(32)

Gross margin %	(2.5)%	6.8%
Operating margin %	(20.4)%	(4.2)%
Effective tax rate	8.2%	15.0%
Net Sales

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025
High Purity Cellulose	$263	$279
Paperboard & High Yield Pulp	56	74
Net sales	$319	$353
Net sales for the quarter ended March 28, 2026 decreased $34 million, or 10%, compared to the prior year quarter, driven by lower average sales prices in CC, PBD and HYP, and lower sales volumes in CS, PBD and HYP. These decreases were partially offset by a higher average sales price in CS and higher CC sales volume. See Operating Results by Segment below for further discussion.
Operating Income (Loss)

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025
High Purity Cellulose	$(43)	$20
Paperboard & High Yield Pulp	(10)	(9)
Corporate & Other	(12)	(26)
Operating loss	$(65)	$(15)
Operating loss for the quarter ended March 28, 2026 increased $50 million, or 333%, compared to the prior year quarter, driven by the decrease in net sales and non-cash permanent idling charges of $41 million in the current quarter as a result of the decision to permanently cease DWP production at the Temiscaming HPC plant. Partially offsetting these decreases were lower energy, wood and purchased pulp costs, lower environmental remediation expense, favorable foreign exchange rates and an insurance recovery of $4 million related to the 2024 Jesup plant fire. See Operating Results by Segment below for further discussion.

Non-Operating Income & Expense
Included in “other income, net” in the quarter ended March 28, 2026 was a $2 million increase to our liability related to the quarterly fair value remeasurement of the SWEN put option.
Comparing the current quarter to the prior year quarter, foreign exchange rate fluctuations favorably impacted results by $1 million.
Income Taxes
The effective tax rate for the quarter ended March 28, 2026 was a benefit of 8.2%. This rate differed from the federal statutory rate of 21% primarily due to changes in valuation allowances and different statutory tax rates in foreign jurisdictions.
The effective tax rate for the quarter ended March 29, 2025 was a benefit of 15.0%. This rate differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance on disallowed interest deductions, different statutory tax rates in foreign jurisdictions, U.S. tax credits and nondeductible executive compensation.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended
(in millions, unless otherwise stated)	March 28, 2026	March 29, 2025
Net sales	$263	$279
Operating income (loss)	$(43)	$20
Average sales price ($ per MT)
Total Cellulose	$1,219	$1,371
Cellulose Specialties	$2,040	$1,750
Cellulose Commodities	$770	$863
Sales volume (thousands of MTs)
Total Cellulose	205	195
Cellulose Specialties	72	111
Cellulose Commodities	133	84
Net Sales

	Three Months Ended March 29, 2025	Changes Attributable to:		Three Months Ended March 28, 2026
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$195	$20	$(67)	$148
Cellulose Commodities	73	(17)	46	102
Biomaterials and other	11	1	1	13
HPC net sales	$279	$4	$(20)	$263
Net sales of our High Purity Cellulose segment for the quarter decreased $16 million, or 6%, compared to the prior year quarter, driven by:
•Cellulose sales volume increase of 5%, driven by mix that included a 58% increase in CC sales volume that was partially offset by a 35% decrease in CS sales volume.
–CC sales volume increased as we executed our CS leadership initiatives and shifted production toward commodity products.
–CS sales volume declined as we executed our CS leadership initiatives, with the decline further impacted by elevated inventory levels in the acetate market and softer demand in the ethers market.

•Cellulose average sales price decrease of 11%, including an 11% decrease in CC average sales price that was partially offset by a 17% increase in CS average sales price.
–CS average sales price increase was driven by improved pricing of newly negotiated contracts. We remain on track to securing value-based pricing for our 2026 CS portfolio.
–CC average sales price decline was due to softer global commodity pricing.
•Partially offsetting the decreases above was an increase in biomaterials and other net sales from $11 million to $13 million, primarily driven by 2G bioethanol fuel and lignosulfonates.
Operating Income (Loss)

	Three Months Ended March 29, 2025	Gross Margin Changes Attributable to:				Three Months Ended March 28, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
HPC operating income (loss)	$20	$4	$(39)	$6	$(34)	$(43)
Operating margin %	7.2%	1.3%	(14.2)%	2.3%	(12.9)%	(16.3)%

(a)Computed based on contribution margin.
Operating results of our High Purity Cellulose segment for the quarter declined $63 million, or 315%, compared to the prior year quarter, driven by:
•Non-cash permanent idling charges of $41 million in the current quarter as a result of the decision to permanently cease DWP production at the Temiscaming HPC plant.
•Decrease in net sales discussed above, primarily the decrease in variable margin resulting from the lower CS sales volumes.
•Higher labor and maintenance costs.
These decreases were partially offset by:
•Lower wood costs.
•Insurance recovery of $4 million related to the 2024 Jesup plant fire.
•Lower energy costs, driven by a $3 million higher benefit from sales of excess emission allowances in the current quarter compared to the prior year quarter.
Paperboard & High Yield Pulp

	Three Months Ended
(in millions, unless otherwise stated)	March 28, 2026	March 29, 2025
Net sales	$56	$74
Operating loss	$(10)	$(9)
Average sales price ($ per MT)
PBD & HYP	$884	$870
Paperboard	$1,194	$1,321
High Yield Pulp	$504	$518
Sales volume (thousands of MTs)
PBD & HYP	63	85
Paperboard	35	37
High Yield Pulp	28	48

Net Sales

	Three Months Ended March 29, 2025	Changes Attributable to:		Three Months Ended March 28, 2026
(in millions)		Price	Volume/Mix
Paperboard	$49	$(4)	$(3)	$42
High Yield Pulp	25	(1)	(10)	14
PBD & HYP net sales	$74	$(5)	$(13)	$56
Net sales of our Paperboard & High Yield Pulp segment for the quarter decreased $18 million, or 24%, compared to the prior year quarter, driven by:
•Total sales volume decrease of 26%, due to 5% and 42% decreases for PBD and HYP, respectively.
•Total average sales price increase of 2%, despite 10% and 3% decreases for PBD and HYP, respectively, due to a higher mix of PBD sales.
These decreases were driven by:
•Increased competitive activity in PBD due to the startup of new U.S. capacity in mid-year 2025.
•Continued oversupply of domestic HYP in Asia.
•Weaker demand for paper and packaging materials due to global economic uncertainty.
Partially offsetting these decreases were higher sales of folding packaging PBD grades due to increased focus on this market segment.
Operating Loss

	Three Months Ended March 29, 2025	Gross Margin Changes Attributable to:				Three Months Ended March 28, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
PBD & HYP operating loss	$(9)	$(5)	$(2)	$4	$2	$(10)
Operating margin %	(12.2)%	(8.1)%	(8.3)%	7.1%	3.6%	(17.9)%

(a)Computed based on contribution margin.
Operating loss of our Paperboard & High Yield Pulp segment for the quarter increased $1 million, or 11%, compared to the prior year quarter, driven by:
•Decrease in net sales discussed above.
•Increase in logistics costs due to higher ocean freight rates for shipments to Asia as a result of the current geopolitical environment.
•Impact of market downtime taken in the current quarter.
Partially offsetting these decreases were:
•Lower energy costs due to higher offsetting electricity production and sales.
•Lower purchased pulp costs.
Corporate & Other

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025
Operating loss	$(12)	$(26)
The Corporate & Other operating loss for the quarter improved $14 million, or 54%, compared to the prior year quarter, driven by:
•Lower environmental remediation expense driven by the $12 million charge incurred in the prior year quarter.
•Favorable foreign exchange rates in the current quarter compared to unfavorable rates in the prior year quarter.

Liquidity and Capital Resources
Overview
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As operating cash flows can be negatively impacted by fluctuations in market prices for our commodity products and changes in demand for all of our products, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures. We believe our future cash flows from operations, availability under our ABL Credit Facility and our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.
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
Our liquidity and capital resources are summarized below:

(in millions, except ratios)	March 28, 2026	December 31, 2025
Cash and cash equivalents	$68	$75
Availability under ABL Credit Facility(a)(b)	$88	$72
Availability under short-term factoring facility(b)	$4	$10
Total debt(b)	$763	$779
Stockholders’ equity	$229	$317
Total capitalization (total debt plus stockholders’ equity)	$992	$1,096
Debt to capital ratio	77%	71%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At March 28, 2026, we had $161 million of gross availability and net available borrowings of $88 million after taking into account the facility’s quarter end balance of $20 million, outstanding letters of credit of $29 million and required availability of $24 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)See Note 6—Debt and Finance Leases to our Financial Statements for further information.
As of March 28, 2026, we were in compliance with all financial and other covenants under our debt agreements.
Other Sources of Cash
Asset Financing Obligation
In March 2026, we entered into a sale-leaseback agreement for the equipment of our chip mills located in Georgia and our ERP systems for net proceeds of $20 million. The arrangement has an initial term of 33 months with monthly rental payments of $0.7 million. We retain a one dollar ($1.00) purchase option at the end of the lease term.
SWEN Investment
In 2024, we secured €30 million to be provided by SWEN in return for a 20% preferred equity interest in BioNova. We received €15 million from SWEN in 2024. Subsequent funding is contingent on the achievement of certain project milestones.
BioNova Term Loan
In 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. Drawdowns may be made through November 2026 and are restricted to capital expenditures and development activities related to the BioNova platform. As of March 28, 2026, no borrowings were outstanding under the BioNova Term Loan. We may evaluate alternatives with respect to the facility if it is not utilized prior to the end of the availability period and arrange for an amendment of the credit agreement.

Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, electricity and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to the purchase obligations presented in our 2025 Form 10-K during the quarter ended March 28, 2026.
Cash Flows

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025
Cash flows provided by (used in):
Operating activities	$32	$40
Investing activities	$(20)	$(38)
Financing activities	$(18)	$(1)
Cash provided by operating activities decreased $8 million compared to the prior year quarter primarily due to the decline in operating results and lower working capital inflows.
Cash used in investing activities decreased $18 million compared to the prior year quarter due to lower custodial and strategic capital spend, as well as current year proceeds from our insurance claim related to the 2024 fire at our Jesup plant.
Cash outflows from financing activities increased $17 million compared to the prior year quarter primarily due to net repayments of short- and long-term debt in the current period, inclusive of the $20 million net proceeds received for the sale-leaseback transaction, compared to net borrowings in the prior period, partially offset by lower repurchases of common stock to satisfy tax withholding requirements related to stock-based compensation.
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
Net income (loss) is reconciled to EBITDA and Adjusted EBITDA by segment, as follows:

	Three Months Ended March 28, 2026
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Net loss	$(45)	$(9)	$(27)	$(81)
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to RYAM	(45)	(9)	(27)	(81)
Depreciation and amortization	28	4	1	33
Temiscaming HPC permanent idling charges - accelerated depreciation	35	—	—	35
Interest expense, net	—	—	22	22
Income tax benefit	—	—	(7)	(7)
EBITDA attributable to RYAM	18	(5)	(11)	2
Temiscaming HPC permanent idling charges - other asset adjustments	6	—	—	6
Adjusted EBITDA attributable to RYAM	$24	$(5)	$(11)	$8

	Three Months Ended March 29, 2025
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Net income (loss)	$20	$(8)	$(44)	$(32)
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to RYAM	20	(8)	(44)	(32)
Depreciation and amortization	26	6	(1)	31
Interest expense, net	—	—	23	23
Income tax benefit	—	—	(5)	(5)
EBITDA and Adjusted EBITDA attributable to RYAM	$46	$(2)	$(27)	$17
Adjusted Free Cash Flow
Adjusted Free Cash Flow is a non-GAAP financial measure of cash generated during a period that is available for debt reduction, acquisitions and repurchases of our common stock. Beginning in the fourth quarter of 2025, Adjusted Free Cash Flow is defined as cash provided by operating activities less capital expenditures, net of proceeds from the sale of property, plant and equipment and insurance claims. Adjusted Free Cash Flow for the quarter ended March 29, 2025 has been recalculated according to this new definition.
Cash provided by operating activities is reconciled to Adjusted Free Cash Flow as follows:

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025
Cash provided by operating activities	$32	$40
Capital expenditures, net(a)	(20)	(38)
Adjusted Free Cash Flow	$12	$2

(a)Net of proceeds from the sale of property, plant and equipment and insurance claims. Included in capital expenditures, net were strategic capital expenditures of $5 million and $8 million for the quarters ended March 28, 2026 and March 29, 2025, respectively.
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
Prices
The prices, sales volumes and margins of our CC and HYP products have historically been cyclically affected by economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates. These products have fewer distinguishing qualities from producer to producer and competition is based primarily on price, which is determined by market supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. Our CS product prices are impacted by market supply and demand, raw material and processing costs, changes in global currencies and other factors.
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
Variable Interest Rates
At March 28, 2026 and December 31, 2025, we had $714 million and $748 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical 1% change in interest rates would result in a $7 million annual change in interest expense.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed with the objective of ensuring that information required to be disclosed in reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including the Office of the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Office of the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 28, 2026.
Internal Control over Financial Reporting
For the quarter ended March 28, 2026, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 16—Commitments and Contingencies to our Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes or updates to the risk factors previously disclosed in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended March 28, 2026:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
January 1 to January 31	—	$—	—	$60,294,000
February 1 to February 28	—	$—	—	$60,294,000
March 1 to March 28	205,262	$9.44	—	$60,294,000
Total	205,262		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of March 28, 2026, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
During the quarter ended March 28, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc., as amended	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 6, 2025
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
31	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Office of the Chief Executive Officer Chief Financial Officer and Senior Vice President, Finance (Principal Executive Officer) (Principal Financial Officer)

Date: May 6, 2026