Form 10-Q
period 2026-06-27
RAYONIER ADVANCED MATERIALS INC.
filed 2026-08-05
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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

The registrant had 67,644,208 shares of common stock outstanding as of August 3, 2026.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2025 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2025
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AETR	Annual effective tax rate
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a RYAM subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
CAD	Canadian dollar
CC	Cellulose commodities
CEO	Chief Executive Officer
CS	Cellulose specialties
DTA	Deferred tax asset
DWP	Dissolving wood pulp
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
eSAF	Electrofuel sustainable aviation fuel
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division
HPC	High Purity Cellulose, one of RYAM’s two reportable segments
HYP	High Yield Pulp
LPU	Leveraged performance unit
LTF	LignoTech Florida LLC
MT	Metric ton
OPEB	Other post-employment benefits
PBD	Paperboard
PBD & HYP	Paperboard & High Yield Pulp, one of RYAM’s two reportable segments
RCRA	Resource Conservation and Recovery Act
ReSTart	Renewable e-SAF Tartas
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense
SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USDOC	United States Department of Commerce
USITC	United States International Trade Commission
USW	United Steel Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO
Washington DOE	Washington Department of Ecology
Washington MTCA	Washington Model Toxics Control Act

Part I. Financial Information
Item 1. Financial Statements
Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$376,142	$340,048	$695,207	$696,015
Cost of sales	(353,197)	(316,407)	(679,855)	(648,320)
Gross margin	22,945	23,641	15,352	47,695
Selling, general and administrative expense	(17,238)	(17,965)	(36,409)	(41,224)
Foreign exchange gain (loss)	1,314	(3,713)	2,379	(4,821)
Temiscaming HPC permanent idling charges (Note 2)	—	—	(40,883)	—
Asset impairment (Note 2)	(13,037)	—	(13,037)	—
Suspension charges (Note 2)	(827)	(229)	(955)	(634)
Environmental remediation expense	(1,850)	(1,312)	(3,106)	(14,459)
Other operating income (expense), net	2,350	(1,761)	5,001	(2,989)
Operating loss	(6,343)	(1,339)	(71,658)	(16,432)
Interest expense	(24,714)	(23,694)	(47,828)	(47,297)
Components of pension and OPEB, excluding service costs (Note 14)	1,122	673	2,155	1,305
Other expense, net	(137)	(1,800)	(1,089)	(908)
Loss from continuing operations before income tax	(30,072)	(26,160)	(118,420)	(63,332)
Income tax (expense) benefit (Note 15)	(2,228)	(339,202)	4,974	(333,610)
Equity in loss of equity method investments	(394)	(487)	(778)	(859)
Loss from continuing operations	(32,694)	(365,849)	(114,224)	(397,801)
Income from discontinued operations, net of tax (Note 3)	—	2,670	—	2,670
Net loss	(32,694)	(363,179)	(114,224)	(395,131)
Net income attributable to redeemable noncontrolling interest (Note 10)	152	18	201	36
Net loss attributable to RYAM	$(32,846)	$(363,197)	$(114,425)	$(395,167)

Basic and Diluted earnings per common share (Note 12)
Loss from continuing operations	$(0.49)	$(5.48)	$(1.71)	$(5.99)
Income from discontinued operations	—	0.04	—	0.04
Net loss	$(0.49)	$(5.44)	$(1.71)	$(5.95)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net loss	$(32,694)	$(363,179)	$(114,224)	$(395,131)
Other comprehensive income (loss), net of tax (Note 11):
Foreign currency translation adjustment	(1,752)	16,711	(5,619)	24,389
Unrealized gain on derivative instruments	22	29	47	61
Net loss on employee benefit plans	(145)	(98)	(290)	(198)
Total other comprehensive income (loss)	(1,875)	16,642	(5,862)	24,252
Comprehensive loss	(34,569)	(346,537)	(120,086)	(370,879)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	36	937	(142)	1,363
Comprehensive loss attributable to RYAM	$(34,605)	$(347,474)	$(119,944)	$(372,242)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	June 27, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$57,009	$75,393
Accounts receivable, net (Note 4)	180,050	193,306
Inventory (Note 5)	196,009	237,969
Prepaid and other current assets	77,354	61,715
Total current assets	510,422	568,383

Property, plant and equipment (net of accumulated depreciation of $2,086,605 and $1,994,671, respectively)	944,459	1,014,614
Deferred tax assets	22,338	24,026
Intangible assets, net	3,644	3,931
Other assets	138,940	147,401
Total assets	$1,619,803	$1,758,355

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$193,845	$190,450
Accrued and other current liabilities (Note 6)	137,895	138,580
Debt due within one year (Note 7)	29,630	20,909
Current environmental liabilities (Note 8)	10,431	10,438
Total current liabilities	371,801	360,377

Long-term debt (Note 7)	745,143	758,109
Non-current environmental liabilities (Note 8)	173,243	173,444
Pension and other postretirement benefits (Note 14)	75,325	78,838
Deferred tax liabilities	4,583	12,722
Other liabilities	42,781	46,943

Redeemable noncontrolling interest (Note 10)	12,173	11,366

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 67,634,382 and 67,005,593 issued and outstanding, respectively	676	670
Additional paid-in capital	427,192	427,764
Accumulated deficit	(204,281)	(88,907)
Accumulated other comprehensive loss (Note 11)	(28,833)	(22,971)
Total stockholders’ equity	194,754	316,556
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,619,803	$1,758,355
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Three months ended June 27, 2026
Balance at March 28, 2026	67,438,549	$674	$426,598	$(170,959)	$(26,958)	$229,355
Net loss attributable to RYAM	—	—	—	(32,846)	—	(32,846)
Other comprehensive loss, net of tax	—	—	—	—	(1,875)	(1,875)
Issuance of common stock under incentive stock plans	219,561	2	(2)	—	—	—
Stock-based compensation expense	—	—	812	—	—	812
Repurchase of common stock(a)	(23,728)	—	(216)	—	—	(216)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(476)	—	(476)
Balance at June 27, 2026	67,634,382	$676	$427,192	$(204,281)	$(28,833)	$194,754

Three months ended June 28, 2025
Balance at March 29, 2025	66,754,665	$668	$424,262	$301,213	$(38,059)	$688,084
Net loss attributable to RYAM	—	—	—	(363,197)	—	(363,197)
Other comprehensive income, net of tax	—	—	—	—	16,642	16,642
Issuance of common stock under incentive stock plans	287,728	2	(2)	—	—	—
Stock-based compensation expense	—	—	1,450	—	—	1,450
Repurchase of common stock(a)	(41,511)	—	(180)	—	—	(180)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(481)	—	(481)
Balance at June 28, 2025	67,000,882	$670	$425,530	$(62,465)	$(21,417)	$342,318

Six months ended June 27, 2026
Balance at December 31, 2025	67,005,593	$670	$427,764	$(88,907)	$(22,971)	$316,556
Net loss attributable to RYAM	—	—	—	(114,425)	—	(114,425)
Other comprehensive loss, net of tax	—	—	—	—	(5,862)	(5,862)
Issuance of common stock under incentive stock plans	857,779	8	(8)	—	—	—
Stock-based compensation	—	—	1,579	—	—	1,579
Repurchase of common stock(a)	(228,990)	(2)	(2,143)	—	—	(2,145)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(949)	—	(949)
Balance at June 27, 2026	67,634,382	$676	$427,192	$(204,281)	$(28,833)	$194,754

Six months ended June 28, 2025
Balance at December 31, 2024	65,966,881	$660	$425,303	$333,591	$(45,669)	$713,885
Net loss attributable to RYAM	—	—	—	(395,167)	—	(395,167)
Other comprehensive income, net of tax	—	—	—	—	24,252	24,252
Issuance of common stock under incentive stock plans	1,450,938	14	(14)	—	—	—
Stock-based compensation	—	—	3,255	—	—	3,255
Repurchase of common stock(a)	(416,937)	(4)	(3,014)	—	—	(3,018)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(889)	—	(889)
Balance at June 28, 2025	67,000,882	$670	$425,530	$(62,465)	$(21,417)	$342,318

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 27, 2026	June 28, 2025
Operating activities
Net loss	$(114,224)	$(395,131)
Adjustments to reconcile net loss to cash provided by operating activities:
Income from discontinued operations	—	(2,670)
Depreciation and amortization	65,450	62,438
Temiscaming HPC permanent idling charges - accelerated depreciation	34,494	—
Temiscaming HPC permanent idling charges - other asset adjustments	6,389	—
Asset impairment	13,037	—
Stock-based compensation expense	1,579	3,255
Deferred income tax expense (benefit)	(6,096)	332,705
Increase in environmental liabilities	3,094	14,406
Change in fair value of put option liability	2,934	1,052
Net periodic benefit cost of pension and other postretirement plans	(147)	1,274
Unrealized (gain) loss on foreign currency	(2,296)	4,343
Loss on disposal of property, plant and equipment	288	646
Gain on insurance recoveries	(5,443)	—
Other	4,729	4,078
Changes in operating assets and liabilities:
Accounts receivable	13,032	66,487
Inventory	40,669	(20,604)
Accounts payable	3,602	1,786
Accrued and other current liabilities	4,347	(26,789)
Other	(24,662)	(33,732)
Contributions to pension and other postretirement plans	(3,835)	(4,106)
Cash provided by operating activities	36,941	9,438

Investing activities
Capital expenditures, net of proceeds from sale of property, plant and equipment	(47,355)	(74,980)
Insurance recoveries on property damage	2,000	—
Cash used in investing activities	(45,355)	(74,980)

Financing activities
Borrowings of long-term debt	357,798	155,750
Repayments of long-term debt	(357,932)	(149,500)
Short-term financing, net	(5,836)	(2,319)
Debt issuance costs	(387)	—
Repurchase of common stock	(2,145)	(3,018)
Cash provided by (used in) financing activities	(8,502)	913

Net decrease in cash and cash equivalents	(16,916)	(64,629)
Net effect of foreign exchange on cash and cash equivalents	(1,468)	10,086
Balance, beginning of period	75,393	125,222
Balance, end of period	$57,009	$70,679

Supplemental cash flow information:
Interest paid	$(23,027)	$(34,208)
Income taxes (paid) refunded, net	$(284)	$231
Capital assets purchased on account	$29,624	$29,851
Operating lease ROU assets obtained in exchange for lease liabilities	$716	$770
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
Recent Accounting Developments
Accounting Standards Updates Not Yet Implemented
In May 2026, the FASB issued ASU 2026-02 “'Environmental Credits and Environmental Credit Obligations (Topic 818),” which provides recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU is effective for RYAM’s interim and annual reporting periods beginning in Q1 2028. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2026-02 should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Subsequent Events
Events and transactions subsequent to the consolidated balance sheets date have been evaluated for potential recognition and disclosure through the date of issuance of these consolidated financial statements. No subsequent events were identified.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
2. Temiscaming Operations
High Purity Cellulose Operations
In July 2024, the Company indefinitely suspended operations at its Temiscaming HPC plant, idling the plant in a safe and environmentally sound manner. Since the start of the suspension in 2024, the Company has incurred total one-time operating charges of $19 million, including $8 million of mothballing costs, $6 million of severance and other employee costs and $5 million of other costs. No additional one-time charges are expected to be incurred. In conjunction with the suspension of operations, in the third quarter of 2024, the Company recognized a non-cash asset impairment of $25 million, as it was determined that the Temiscaming HPC plant’s net carrying value exceeded its estimated fair value.
In the first quarter of 2026, the Company determined to permanently cease DWP production at the site, which removed the primary economic reason for operating the HPC plant. Consequently, the plant assets’ useful lives were reduced to zero and other impacted assets at the Temiscaming site were also reviewed for potential obsolescence. This resulted in non-cash accelerated depreciation charges of $35 million and other asset adjustments of $6 million, which were recorded to the High Purity Cellulose segment in “Temiscaming HPC permanent idling charges” in the condensed consolidated statements of operations.
Certain infrastructure assets of the Temiscaming HPC plant continue to run in support of the ongoing energy and other needs of the Temiscaming PBD and HYP plants, which continue to operate at full capacity, subject to market conditions.
The following table presents the accrued liability balance activity related to the suspension during the six months ended June 27, 2026:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2025	$—	$670	$670
Charges incurred	802	153	955
Payments	(802)	(613)	(1,415)
Balance at June 27, 2026	$—	$210	$210
The following table presents total suspension charges incurred by cost type:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Mothballing costs	$802	$229	$802	$719
Severance and other employee costs	25	—	153	(85)
Suspension charges	$827	$229	$955	$634
These charges were recorded to the High Purity Cellulose segment in “suspension charges” in the condensed consolidated statements of operations.
High Yield Pulp Operations
In the second quarter of 2026, the Company recognized a non-cash asset impairment of $13 million, as it was determined that the HYP plant asset group’s net carrying value exceeded its estimated fair value as a result of weakened market conditions and reduced future cash flow projections. The impairment was recorded to the PBD & HYP segment in “asset impairment” in the condensed consolidated statements of operations. See Note 9—Fair Value Measurements for further information on the fair value measurement of the HYP plant asset group.
3. Discontinued Operations
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada. During the quarter and six months ended June 28, 2025, the Company recognized $4 million of pre-tax income related to its remaining CEWS benefit claims deferred since 2021.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Income from discontinued operations was composed of the following:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Other operating income	$—	$3,632	$—	$3,632
Operating income	—	3,632	—	3,632
Income from discontinued operations before income tax	—	3,632	—	3,632
Income tax expense	—	(962)	—	(962)
Income from discontinued operations, net of tax	$—	$2,670	$—	$2,670
4. Accounts Receivable, Net

	June 27, 2026	December 31, 2025
Accounts receivable, trade	$167,862	$169,239
Accounts receivable, other(a)	13,497	24,938
Allowance for credit loss	(1,309)	(871)
Accounts receivable, net	$180,050	$193,306

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
5. Inventory

	June 27, 2026	December 31, 2025
Finished goods	$134,692	$179,729
Work-in-progress	6,034	7,038
Raw materials	49,016	44,939
Manufacturing and maintenance supplies	6,267	6,263
Inventory	$196,009	$237,969
6. Accrued and Other Current Liabilities

	June 27, 2026	December 31, 2025
Accrued customer incentives	$26,393	$43,260
Accrued employee compensation	29,414	30,770
Accrued interest	19,923	690
Accrued income taxes	3,934	4,342
Accrued property and other taxes	6,374	1,754
Deferred revenue and other income(a)	4,060	10,359
Other current liabilities(b)	47,797	47,405
Accrued and other current liabilities	$137,895	$138,580

(a)Included at June 27, 2026 and December 31, 2025 were prepayment balances of $3 million and $5 million, respectively, for the Company’s insurance claim related to the fire that occurred at the Jesup plant in October 2024. The claim remains in process and seeks recovery for (i) emergency repairs required to return the plant to operating status, (ii) long-term repair work to implement permanent fixes for the emergency repairs and (iii) lost profits due to business interruption. In the first quarter of 2026, a second prepayment of $3 million was received, and in the first and second quarters of 2026, the Company recognized $4 million and $1 million, respectively, in “other operating income (expense), net” for the High Purity Cellulose segment in the condensed consolidated statements of operations. This income recognition represents approved claim amounts to date in excess of the $15 million combined deductible. The Company is continuing long-term repair work while concurrently discussing a potential claim settlement with the insurers.
(b)Included at both June 27, 2026 and December 31, 2025 were $19 million of energy-related payables associated with Tartas facility operations.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
7. Debt and Finance Leases

	June 27, 2026	December 31, 2025
ABL Credit Facility due November 2029: $76 million net availability and weighted average interest rate of 6.3% at June 27, 2026(a)	$36,250	$50,000
2029 Term Loan due October 2029: interest rate of 11.2% at June 27, 2026	691,250	693,000
5.50% CAD-based term loan due April 2028	18,268	18,923
BioNova debt(b)	18,721	20,578
Asset financing obligation	17,025	—
Other loans(c)	29,259	32,019
Short-term factoring facility	647	4,801
Finance lease obligation	211	456
Total principal payments due	811,631	819,777
Less: unamortized premium, discount and issuance costs	(36,858)	(40,759)
Total debt	$774,773	$779,018

Debt due within one year	$29,630	$20,909
Long-term debt	$745,143	$758,109

(a)At June 27, 2026, the Company had $175 million of gross availability and net available borrowings of $76 million after taking into account the facility’s quarter end balance of $36 million, outstanding letters of credit of $37 million and required availability of $26 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)Consists of green loans associated with the France bioethanol plant, part of the net assets contributed by the Company to its subsidiary, BioNova.
(c)Consist of loans for energy projects in France.
As of June 27, 2026, there were no borrowings outstanding under the BioNova Term Loan.
As of June 27, 2026, the Company was in compliance with all covenants under its debt agreements.
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
8. Environmental Liabilities
The Company’s environmental liabilities balance changed as follows during the six months ended June 27, 2026:

Balance at December 31, 2025	$183,882
Increase to liability	3,094
Payments	(3,029)
Foreign currency adjustments	(273)
Balance at June 27, 2026	$183,674

Current environmental liabilities	$10,431
Non-current environmental liabilities	$173,243

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Port Angeles, Washington
The Company operated a pulp mill at this site from 1930 until 1997. Since 2000, the Company has been evaluating remediation of the pulp mill site and adjacent marine areas (a portion of Port Angeles harbor) pursuant to an agreed order with the Washington DOE under the Washington MTCA. In the first quarter of 2025, in response to negotiations with the Washington DOE on expanded remedial actions for the site, the Company increased its estimated remediation liability and recorded an expense of $10 million. In the second quarter of 2026, the Washington DOE finalized the consent decree and cleanup plan.
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
Other
In addition to the estimated liabilities for the above remediation sites, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of June 27, 2026, the Company estimates this exposure could range up to approximately $84 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.
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
SWEN’s put option is remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income (expense), net” in the condensed consolidated statements of operations. The SWEN put option’s liability balance and activity were as follows:

	Financial Statement Line Item	Three Months Ended
		June 27, 2026	June 28, 2025
Balance, beginning of period	Other liabilities	$11,764	$4,855
Fair value measurement adjustment	Other expense, net	1,044	558
Foreign currency translation adjustment	Foreign currency translation adjustment	(129)	385
Balance, end of period	Other liabilities	$12,679	$5,798

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Financial Statement Line Item	Six Months Ended
		June 27, 2026	June 28, 2025
Balance, beginning of period	Other liabilities	$10,083	$4,196
Fair value measurement adjustment	Other expense, net	2,934	1,052
Foreign currency translation adjustment	Foreign currency translation adjustment	(338)	550
Balance, end of period	Other liabilities	$12,679	$5,798
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

	June 27, 2026	December 31, 2025
Free cash flow to equity volatility(a)	53.0%	54.0%
Weighted average cost of capital	13.2%	13.3%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities

(a)Based on a peer group of companies in the same or a similar industry.
See Note 10—Redeemable Noncontrolling Interest for further information on the SWEN put option.
Assets Measured at Fair Value on a Nonrecurring Basis
High Yield Pulp Operations
In the second quarter of 2026, the Company recognized a $13 million non-cash impairment after determining that the HYP plant asset group’s net carrying value exceeded its estimated fair value. Determining the fair value of an asset group is judgmental in nature and involves the use of significant estimates and assumptions. The fair value of the HYP plant assets was determined using discounted cash flows under the income approach from the perspective of a market participant assuming the highest and best use of the asset group. Discounted cash flows were estimated using key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate, which are Level 3 measurements. See Note 2—Temiscaming Operations for further information on this impairment.
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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	June 27, 2026	December 31, 2025
Carrying amount of fixed rate debt(a)	$66,352	$71,679
Fair value of fixed rate debt	$67,514	$73,426

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The following table presents the redeemable noncontrolling interest balance and activity:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance, beginning of period	$11,661	$11,337	$11,366	$10,503
Adjustment to redemption value	476	481	949	889
Net income attributable to redeemable noncontrolling interest	152	18	201	36
Comprehensive income (loss) adjustments:
Foreign currency translation adjustment on redemption value	(116)	919	(343)	1,327
Balance, end of period	$12,173	$12,755	$12,173	$12,755
Results attributable to RYAM, after attribution to the redeemable noncontrolling interest, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Loss from continuing operations attributable to RYAM	$(32,846)	$(365,867)	$(114,425)	$(397,837)
Income from discontinued operations attributable to RYAM	—	2,670	—	2,670
Net loss attributable to RYAM	$(32,846)	$(363,197)	$(114,425)	$(395,167)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
11. Accumulated Other Comprehensive Loss

	Six Months Ended
	June 27, 2026	June 28, 2025
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(23,597)	$(21,060)
Reclassifications to earnings(a)
Amortization of gain	(465)	(373)
Amortization of prior service cost	103	125
Income tax on reclassifications	72	50
Other comprehensive loss on employee benefit plans, net of tax	(290)	(198)
Balance, end of period	(23,887)	(21,258)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(93)	(222)
Reclassifications to earnings - foreign currency exchange contracts(b)	47	70
Income tax on reclassifications	—	(9)
Other comprehensive income on derivative instruments, net of tax	47	61
Balance, end of period	(46)	(161)

Foreign currency translation
Balance, beginning of period	719	(24,387)
Foreign currency translation adjustment, net of tax(c)	(5,619)	24,389
Balance, end of period	(4,900)	2

Accumulated other comprehensive loss, end of period	$(28,833)	$(21,417)

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Loss from continuing operations	$(32,694)	$(365,849)	$(114,224)	$(397,801)
Income from continuing operations attributable to redeemable noncontrolling interest	152	18	201	36
Loss from continuing operations attributable to RYAM	(32,846)	(365,867)	(114,425)	(397,837)
Redeemable noncontrolling interest adjustment to redemption value	(476)	(481)	(949)	(889)
Loss from continuing operations attributable to RYAM common stockholders	(33,322)	(366,348)	(115,374)	(398,726)
Income from discontinued operations, net of tax attributable to RYAM	—	2,670	—	2,670
Net loss attributable to RYAM common stockholders	$(33,322)	$(363,678)	$(115,374)	$(396,056)

Weighted average shares used in determining earnings per share of common stock - Basic and Diluted	67,510,253	66,875,897	67,326,234	66,551,962
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Performance-based and restricted stock units	2,154,708	2,760,125	2,154,708	2,760,125
13. Incentive Stock Plans

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Incentive stock plan compensation expense(a)	$1,075	$717	$2,251	$2,878

(a)Included equity award expense of $1 million during each of the quarters ended June 27, 2026 and June 28, 2025, and $2 million and $3 million during the six months ended June 27, 2026 and June 28, 2025, respectively.
The Company made new grants of restricted stock units, performance-based stock units, performance-based cash and LPU awards during the first and second quarters of 2026 as follows:
•2026 restricted stock unit awards: cliff vest after three years, except for director awards, which vest after one year.
•2026 performance-based stock unit and cash awards: cliff vest after three years and are based on TSR relative to peers over a three-year performance period. Participants can earn between 0% and 200% of the target award for the TSR metric. Performance below the threshold for this metric would result in zero payout. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
•2026 LPU awards: cliff vest after three years and are based on share price growth over a three-year performance period. The participant can earn between 0% and 250% of the target award, with the number of earned LPUs subject to a value cap of 15x the initial grant value.
In March 2026, the performance-based awards granted in 2023 were settled with an issuance of 238,855 shares of common stock for the stock unit awards, including incremental shares of 109,053, and cash of $2 million for the cash awards.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2026 activity of the Company’s incentive stock awards (not in thousands):

	Restricted Stock Units		Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	1,392,400	$6.08	1,302,542	$7.80
Granted	583,366	$9.47	1,270,304	$7.86
Forfeited	(241,764)	$7.78	(1,294,361)	$6.82
Vested	(618,924)	$6.26	(238,855)	$11.84
Outstanding at June 27, 2026	1,115,078	$7.40	1,039,630	$8.16
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
The following tables present the components of net periodic benefit cost of the Company’s plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Service cost	$903	$1,188	$98	$111
Interest cost	6,144	6,911	222	239
Expected return on plan assets	(7,308)	(7,701)	—	—
Amortization of prior service cost (credit)	107	108	(56)	(43)
Amortization of (gain) loss	2	57	(233)	(244)
Net periodic benefit cost	$(152)	$563	$31	$63

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Service cost	$1,810	$2,358	$198	$221
Interest cost	12,306	13,740	445	476
Expected return on plan assets	(14,544)	(15,273)	—	—
Amortization of prior service cost (credit)	216	211	(113)	(86)
Amortization of (gain) loss	2	114	(467)	(487)
Net periodic benefit cost	$(210)	$1,150	$63	$124
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
15. Income Taxes
Effective Tax Rate
The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Loss from continuing operations before income tax	$(30,072)	$(26,160)	$(118,420)	$(63,332)
Effective tax rate	(7.4)%	(1297)%	4.2%	(527)%
The effective tax rate for the quarter and six months ended June 27, 2026 differed from the federal statutory rate of 21% primarily due to changes in valuation allowances, different statutory tax rates in foreign jurisdictions and U.S. tax credits. Also driving the difference for the quarter was the foreign-derived income deduction.
The effective tax rates for the quarter and six months ended June 28, 2025 differed from the federal statutory rate of 21% primarily due to the full write-off of the Company’s Canadian DTAs. See Deferred Taxes below. Also driving the differences were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
Deferred Taxes
In the second quarter of 2025, the Company determined that it was more likely than not that its Canadian DTAs would not be fully realizable and recorded a full valuation allowance against these assets and a corresponding $337 million tax expense to write off the previously recognized net DTA. Barring positive evidence that changes this conclusion, future Canadian earnings will not result in tax expense or benefit on the Company’s financial statements. The valuation allowance does not impact the Company’s legal right to use the deferred tax assets against cash taxes and future recognition continues to be evaluated as market conditions evolve.
As of June 27, 2026 and December 31, 2025, the Company’s net DTA included $19 million and $16 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The increase in this asset was a result of a $3 million net tax benefit recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The Company’s segment structure is determined based primarily on how its CODM reviews and evaluates Company operations. Historically, RYAM’s CODM has been its CEO. In January 2026, a new CEO was appointed and an analysis was performed to determine whether a change in CODM and/or reportable segments had occurred. The analysis identified the Company’s new CEO as the CODM and determined the two reportable segments listed above to be the level at which the CEO assesses performance and makes decisions regarding resource allocation. In April 2026, the new CEO resigned and an interim Office of the CEO was established that was composed of four existing RYAM executives. A new analysis determined that (i) the Office of the CEO was the new CODM and (ii) there was no change in the approach to evaluating the business and therefore no change in reportable segments from those listed above for the second quarter. The appointment of a new, permanent CEO in the last week of June will necessitate a third quarter analysis to determine the new CODM and whether a change in reportable segments is warranted.
The significant integration of the Company’s operations forms the basis of the CODM’s method of performance evaluation and resource allocation. At the Company’s HPC plants — Jesup, Fernandina and Tartas — fixed costs support the production and sale of all products across the specialties, commodities and biomaterials markets that the Company serves. Additionally, bioethanol production in France is dependent on feedstock from the Tartas HPC plant. Likewise, the Company’s PBD and HYP operations at Temiscaming are highly interconnected, with HYP being used as feedstock for PBD production and extensive shared site costs supporting the production of all products at the site. Given the integrated nature of these operations, the CODM assesses performance and allocates resources to maximize the profitability of the combined business units according to the optimal product mix of any given period.
The CODM uses “operating income (loss)” as a measure of segment profitability, predominantly within the monthly budgeting and forecasting process, where it reviews forecast and budget-to-actual variances to assess performance and inform its decisions on capital allocation within the Company.
Net sales by product line, by segment, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
High Purity Cellulose
Cellulose Specialties	$188,508	$200,126	$336,580	$394,678
Cellulose Commodities	100,980	58,484	203,191	131,326
Biomaterials and other	11,974	13,350	24,592	27,978
Total High Purity Cellulose	301,462	271,960	564,363	553,982
Paperboard & High Yield Pulp
Paperboard	48,381	46,451	90,107	95,644
High Yield Pulp	26,283	21,568	40,650	46,260
Total Paperboard & High Yield Pulp	74,664	68,019	130,757	141,904
Corporate & Other	16	69	87	129
Net sales	$376,142	$340,048	$695,207	$696,015

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Significant segment expenses included the following:

	Three Months Ended June 27, 2026			Three Months Ended June 28, 2025
	High Purity Cellulose	Paperboard & High Yield Pulp	Total	High Purity Cellulose	Paperboard & High Yield Pulp	Total
Segment net sales	$301,462	$74,664	$376,126	$271,960	$68,019	$339,979
Corporate & Other net sales			16			69
Total consolidated net sales			$376,142			$340,048

Cost of sales
Key input costs (wood, chemicals, energy)	228,436	31,061		109,219	32,539
Fixed and other costs of sales(a)	38,474	55,506		135,300	39,527
Total segment cost of sales	266,910	86,567	$353,477	244,519	72,066	$316,585
Selling, general and administrative expense	6,756	2,183		6,009	3,354
Asset impairment	—	13,037		—	—
Suspension charges	827	—		229	—
Other segment items(b)	(2,322)	—		1,380	9
Segment operating income (loss)	$29,291	$(27,123)	2,168	$19,823	$(7,410)	12,413

Reconciliation of Segment Operating Income (Loss) to Consolidated Loss from Continuing Operations before Income Tax
Corporate & Other operating loss			(8,511)			(13,752)
Interest expense			(24,714)			(23,694)
Components of pension and OPEB, excluding service costs			1,122			673
Other expense, net			(137)			(1,800)
Loss from continuing operations before income tax			$(30,072)			$(26,160)

Other segment items
Depreciation and amortization	$27,395	$3,606	$31,001	$24,730	$5,928	$30,658
Corporate & Other depreciation and amortization			996			529
Total consolidated depreciation and amortization			$31,997			$31,187

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Six Months Ended June 27, 2026			Six Months Ended June 28, 2025
	High Purity Cellulose	Paperboard & High Yield Pulp	Total	High Purity Cellulose	Paperboard & High Yield Pulp	Total
Segment net sales	$564,363	$130,757	$695,120	$553,982	$141,904	$695,886
Corporate & Other net sales			87			129
Total consolidated net sales			$695,207			$696,015

Cost of sales
Key input costs (wood, chemicals, energy)	226,673	61,985		227,727	71,564
Fixed and other costs of sales(a)	302,500	88,872		269,738	79,221
Total segment cost of sales	529,173	150,857	$680,030	497,465	150,785	$648,250
Selling, general and administrative expense	12,827	4,167		13,770	6,844
Temiscaming HPC permanent idling charges	40,883	—		—	—
Asset impairment	—	13,037		—	—
Suspension charges	955	—		634	—
Other segment items(b)	(5,583)	18		1,995	480
Segment operating income (loss)	$(13,892)	$(37,322)	(51,214)	$40,118	$(16,205)	23,913

Reconciliation of Segment Operating Income (Loss) to Consolidated Loss from Continuing Operations before Income Tax
Corporate & Other operating loss			(20,444)			(40,345)
Interest expense			(47,828)			(47,297)
Components of pension and OPEB, excluding service costs			2,155			1,305
Other expense, net			(1,089)			(908)
Loss from continuing operations before income tax			$(118,420)			$(63,332)

Other segment items
Depreciation and amortization	$55,495	$7,553	$63,048	$49,813	$11,755	$61,568
Temiscaming HPC permanent idling charges - accelerated depreciation	34,494	—	34,494	—	—	—
Segment depreciation and amortization	$89,989	$7,553	97,542	$49,813	$11,755	61,568
Corporate & Other depreciation and amortization			2,402			870
Total consolidated depreciation and amortization			$99,944			$62,438

(a)Primarily includes salaries, wages and benefits, depreciation and amortization, logistics costs and maintenance costs.
(b)Primarily includes foreign exchange gain (loss), environmental remediation expense, gain (loss) on disposal of property, plant and equipment and income (loss) from equity method investments.
Identifiable assets by segment include the Company’s current assets and were as follows:

	June 27, 2026	December 31, 2025
High Purity Cellulose	$395,656	$446,521
Paperboard & High Yield Pulp	101,927	101,787
Corporate & Other	12,839	20,075
Total assets	$510,422	$568,383
17. Commitments and Contingencies
Commitments
The Company had no material changes outside the ordinary course of business to the purchase and lease obligations presented in its 2025 Form 10-K during the six months ended June 27, 2026. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips. The Company’s lease obligations relate to certain buildings, machinery and equipment under various operating and finance leases.

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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of June 27, 2026, the Company had net exposure of $39 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $92 million as of June 27, 2026, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45%, and its partner, Borregaard ASA, owns 55%. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $22 million at June 27, 2026.
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
As of June 27, 2026, all the Company’s collective bargaining agreements covering its unionized employees were current.

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
During the second quarter of 2026, the USDOC issued affirmative preliminary antidumping duty determinations with respect to imports from Brazil and Norway and an affirmative preliminary countervailing duty determination with respect to imports from Brazil. In addition, the USITC scheduled the final phase of the investigations, with final determinations expected later in 2026.
While the outcome of these proceedings remains uncertain, we believe the petitions are an important step toward addressing alleged unfair trade practices and supporting more stable and competitive market conditions in the U.S.

Separately, during the third quarter of 2026, the Office of the United States Trade Representative announced final Section 301 actions applicable to imports from Brazil and Norway, including an aggregate 37.5% tariff on Brazilian imports of DWP (HTS Code 4702) and a 12.5% tariff on Norwegian imports of DWP. However, the ultimate impact of these actions will depend on a number of factors, including the extent to which downstream customers are able to utilize available trade programs and other regulatory mechanisms applicable to exported products.
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
Business Outlook
Our comprehensive review of strategic alternatives remains the top priority and is progressing with urgency and discipline. The review is focused on evaluating the full range of strategic and financial alternatives available to us and identifying the path that best maximizes value for shareholders. We expect to conclude the review and communicate a clear path forward during the fourth quarter of 2026.
While the review is underway, management remains focused on strengthening the performance and value of the business. Our priorities are to advance our Cellulose Specialties leadership strategy, improve operating reliability and asset optimization, generate cash and maintain disciplined capital allocation. We believe stronger commercial execution, operating performance and cash generation enhance RYAM’s value under any potential path.
Our second quarter results reflected continued progress against these priorities, including higher CS pricing and improved HPC operating income compared to the prior year quarter. We expect sequential improvement in the second half of 2026, although results may continue to be affected by customer inventory levels, demand conditions, commodity pricing, input cost inflation, logistics costs and geopolitical developments.
High Purity Cellulose
We expect second-half performance to benefit from continued execution of our CS leadership strategy and improved operating performance.
CS volumes are expected to remain below prior year levels, as certain customers continue to manage inventories and ordering patterns, particularly in acetate and ethers. Second-half volumes are expected to improve compared with the first half of the year and remain in line with our expectations.
The 21% year-over-year increase in CS pricing during the second quarter reflects the differentiated performance and value that our products deliver across the grades and end markets we serve. We expect CS pricing to remain significantly above prior-year levels through the second half, with full-year pricing aligned with our prior expectations.
Our commercial approach remains focused on sustaining the pricing progress achieved to date and recognizing the differentiated performance of our products. We are applying this approach with greater precision across products, markets and customer relationships, while pursuing volume and mix opportunities supported by market conditions. This approach is intended to reinforce our competitive positions, support long-term customer relationships and improve the quality and consistency of earnings.
CC volumes are expected to remain elevated as we optimize production and asset loading. Market pricing for fluff and viscose has stabilized, with modest improvement expected through the third quarter. Biomaterials results are expected to improve year over year, supported by improved feedstock availability and stable operating performance at Tartas.
Chemicals, logistics and other input costs remain subject to inflationary and geopolitical pressure. We have implemented commercial recovery actions on certain CS products where commercially and contractually appropriate. These actions, together with improving commodity pricing, are expected to partially mitigate current inflationary pressures.

Paperboard & High Yield Pulp
We expect second-half performance to benefit from tightening PBD industry operating rates, which should support firmer pricing, together with continued growth in higher-value folding packaging products, including freezer board and oil-and-grease-resistant grades. In HYP, the market remains structurally oversupplied and pricing remains challenged; however, we are progressing commercialization of softwood rolled pulp for absorbent-care applications, which should support improved mix and broader participation in differentiated end uses. Additionally, we are actively monitoring evolving trade dynamics, including the recently announced tariff on certain Canadian origin products, and have actionable mitigation plans in place.
Corporate & Other
We will continue to maintain disciplined control of discretionary spending and pursue structural efficiencies across the organization. Subject to variability in foreign exchange rates, incentive compensation and costs associated with the strategic review, Corporate & Other Adjusted EBITDA is expected to approximate $45 million in 2026, compared with $72 million in 2025.
Capital allocation
We remain focused on preserving liquidity and financial flexibility while supporting safe and reliable operations. Capital expenditures will continue to be prioritized toward essential maintenance, reliability and initiatives that support near-term cash generation and attractive risk-adjusted returns.
Cash generation and deleveraging remain important priorities. We will continue to actively manage working capital, capital spending and operating costs while maintaining appropriate liquidity and compliance with our debt covenants.
Results of Operations

	Three Months Ended		Six Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$376	$340	$695	$696
Cost of sales	(353)	(316)	(680)	(648)
Gross margin	23	24	15	48
Selling, general and administrative expense	(17)	(18)	(36)	(41)
Foreign exchange gain (loss)	1	(4)	2	(5)
Temiscaming HPC permanent idling charges	—	—	(41)	—
Asset impairment	(13)	—	(13)	—
Suspension charges	(1)	(1)	(1)	(1)
Other operating income (expense), net	—	(2)	2	(17)
Operating loss	(7)	(1)	(72)	(16)
Interest expense	(25)	(23)	(48)	(47)
Other income (expense), net	2	(2)	2	—
Loss from continuing operations before income tax	(30)	(26)	(118)	(63)
Income tax (expense) benefit	(2)	(339)	5	(334)
Equity in loss of equity method investment	(1)	(1)	(1)	(1)
Loss from continuing operations	(33)	(366)	(114)	(398)
Income from discontinued operations, net of tax	—	3	—	3
Net loss	(33)	(363)	(114)	(395)
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to RYAM	$(33)	$(363)	$(114)	$(395)

Gross margin %	6.1%	7.1%	2.2%	6.9%
Operating margin %	(1.9)%	(0.3)%	(10.4)%	(2.3)%
Effective tax rate	(7.4)%	(1,297)%	4.2%	(527)%

Net Sales

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
High Purity Cellulose	$301	$272	$564	$554
Paperboard & High Yield Pulp	75	68	131	142
Net sales	$376	$340	$695	$696
Net sales for the quarter ended June 27, 2026 increased $36 million, or 11%, compared to the same prior year quarter driven by a higher average sales price in CS and higher sales volumes in CC, PBD and HYP. These increases were partially offset by lower average sales prices in CC, PBD and HYP and lower sales volume in CS.
Net sales for the six months ended June 27, 2026 were flat compared to the same prior year period driven by a higher average sales price in CS and higher sales volumes in CC and PBD, partially offset by lower average sales prices in CC, PBD and HYP and lower sales volumes in CS and HYP.
See Operating Results by Segment below for further discussion.
Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
High Purity Cellulose	$29	$20	$(14)	$40
Paperboard & High Yield Pulp	(27)	(7)	(37)	(16)
Corporate & Other	(9)	(14)	(21)	(40)
Operating loss	$(7)	$(1)	$(72)	$(16)
Operating loss for the quarter ended June 27, 2026 increased $6 million, or 600%, compared to the same prior year quarter, driven by a non-cash HYP asset impairment of $13 million, the impact of the PBD & HYP planned maintenance outage and market-related downtime taken in the current quarter and higher chemicals and logistics costs. Partially offsetting these decreases were the increase in net sales, improved operating rates at the HPC plants, lower wood and other fixed costs and favorable foreign exchange rates.
Operating loss for the six months ended June 27, 2026 increased $56 million, or 350%, compared to the same prior year period, driven by non-cash HPC permanent idling charges of $41 million, the non-cash HYP asset impairment of $13 million, higher chemicals and logistics costs and the impact of the PBD & HYP planned maintenance outage and market-related downtime taken in the current period. Partially offsetting these decreases were improved operating rates at the HPC plants, lower wood, purchased pulp, energy and other fixed costs, prior year non-cash environmental reserves charges of $12 million, favorable foreign exchange rates and an insurance recovery of $5 million related to the 2024 Jesup plant fire.
See Operating Results by Segment below for further discussion. See also Note 2—Temiscaming Operations, Note 6—Accrued and Other Current Liabilities and Note 8—Environmental Liabilities to our Financial Statements for further details on the permanent idling charges and HYP asset impairment, insurance recovery and environmental reserves charges, respectively.
Non-Operating Income & Expense
Favorable foreign exchange rates during the quarter and six months ended June 27, 2026 compared to unfavorable rates in the same prior year periods resulted in favorable impacts of $2 million and $3 million, respectively.
Partially offsetting the foreign exchange rate impact in the six months-ended period was a $2 million increase in the quarterly fair value remeasurement of the SWEN put option. See Note 9—Fair Value Measurements to our Financial Statements for further details.

Income Taxes
The effective tax rates on the loss from continuing operations for the quarter and six months ended June 27, 2026 were an expense of 7.4% and a benefit of 4.2%, respectively. These rates differed from the federal statutory rate of 21% primarily due to changes in valuation allowances, different statutory tax rates in foreign jurisdictions and U.S. tax credits. Also driving the difference for the quarter was the foreign-derived income deduction.
The effective tax rates on the loss from continuing operations for the quarter and six months ended June 28, 2025 were not meaningful as a result of the full write-off of our Canadian DTAs (see Note 15—Income Taxes to our Financial Statements for further details). Also driving the differences between the effective tax rates and the federal statutory rate of 21% were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
Discontinued Operations
During the quarter and six months ended June 28, 2025, we recorded pre-tax income from discontinued operations of $4 million related to our remaining CEWS benefit claims deferred since 2021. See Note 3—Discontinued Operations to our Financial Statements for further details.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$301	$272	$564	$554
Operating income (loss)	$29	$20	$(14)	$40
Average sales price ($ per MT)
Total Cellulose	$1,380	$1,478	$1,300	$1,422
Cellulose Specialties	$2,193	$1,807	$2,123	$1,783
Cellulose Commodities	$815	$911	$792	$883
Sales volume (thousands of MTs)
Total Cellulose	210	175	415	370
Cellulose Specialties	86	111	158	221
Cellulose Commodities	124	64	257	149
Net Sales - Three Months Ended

	Three Months Ended June 28, 2025	Changes Attributable to:		Three Months Ended June 27, 2026
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$200	$33	$(45)	$188
Cellulose Commodities	58	(18)	61	101
Biomaterials and other	14	—	(2)	12
HPC net sales	$272	$15	$14	$301
Net sales of our High Purity Cellulose segment for the second quarter increased $29 million, or 11%, compared to the same prior year quarter, driven by:
•Cellulose sales volume increase of 20%, including a 94% increase in CC sales volume that was partially offset by a 23% decrease in CS sales volume.
–CC sales volume increased as our plants experienced higher operating rates compared to the prior quarter and also shifted to CC production in the current quarter due to lower orders for CS products.
–CS sales volume declined as we executed our CS leadership initiatives. Partially offsetting this decline was lower CS sales volume in the prior quarter as Chinese customers delayed orders due to the geopolitical uncertainty with Chinese and U.S. tariffs.

•Cellulose average sales price decrease of 7%, including an 11% decrease in CC average sales price that was partially offset by a 21% increase in CS average sales price.
–CS average sales price increase was driven by higher pricing of newly negotiated 2026 agreements.
–CC average sales price decline was due to softer global commodity pricing and product mix within the commodity portfolio.
Net Sales - Six Months Ended

	Six Months Ended June 28, 2025	Changes Attributable to:		Six Months Ended June 27, 2026
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$395	$53	$(112)	$336
Cellulose Commodities	131	(33)	105	203
Biomaterials and other	28	1	(4)	25
HPC net sales	$554	$21	$(11)	$564
Net sales of our High Purity Cellulose segment for the six months ended June 27, 2026 increased $10 million, or 2%, compared to the same prior year period, driven by:
•Cellulose sales volume increase of 12%, including a 72% increase in CC sales volume that was partially offset by a 29% decrease in CS sales volume.
–CC sales volume increased as our plants experienced higher operating rates compared to the prior period and also shifted to CC production in the current period due to lower orders for CS products.
–CS sales volume declined as we executed our CS leadership initiatives. Partially offsetting this decline was lower CS sales volume in the prior period as Chinese customers delayed orders due to the geopolitical uncertainty with Chinese and U.S. tariffs.
•Cellulose average sales price decrease of 9%, including a 10% decrease in CC average sales price that was partially offset by a 19% increase in CS average sales price.
–CS average sales price increase was driven by higher pricing of newly negotiated 2026 agreements.
–CC average sales price decline was due to softer global commodity pricing and product mix within the commodity portfolio.
Operating Income - Three Months Ended

	Three Months Ended June 28, 2025	Gross Margin Changes Attributable to:				Three Months Ended June 27, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
HPC operating income	$20	$15	$(8)	$—	$2	$29
Operating margin %	7.4%	4.8%	(3.3)%	—%	0.7%	9.6%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the second quarter increased $9 million, or 45%, compared to the same prior year quarter, driven by:
•Increase in CS average sales price.
•Lower wood costs.
•Lower fixed costs due to reduced discretionary spending.
•Improved operating rates.
These increases were partially offset by:
•Lower CS sales volumes and mix resulting from higher CC sales.
•Lower CC pricing and mix.
•Higher inflation of chemicals and logistics costs.

Operating Income (Loss) - Six Months Ended

	Six Months Ended June 28, 2025	Gross Margin Changes Attributable to:				Six Months Ended June 27, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
HPC operating income (loss)	$40	$21	$(36)	$(41)	$2	$(14)
Operating margin %	7.2%	3.4%	(6.2)%	(7.3)%	0.4%	(2.5)%

(a)Computed based on contribution margin.
Operating results of our High Purity Cellulose segment for the six months ended June 27, 2026 declined $54 million, or 135%, compared to the same prior year period, driven by:
•Non-cash permanent idling charges of $41 million in the current period as a result of the decision to permanently cease DWP production at the Temiscaming HPC plant.
•Lower CS sales volumes and mix resulting from higher CC sales.
•Lower CC pricing and mix.
•Higher inflation of chemicals and logistics costs.
These decreases were partially offset by:
•Increase in CS average sales price.
•Lower wood costs.
•Lower energy costs, driven by a $3 million higher benefit from sales of excess emission allowances and certificates of energy savings associated with Tartas operations in the current period compared to the prior period.
•Lower fixed costs due to reduced discretionary spending.
•Improved operating rates.
•Insurance recovery of $5 million related to the 2024 Jesup plant fire.
Paperboard & High Yield Pulp

	Three Months Ended		Six Months Ended
(in millions, unless otherwise stated)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$75	$68	$131	$142
Operating loss	$(27)	$(7)	$(37)	$(16)
Average sales price ($ per MT)
PBD & HYP	$800	$885	$834	$877
Paperboard	$1,229	$1,346	$1,213	$1,333
High Yield Pulp	$487	$509	$493	$514
Sales volume (thousands of MTs)
PBD & HYP	93	76	157	162
Paperboard	39	34	74	72
High Yield Pulp	54	42	83	90

Net Sales - Three Months Ended

	Three Months Ended June 28, 2025	Changes Attributable to:		Three Months Ended June 27, 2026
(in millions)		Price	Volume/Mix
Paperboard	$47	$(5)	$6	$48
High Yield Pulp	21	(1)	7	27
PBD & HYP net sales	$68	$(6)	$13	$75
Net sales of our Paperboard & High Yield Pulp segment for the second quarter increased $7 million, or 10%, compared to the same prior year quarter, driven by:
•Total sales volume increase of 22%, including 15% and 29% increases for PBD and HYP, respectively, due to:
–Higher sales of folding packaging PBD grades due to increased focus on this market segment.
–Higher HYP sales due to the timing of Q1 shipments, primarily related to delayed orders to Indonesia.
These increases were partially offset by:
•Total average sales price decrease of 10%, including 9% and 4% decreases for PBD and HYP, respectively, driven by:
–Increased competitive activity in PBD due to the startup of new U.S. capacity in mid-year 2025.
–Continued oversupply of domestic HYP in Asia.
–Weaker demand for paper and packaging materials due to global economic uncertainty.
Net Sales - Six Months Ended

	Six Months Ended June 28, 2025	Changes Attributable to:		Six Months Ended June 27, 2026
(in millions)		Price	Volume/Mix
Paperboard	$96	$(9)	$3	$90
High Yield Pulp	46	(2)	(3)	41
PBD & HYP net sales	$142	$(11)	$—	$131
Net sales of our Paperboard & High Yield Pulp segment for the six months ended June 27, 2026 decreased $11 million, or 8%, compared to the same prior year period, driven by:
•Total average sales price decrease of 5%, including 9% and 4% decreases for PBD and HYP, respectively.
•Total sales volume decrease of 3%, including an 8% decrease for HYP that was partially offset by a 3% increase for PBD.
These decreases were driven by:
•Increased competitive activity in PBD due to the startup of new U.S. capacity in mid-year 2025.
•Continued oversupply of domestic HYP in Asia.
•Weaker demand for paper and packaging materials due to global economic uncertainty.
Partially offsetting these decreases were higher sales of folding packaging PBD grades due to increased focus on this market segment.
Operating Loss - Three Months Ended

	Three Months Ended June 28, 2025	Gross Margin Changes Attributable to:				Three Months Ended June 27, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
PBD & HYP operating loss	$(7)	$(6)	$4	$(6)	$(12)	$(27)
Operating margin %	(10.3)%	(10.7)%	9.0%	(8.0)%	(16.0)%	(36.0)%

(a)Computed based on contribution margin.

Operating loss of our Paperboard & High Yield Pulp segment for the second quarter increased $20 million, or 286%, compared to the same prior year quarter, driven by:
•HYP non-cash asset impairment of $13 million in the current quarter.
•Decreases in average sales prices discussed above.
•Impacts of the planned maintenance outage and market-related downtime taken in the current quarter.
Partially offsetting these decreases were the increases in sales volumes discussed above.
Operating Loss - Six Months Ended

	Six Months Ended June 28, 2025	Gross Margin Changes Attributable to:				Six Months Ended June 27, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
PBD & HYP operating loss	$(16)	$(11)	$—	$—	$(10)	$(37)
Operating margin %	(11.3)%	(9.3)%	—%	—%	(7.6)%	(28.2)%

(a)Computed based on contribution margin.
Operating loss of our Paperboard & High Yield Pulp segment for the six months ended June 27, 2026 increased $21 million, or 131%, compared to the same prior year period, driven by:
•HYP non-cash asset impairment of $13 million.
•Decreases in average sales prices discussed above.
•Impacts of the planned maintenance outage and market-related downtime taken in the current period.
•Increase in logistics costs due to higher ocean freight rates for shipments to Asia as a result of the current geopolitical environment.
•Higher wood costs.
Partially offsetting these decreases were:
•Lower energy costs due to higher offsetting electricity production and sales.
•Lower purchased pulp costs.
Corporate & Other

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating loss	$(9)	$(14)	$(21)	$(40)
The Corporate & Other operating loss for the second quarter improved $5 million, or 36%, compared to the same prior year quarter, driven by favorable foreign exchange rates in the current quarter compared to unfavorable rates in the prior quarter, partially offset by higher variable compensation costs.
The Corporate & Other operating loss for the six months ended June 27, 2026 improved $19 million, or 48%, compared to the same prior year period, driven by lower environmental remediation expense due to the $12 million charge incurred in the prior period and favorable foreign exchange rates in the current period compared to unfavorable rates in the prior period.
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
Our global liquidity as of June 27, 2026 was $145 million and is summarized with our capital resources below:

(in millions, except ratios)	June 27, 2026	December 31, 2025
Cash and cash equivalents	$57	$75
Availability under ABL Credit Facility(a)(b)	$76	$72
Availability under short-term factoring facility(b)	$12	$10
Total debt(b)	$775	$779
Stockholders’ equity	$195	$317
Total capitalization (total debt plus stockholders’ equity)	$970	$1,096
Debt to capital ratio	80%	71%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At June 27, 2026, we had $175 million of gross availability and net available borrowings of $76 million after taking into account the facility’s quarter end balance of $36 million, outstanding letters of credit of $37 million and required availability of $26 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)See Note 7—Debt and Finance Leases to our Financial Statements for further information.
As of June 27, 2026, we were in compliance with all financial and other covenants under our debt agreements.
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
BioNova Term Loan
In 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. Drawdowns may be made through November 2026 and are restricted to capital expenditures and development activities related to the BioNova platform. As of June 27, 2026, no borrowings were outstanding under the BioNova Term Loan. We may evaluate alternatives with respect to the facility if it is not utilized prior to the end of the availability period and arrange for an amendment of the credit agreement.
Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, electricity and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to the purchase obligations presented in our 2025 Form 10-K during the six months ended June 27, 2026.

Cash Flows

	Six Months Ended
(in millions)	June 27, 2026	June 28, 2025
Cash flows provided by (used in):
Operating activities	$37	$10
Investing activities	$(45)	$(75)
Financing activities	$(9)	$1
Cash provided by operating activities increased $27 million compared to the prior year period driven by higher working capital inflows, lower payout on our short-term incentive plan in 2026 compared to 2025 and lower interest paid on long-term debt due to the timing of payments.
Cash used in investing activities decreased $30 million compared to the prior year period due to lower custodial and strategic capital spend, as well as current year proceeds from our insurance claim related to the 2024 fire at our Jesup plant.
Cash outflows from financing activities increased $10 million compared to the prior year period primarily due to net repayments of short- and long-term debt in the current period, inclusive of the $20 million net proceeds received for the sale-leaseback transaction, compared to net borrowings in the prior period, partially offset by lower repurchases of common stock to satisfy tax withholding requirements related to stock-based compensation.
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
We do not provide a reconciliation of forward-looking Adjusted EBITDA to its most directly comparable GAAP financial measure due to the inherent difficulty in forecasting and quantifying certain amounts that are necessary for such reconciliations. These amounts may be material and could result in the projected GAAP financial measure being materially different than the projected non-GAAP measure. As such, a reconciliation for our forward-looking non-GAAP financial measure is not available without unreasonable effort.

EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for items that management believes are not representative of our core operations.
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations by segment, as follows:

	Three Months Ended June 27, 2026
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$29	$(27)	$(35)	$(33)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	29	(27)	(35)	(33)
Depreciation and amortization	27	4	1	32
Interest expense, net	—	—	25	25
Income tax expense	—	—	2	2
EBITDA-continuing operations attributable to RYAM	56	(23)	(7)	26
Asset impairment	—	13	—	13
Suspension charges	1	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$57	$(10)	$(7)	$40

	Three Months Ended June 28, 2025
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$20	$(8)	$(378)	$(366)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	20	(8)	(378)	(366)
Depreciation and amortization	24	6	1	31
Interest expense, net	—	—	23	23
Income tax expense	—	—	339	339
EBITDA-continuing operations attributable to RYAM	44	(2)	(15)	27
Suspension charges	1	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$45	$(2)	$(15)	$28

	Six Months Ended June 27, 2026
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Loss from continuing operations	$(16)	$(36)	$(62)	$(114)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—
Loss from continuing operations attributable to RYAM	(16)	(36)	(62)	(114)
Depreciation and amortization	55	8	2	65
Temiscaming HPC permanent idling charges - accelerated depreciation	35	—	—	35
Interest expense, net	—	—	47	47
Income tax benefit	—	—	(5)	(5)
EBITDA-continuing operations attributable to RYAM	74	(28)	(18)	28
Asset impairment	—	13	—	13
Temiscaming HPC permanent idling charges - other asset adjustments	6	—	—	6
Suspension charges	1	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$81	$(15)	$(18)	$48

	Six Months Ended June 28, 2025
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$40	$(16)	$(422)	$(398)
Income from continuing operations attributable to redeemable noncontrolling interest	—	—	—	—
Income (loss) from continuing operations attributable to RYAM	40	(16)	(422)	(398)
Depreciation and amortization	50	12	—	62
Interest expense, net	—	—	46	46
Income tax expense	—	—	334	334
EBITDA-continuing operations attributable to RYAM	90	(4)	(42)	44
Suspension charges	1	—	—	1
Adjusted EBITDA-continuing operations attributable to RYAM	$91	$(4)	$(42)	$45
Adjusted Free Cash Flow
Adjusted Free Cash Flow is a non-GAAP financial measure of cash generated during a period that is available for debt reduction, acquisitions and repurchases of our common stock. Beginning in the fourth quarter of 2025, Adjusted Free Cash Flow is defined as cash provided by operating activities less capital expenditures, net of proceeds from the sale of property, plant and equipment and insurance claims. Adjusted Free Cash Flow for the six months ended June 28, 2025 has been recalculated according to this new definition.
Cash provided by operating activities is reconciled to Adjusted Free Cash Flow as follows:

	Six Months Ended
(in millions)	June 27, 2026	June 28, 2025
Cash provided by operating activities	$37	$10
Capital expenditures, net(a)	(45)	(75)
Adjusted Free Cash Flow	$(8)	$(65)

(a)Net of proceeds from the sale of property, plant and equipment and insurance claims. Included in capital expenditures, net were strategic capital expenditures of $9 million and $13 million for the six months ended June 27, 2026 and June 28, 2025, respectively.
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
Variable Interest Rates
At June 27, 2026 and December 31, 2025, we had $728 million and $748 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical 1% change in interest rates would result in a $7 million annual change in interest expense.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 27, 2026.
Internal Control over Financial Reporting
For the quarter ended June 27, 2026, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes our purchases of RYAM common stock during the quarter ended June 27, 2026:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
March 29 to May 2	—	$—	—	$60,294,000
May 3 to May 30	12,587	$9.03	—	$60,294,000
May 31 to June 27	11,141	$9.50	—	$60,294,000
Total	23,728		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of June 27, 2026, the remaining unused authorization under our share buyback program was $60 million.
Item 5. Other Information
During the quarter ended June 27, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Rayonier Advanced Materials Inc., as amended	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 6, 2025
3.2	Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Rayonier Advanced Materials Inc., filed with the Secretary of State of the State of Delaware and effective August 10, 2016	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 10, 2016
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2022
3.4	Amended and Restated Bylaws of Rayonier Advanced Materials Inc., effective October 19, 2022	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 19, 2022
10.1	Letter Agreement, dated June 17, 2026, between Rayonier Advanced Materials Inc. and Daniel M. Krawczyk	Filed herewith
10.2	Inducement Leveraged Performance Unit Award Agreement effective as of June 23, 2026 between Rayonier Advanced Materials Inc. and Daniel Krawczyk	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed on June 23, 2026
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T	Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101) pursuant to Rule 406 of Regulation S-T	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rayonier Advanced Materials Inc.

By:	/s/ MARCUS J. MOELTNER
Marcus J. Moeltner Chief Financial Officer and Senior Vice President, Finance and Treasurer (Principal Financial Officer)

Date: August 5, 2026