Form 10-Q
period 2026-09-26
RAYONIER ADVANCED MATERIALS INC.
filed 2026-11-04
CIK 1597672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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

The registrant had 67,644,208 shares of common stock outstanding as of November 2, 2026.

Glossary
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2025 Form 10-K	RYAM Annual Report on Form 10-K for the year ended December 31, 2025
2029 Term Loan	$700 million original aggregate principal amount of variable rate term loan entered into October 2024, maturing October 2029
ABL Credit Facility	$175 million 5-year senior secured asset-based revolving credit facility, as amended, maturing November 2029
AGE	Altamaha Green Energy LLC
Anomera	Anomera, Inc.
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BioNova	RYAM BioNova S.A.S., a French simplified joint-stock company and a RYAM subsidiary in which SWEN holds a redeemable noncontrolling interest
BioNova Term Loan	€37 million aggregate principal amount of variable rate term loans entered into November 2024, maturing November 2031 and November 2032
CAD	Canadian dollar
CC	Cellulose commodities
CEO	Chief Executive Officer
CEWS	Canada Emergency Wage Subsidy
CNC	Cellulose nanocrystal
CODM	Chief Operating Decision Maker
CS	Cellulose specialties
DTA	Deferred tax asset
DWP	Dissolving wood pulp
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERP	Enterprise Resource Planning
eSAF	Electrofuel sustainable aviation fuel
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	United States generally accepted accounting principles
Georgia EPD	Georgia Environmental Protection Division
HPC	High Purity Cellulose, one of RYAM’s two reportable segments
HYP	High Yield Pulp
LPU	Leveraged performance unit
LTF	LignoTech Florida LLC
MT	Metric ton
MW	Megawatt
OPEB	Other post-employment benefits
PBD	Paperboard
PBD & HYP	Paperboard & High Yield Pulp, one of RYAM’s two reportable segments
RCRA	Resource Conservation and Recovery Act
ReSTart	Renewable e-SAF Tartas
ROU	Right-of-use
RYAM, the Company, our, we, us	Rayonier Advanced Materials Inc. and its consolidated subsidiaries
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expense

SWEN	SWEN Impact Fund for Transition 3
TSR	Total shareholder return
U.S.	United States of America
USDOC	United States Department of Commerce
USITC	United States International Trade Commission
USW	United Steel Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO
Washington DOE	Washington Department of Ecology
Washington MTCA	Washington Model Toxics Control Act

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$382,513	$352,837	$1,077,720	$1,048,852
Cost of sales	(344,534)	(318,766)	(1,024,389)	(967,086)
Cost of sales - Temiscaming inventory and other asset impairment (Note 2)	(23,098)	—	(23,098)	—
Gross margin	14,881	34,071	30,233	81,766
Selling, general and administrative expense	(20,162)	(23,655)	(56,571)	(64,879)
Foreign exchange gain (loss)	(119)	1,225	2,260	(3,596)
Temiscaming HPC permanent idling charges (Note 2)	—	—	(40,883)	—
Asset impairment (Note 2)	(188,995)	—	(202,032)	—
Suspension charges (Note 2)	48	200	(907)	(434)
Environmental remediation expense (Note 8)	(1,782)	(1,832)	(4,888)	(16,291)
Other operating income (expense), net	(147)	(271)	4,854	(3,260)
Operating income (loss)	(196,276)	9,738	(267,934)	(6,694)
Interest expense	(24,731)	(24,765)	(72,559)	(72,062)
Components of pension and OPEB, excluding service costs (Note 14)	1,074	673	3,229	1,978
Impairment of Anomera loan receivable (Note 9)	(7,704)	—	(7,704)	—
Other income (expense), net	2,160	(54)	1,071	(962)
Loss from continuing operations before income tax	(225,477)	(14,408)	(343,897)	(77,740)
Income tax (expense) benefit (Note 15)	(1,961)	10,373	3,013	(323,237)
Equity in loss of equity method investments	(1,289)	(391)	(2,067)	(1,250)
Loss from continuing operations	(228,727)	(4,426)	(342,951)	(402,227)
Income from discontinued operations, net of tax (Note 3)	—	—	—	2,670
Net loss	(228,727)	(4,426)	(342,951)	(399,557)
Net income attributable to redeemable noncontrolling interest (Note 10)	1,044	28	1,245	64
Net loss attributable to RYAM	$(229,771)	$(4,454)	$(344,196)	$(399,621)

Basic and Diluted earnings per common share (Note 12)
Loss from continuing operations	$(3.40)	$(0.07)	$(5.13)	$(6.05)
Income from discontinued operations	—	—	—	0.04
Net loss	$(3.40)	$(0.07)	$(5.13)	$(6.01)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net loss	$(228,727)	$(4,426)	$(342,951)	$(399,557)
Other comprehensive income (loss), net of tax (Note 11):
Foreign currency translation adjustment	1	(629)	(5,618)	23,760
Unrealized loss on derivative instruments	20	40	67	101
Net loss on employee benefit plans	(145)	(54)	(435)	(252)
Total other comprehensive income (loss)	(124)	(643)	(5,986)	23,609
Comprehensive loss	(228,851)	(5,069)	(348,937)	(375,948)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	1,035	(6)	893	1,357
Comprehensive loss attributable to RYAM	$(229,886)	$(5,063)	$(349,830)	$(377,305)
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 26, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$61,139	$75,393
Accounts receivable, net (Note 4)	216,140	193,306
Inventory (Note 5)	180,071	237,969
Prepaid and other current assets	52,104	61,715
Total current assets	509,454	568,383

Property, plant and equipment (net of accumulated depreciation of $2,255,655 and $1,994,671, respectively)	772,172	1,014,614
Deferred tax assets	20,804	24,026
Intangible assets, net	—	3,931
Other assets	105,060	147,401
Total assets	$1,407,490	$1,758,355

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$199,967	$190,450
Accrued and other current liabilities (Note 6)	153,864	138,580
Debt due within one year (Note 7)	33,897	20,909
Current environmental liabilities (Note 8)	10,432	10,438
Total current liabilities	398,160	360,377

Long-term debt (Note 7)	737,436	758,109
Non-current environmental liabilities (Note 8)	173,324	173,444
Pension and other postretirement benefits (Note 14)	74,747	78,838
Deferred tax liabilities	4,726	12,722
Other liabilities	39,979	46,943

Redeemable noncontrolling interest (Note 10)	13,699	11,366

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock: 140,000,000 shares authorized at $0.01 par value, 67,644,208 and 67,005,593 issued and outstanding, respectively	676	670
Additional paid-in capital	428,243	427,764
Accumulated deficit	(434,543)	(88,907)
Accumulated other comprehensive loss (Note 11)	(28,957)	(22,971)
Total stockholders’ equity (deficit)	(34,581)	316,556
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,407,490	$1,758,355
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Three months ended September 26, 2026
Balance at June 27, 2026	67,634,382	$676	$427,192	$(204,281)	$(28,833)	$194,754
Net loss attributable to RYAM	—	—	—	(229,771)	—	(229,771)
Other comprehensive loss, net of tax	—	—	—	—	(124)	(124)
Issuance of common stock under incentive stock plans	16,202	—	—	—	—	—
Stock-based compensation	—	—	1,089	—	—	1,089
Repurchase of common stock(a)	(6,376)	—	(38)	—	—	(38)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(491)	—	(491)
Balance at September 26, 2026	67,644,208	$676	$428,243	$(434,543)	$(28,957)	$(34,581)

Three months ended September 27, 2025
Balance at June 28, 2025	67,000,882	$670	$425,530	$(62,465)	$(21,417)	$342,318
Net loss attributable to RYAM	—	—	—	(4,454)	—	(4,454)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)
Stock-based compensation	—	—	1,448	—	—	1,448
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(455)	—	(455)
Balance at September 27, 2025	67,000,882	$670	$426,978	$(67,374)	$(22,060)	$338,214

Nine months ended September 26, 2026
Balance at December 31, 2025	67,005,593	$670	$427,764	$(88,907)	$(22,971)	$316,556
Net loss attributable to RYAM	—	—	—	(344,196)	—	(344,196)
Other comprehensive loss, net of tax	—	—	—	—	(5,986)	(5,986)
Issuance of common stock under incentive stock plans	873,981	8	(8)	—	—	—
Stock-based compensation	—	—	2,668	—	—	2,668
Repurchase of common stock(a)	(235,366)	(2)	(2,181)	—	—	(2,183)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(1,440)	—	(1,440)
Balance at September 26, 2026	67,644,208	$676	$428,243	$(434,543)	$(28,957)	$(34,581)

Nine months ended September 27, 2025
Balance at December 31, 2024	65,966,881	$660	$425,303	$333,591	$(45,669)	$713,885
Net loss attributable to RYAM	—	—	—	(399,621)	—	(399,621)
Other comprehensive income, net of tax	—	—	—	—	23,609	23,609
Issuance of common stock under incentive stock plans	1,450,938	14	(14)	—	—	—
Stock-based compensation	—	—	4,703	—	—	4,703
Repurchase of common stock(a)	(416,937)	(4)	(3,014)	—	—	(3,018)
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(1,344)	—	(1,344)
Balance at September 27, 2025	67,000,882	$670	$426,978	$(67,374)	$(22,060)	$338,214

(a)Repurchased to satisfy tax withholding requirements related to the issuance of stock under the Company’s incentive stock plans.
See Notes to Condensed Consolidated Financial Statements.

Rayonier Advanced Materials Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Operating activities
Net loss	$(342,951)	$(399,557)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from discontinued operations	—	(2,670)
Depreciation and amortization	98,665	95,585
Temiscaming HPC permanent idling charges - accelerated depreciation	34,494	—
Temiscaming HPC permanent idling charges - other asset adjustments	6,389	—
Asset and investment impairments	233,777	—
Stock-based compensation expense	2,668	4,703
Deferred income tax expense (benefit)	(4,382)	322,608
Increase in environmental liabilities	4,830	16,179
Change in fair value of put option liability	848	1,756
Net periodic benefit cost of pension and other postretirement plans	(225)	1,903
Unrealized (gain) loss on foreign currency	(2,133)	3,093
Loss on disposal of property, plant and equipment	126	797
Gain on insurance recoveries	(8,000)	—
Other	7,252	6,277
Changes in operating assets and liabilities:
Accounts receivable	(23,882)	35,886
Inventory	41,486	(38,924)
Accounts payable	17,825	(9,456)
Accrued and other current liabilities	23,081	(12,939)
Other	(19,119)	(28,203)
Contributions to pension and other postretirement plans	(5,120)	(5,387)
Cash provided by (used in) operating activities	65,629	(8,349)

Investing activities
Capital expenditures, net of proceeds from sale of property, plant and equipment	(66,066)	(98,673)
Insurance recoveries on property damage	2,000	3,500
Investment in equity method investment	—	(2,000)
Cash used in investing activities	(64,066)	(97,173)

Financing activities
Borrowings of long-term debt	545,958	428,350
Repayments of long-term debt	(554,363)	(378,532)
Other financing, net	(3,367)	833
Debt issuance costs	(387)	(197)
Repurchase of common stock	(2,183)	(3,018)
Cash provided by (used in) financing activities	(14,342)	47,436

Net decrease in cash and cash equivalents	(12,779)	(58,086)
Net effect of foreign exchange on cash and cash equivalents	(1,475)	9,894
Balance, beginning of period	75,393	125,222
Balance, end of period	$61,139	$77,030

Supplemental cash flow information:
Interest paid	$(44,890)	$(55,797)
Income taxes paid, net	$(338)	$(454)
Capital assets purchased on account	$21,808	$23,603
Operating lease ROU assets obtained in exchange for lease liabilities	$1,509	$2,051
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
Basis of Presentation
The Financial Statements and notes thereto have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, the Financial Statements and notes reflect all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The December 31, 2025 consolidated balance sheet was derived from audited annual financial statements but does not contain all the footnote disclosures from the audited annual financial statements. These Financial Statements and notes should be read in conjunction with the consolidated financial statements and supplementary data included in the Company’s 2025 Form 10-K. Certain amounts in prior periods have been reclassified to conform with the current period presentation. Additionally, the Company began a prospective reclass in 2026 of electricity sales from “net sales” to “cost of sales” in its consolidated statements of operations.
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
Subsequent Events
Altamaha Green Energy LLC
As announced on September 30, 2026, AGE began construction on a 70 MW biomass cogeneration project situated adjacent to the Company’s Jesup facility. The AGE facility will produce and sell green electricity to Georgia Power Company under a previously executed power purchase agreement. Through its land and prior investments in the project, the Company holds a 14% equity interest in AGE, with the option to purchase additional equity interests for total ownership of up to 16%. With the project now moving forward, expense of $1 million incurred during the fourth quarter of 2025 will be recovered in the fourth quarter of 2026. Additional expense incurred related to this project is expected to be immaterial.

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
The following table presents the accrued liability balance activity related to the suspension during the nine months ended September 26, 2026:

	Mothballing Costs	Severance and Other Employee Costs	Total
Balance at December 31, 2025	$—	$670	$670
Charges incurred	802	105	907
Payments	(802)	(624)	(1,426)
Balance at September 26, 2026	$—	$151	$151
The following table presents total suspension charges incurred by cost type:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Mothballing costs	$—	$70	$802	$789
Severance and other employee costs	(48)	(270)	105	(355)
Suspension charges	$(48)	$(200)	$907	$434
These charges were recorded to the High Purity Cellulose segment in “suspension charges” in the condensed consolidated statements of operations.
Paperboard & High Yield Pulp Operations
In the second quarter of 2026, the Company recognized a non-cash asset impairment of $13 million, as it was determined that the HYP plant asset group’s net carrying value exceeded its estimated fair value as a result of reduced cash flow projections, driven by weakened market conditions. This impairment was recorded to the PBD & HYP segment in “asset impairment” in the condensed consolidated statements of operations.
In the third quarter of 2026, the Company recognized non-cash asset impairments of $212 million after determining that the net carrying value of the Temiscaming plant assets exceeded their estimated fair value as a result of reduced cash flow projections, driven by a 50% U.S. tariff imposed in August on Canadian paperboard. The impairments were recognized as follows in the condensed consolidated statements of operations:
•$187 million in “asset impairment” in the PBD & HYP segment;
•$23 million in “cost of sales - Temiscaming inventory and other asset impairment” in the PBD & HYP segment; and
•$2 million in “asset impairment” to Corporate & Other.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The new tariffs rendered continued PBD and HYP production uneconomic and operations were economically idled on October 3, 2026. All site operations have been halted, with the exception of the wastewater treatment plant and biomass boiler, which continue to operate. The duration of the idling cannot currently be estimated.
See Note 9—Fair Value Measurements for further information.
3. DISCONTINUED OPERATIONS
In August 2021, the Company completed the sale of its lumber and newsprint facilities and certain related assets located in Canada. During the nine months ended September 27, 2025, the Company recognized $4 million of pre-tax income related to its remaining CEWS benefit claims deferred since 2021.

	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Other operating income	$—	$3,632
Operating income	—	3,632
Income from discontinued operations before income tax	—	3,632
Income tax expense	—	(962)
Income from discontinued operations, net of tax	$—	$2,670
4. ACCOUNTS RECEIVABLE, NET

	September 26, 2026	December 31, 2025
Accounts receivable, trade	$197,731	$169,239
Accounts receivable, other(a)	20,199	24,938
Allowance for credit loss	(1,790)	(871)
Accounts receivable, net	$216,140	$193,306

(a)Consists primarily of value-added/consumption taxes, grants receivable and accrued billings due from government agencies.
5. INVENTORY

	September 26, 2026	December 31, 2025
Finished goods	$142,202	$179,729
Work-in-progress	3,160	7,038
Raw materials	31,455	44,939
Manufacturing and maintenance supplies	3,254	6,263
Inventory	$180,071	$237,969

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
6. ACCRUED AND OTHER CURRENT LIABILITIES

	September 26, 2026	December 31, 2025
Accrued customer incentives	$39,467	$43,260
Accrued employee compensation	35,156	30,770
Accrued interest	19,897	690
Accrued income taxes	3,891	4,342
Accrued property and other taxes	6,957	1,754
Deferred revenue and other income(a)	2,642	10,359
Other current liabilities(b)	45,854	47,405
Accrued and other current liabilities	$153,864	$138,580

(a)Included at December 31, 2025 was a prepayment balance of $5 million for the Company’s insurance claim related to the fire that occurred at the Jesup plant in October 2024. The claim was fully settled during the third quarter of 2026 and included recoveries for (i) emergency repairs required to return the plant to operating status, (ii) long-term repair work to implement permanent fixes for the emergency repairs and (iii) lost profits due to business interruption. The final agreed loss measurement totaled $23 million, consisting of $14 million of property damage costs and $9 million of business interruption losses. The Company received total claim proceeds of $8 million, the amount in excess of the $15 million combined deductible, including $3 million in the first quarter of 2026. During the quarter and nine months ended September 26, 2026, the Company recognized $3 million and $8 million, respectively, in “other operating income (expense), net” of the High Purity Cellulose segment in the condensed consolidated statements of operations.
(b)Included at September 26, 2026 and December 31, 2025 were $18 million and $19 million, respectively, of energy-related payables associated with Tartas facility operations.
7. DEBT AND FINANCE LEASES

	September 26, 2026	December 31, 2025
ABL Credit Facility due November 2029: $66 million net availability and weighted average interest rate of 6.6% at September 26, 2026(a)	$33,350	$50,000
2029 Term Loan due October 2029: interest rate of 11.2% at September 26, 2026	689,500	693,000
5.50% CAD-based term loan due April 2028	18,319	18,923
BioNova debt(b)	18,276	20,578
Asset financing obligation	15,365	—
Other loans(c)	29,591	32,019
Short-term factoring facility	1,403	4,801
Finance lease obligation	85	456
Total principal payments due	805,889	819,777
Less: unamortized premium, discount and issuance costs	(34,556)	(40,759)
Total debt	$771,333	$779,018

Debt due within one year	$33,897	$20,909
Long-term debt	$737,436	$758,109

(a)At September 26, 2026, the Company had $160 million of gross availability and net available borrowings of $66 million after taking into account the facility’s quarter end balance of $33 million, outstanding letters of credit of $37 million and required availability of $24 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)Consists of green loans associated with the France bioethanol plant, part of the net assets contributed by the Company to its subsidiary, BioNova.
(c)Primarily consist of loans for energy projects in France.
As of September 26, 2026, there were no borrowings outstanding under the BioNova Term Loan.
As of September 26, 2026, the Company was in compliance with all covenants under its debt agreements.

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
8. ENVIRONMENTAL LIABILITIES
The Company’s environmental liabilities balance changed as follows during the nine months ended September 26, 2026:

Balance at December 31, 2025	$183,882
Increase to liability	4,830
Payments	(4,714)
Foreign currency adjustments	(242)
Balance at September 26, 2026	$183,756

Current environmental liabilities	$10,432
Non-current environmental liabilities	$173,324
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
Other
In addition to the estimated liabilities for the above remediation sites, the Company is subject to the risk of reasonably possible additional liabilities in excess of the established liabilities due to potential changes in circumstances and future events, including, without limitation, changes to current laws and regulations; changes in governmental agency personnel, direction, philosophy or enforcement policies; developments in remediation technologies; increases in the cost of remediation, operation, maintenance and monitoring of its environmental liability sites; changes in the volume, nature or extent of contamination to be remediated or monitoring to be undertaken; the outcome of negotiations with governmental agencies or non-governmental parties; and changes in accounting rules or interpretations. Based on information available as of September 26, 2026, the Company estimates this exposure could range up to approximately $84 million. However, no assurances can be given that this amount will not be exceeded given the factors described above. These potential additional costs are attributable to several sites and other applicable liabilities. This estimate excludes liabilities that would otherwise be considered reasonably possible but for the fact that they are not currently estimable, primarily due to the factors discussed above.

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
SWEN’s put option is remeasured at the end of each reporting period. The fair value of the put option is estimated using a Monte Carlo simulation model, which is a Level 3 measurement, with changes in fair value recorded in “other income (expense), net” in the condensed consolidated statements of operations. The SWEN put option’s liability balance and activity were as follows:

	Financial Statement Line Item	Three Months Ended
		September 26, 2026	September 27, 2025
Balance, beginning of period	Other liabilities	$12,679	$5,798
Fair value measurement adjustment	Other income (expense), net	(2,086)	704
Foreign currency translation adjustment	Foreign currency translation adjustment	27	(20)
Balance, end of period	Other liabilities	$10,620	$6,482

	Financial Statement Line Item	Nine Months Ended
		September 26, 2026	September 27, 2025
Balance, beginning of period	Other liabilities	$10,083	$4,196
Fair value measurement adjustment	Other income (expense), net	848	1,756
Foreign currency translation adjustment	Foreign currency translation adjustment	(311)	530
Balance, end of period	Other liabilities	$10,620	$6,482
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

	September 26, 2026	December 31, 2025
Free cash flow to equity volatility(a)	58.0%	54.0%
Weighted average cost of capital	14.0%	13.3%
Risk-free interest rate	Term structure of U.S. Treasury and Euro Government Bond securities	Term structure of U.S. Treasury and Euro Government Bond securities

(a)Based on a peer group of companies in the same or a similar industry.
See Note 10—Redeemable Noncontrolling Interest for further information on the SWEN put option.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Assets Measured at Fair Value on a Nonrecurring Basis
Paperboard & High Yield Pulp Operations
In the second quarter of 2026, the Company recognized a $13 million non-cash impairment after determining that the HYP plant asset group’s net carrying value exceeded its estimated fair value. In the third quarter of 2026, the Company recognized non-cash impairments of $212 million after determining that the net carrying value of the PBD & HYP plant asset group exceeded its estimated fair value. Determining the fair value of an asset group is judgmental in nature and involves the use of significant estimates and assumptions. In each impairment, the fair value of the plant asset group was determined using discounted cash flows under the income approach from the perspective of a market participant assuming the highest and best use of the asset group. Discounted cash flows were estimated using key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate, which are Level 3 measurements.
See Note 2—Temiscaming Operations for further information on these impairments.
Anomera
The Company is an investor in Anomera, a manufacturer of CNC, a patented, biodegradable product with uses in the cosmetics industry and various other industrial applications. During the third quarter of 2026, Anomera initiated a sale and investment solicitation process that was unsuccessful in obtaining additional funding for future operations. As the Company no longer intends to fund Anomera’s cash flow shortfalls, the failure to obtain additional funding triggered an assessment of the carrying value of RYAM’s investment in Anomera and its associated loan receivable. The assessment determined that the carrying value of the investment exceeded its estimated fair value, resulting in non-cash impairments of $9 million, including the write-off of the loan receivable, which were recorded to Corporate & Other in the condensed consolidated statements of operations as follows:
•$1 million to “equity in loss of equity method investments” and
•$8 million to “impairment of Anomera loan receivable.”
Determining the fair value of an investment is judgmental in nature and involves the use of significant estimates and assumptions. The fair value of RYAM’s investment in Anomera was determined using discounted cash flows under the income approach from the perspective of a market participant assuming the highest and best use of the investment. Discounted cash flows were estimated using key assumptions regarding production levels, price levels, profit margins, capital expenditures and discount rate, which are Level 3 measurements.
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
The fair value of the Company’s fixed rate debt is estimated using quoted market prices for debt with similar terms and maturities, which are Level 2 inputs, and was as follows:

	September 26, 2026	December 31, 2025
Carrying amount of fixed rate debt(a)	$64,755	$71,679
Fair value of fixed rate debt	$65,433	$73,426

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The value of SWEN’s redeemable noncontrolling interest is reflected in temporary equity and is accreted to its estimated redemption value at each period end using the interest method. The following table presents the redeemable noncontrolling interest balance and activity:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance, beginning of period	$12,173	$12,755	$11,366	$10,503
Adjustment to redemption value	491	455	1,440	1,344
Net income attributable to redeemable noncontrolling interest	1,044	28	1,245	64
Comprehensive income (loss) adjustments:
Foreign currency translation adjustment on redemption value	(9)	(34)	(352)	1,293
Balance, end of period	$13,699	$13,204	$13,699	$13,204
Results attributable to RYAM, after attribution to the redeemable noncontrolling interest, were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Loss from continuing operations attributable to RYAM	$(229,771)	$(4,454)	$(344,196)	$(402,291)
Income from discontinued operations attributable to RYAM	—	—	—	2,670
Net loss attributable to RYAM	$(229,771)	$(4,454)	$(344,196)	$(399,621)

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS

	Nine Months Ended
	September 26, 2026	September 27, 2025
Unrecognized components of employee benefit plans, net of tax
Balance, beginning of period	$(23,597)	$(21,060)
Reclassifications to earnings(a)
Amortization of gain	(695)	(561)
Amortization of prior service cost	153	190
Income tax on reclassifications	107	119
Other comprehensive loss on employee benefit plans, net of tax	(435)	(252)
Balance, end of period	(24,032)	(21,312)

Unrealized loss on derivative instruments, net of tax
Balance, beginning of period	(93)	(222)
Reclassifications to earnings - foreign currency exchange contracts(b)	67	101
Income tax on reclassifications	—	—
Other comprehensive income on derivative instruments, net of tax	67	101
Balance, end of period	(26)	(121)

Foreign currency translation
Balance, beginning of period	719	(24,387)
Foreign currency translation adjustment, net of tax(c)	(5,618)	23,760
Balance, end of period	(4,899)	(627)

Accumulated other comprehensive loss, end of period	$(28,957)	$(22,060)

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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table provides the inputs to the calculations of basic and diluted earnings per common share (share amounts not in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Loss from continuing operations	$(228,727)	$(4,426)	$(342,951)	$(402,227)
Income from continuing operations attributable to redeemable noncontrolling interest	1,044	28	1,245	64
Loss from continuing operations attributable to RYAM	(229,771)	(4,454)	(344,196)	(402,291)
Redeemable noncontrolling interest adjustment to redemption value	(491)	(455)	(1,440)	(1,344)
Loss from continuing operations attributable to RYAM common stockholders	(230,262)	(4,909)	(345,636)	(403,635)
Income from discontinued operations, net of tax attributable to RYAM	—	—	—	2,670
Net loss attributable to RYAM common stockholders	$(230,262)	$(4,909)	$(345,636)	$(400,965)

Weighted average shares used in determining earnings per share of common stock - Basic and Diluted	67,642,372	67,000,882	67,433,180	66,703,264
Anti-dilutive instruments excluded from the computation of diluted earnings per share included (not in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Performance-based and restricted stock units	2,312,439	2,699,995	2,312,439	2,699,995
13. INCENTIVE STOCK PLANS

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Incentive stock plan compensation expense(a)	$1,639	$3,295	$3,890	$6,173

(a)Included equity award expense of $1 million and $2 million during the quarters ended September 26, 2026 and September 27, 2025, respectively, and $3 million and $5 million during the nine months ended September 26, 2026 and September 27, 2025, respectively.
The Company made new grants of restricted stock units, performance-based stock units, performance-based cash and LPU awards during the first, second and third quarters of 2026 as follows:
•Restricted stock unit awards: cliff vest after three years, except for director awards, which vest after one year.
•Performance-based stock unit and cash awards: cliff vest after three years and are based equally on TSR relative to peers over a three-year performance period and three-year Adjusted EBITDA growth. Participants can earn between 0% and 200% of the target award for each of the TSR and Adjusted EBITDA growth metrics. Performance below the threshold for either metric would result in zero payout for that metric. The performance-based cash award is paid in cash and is classified as a liability and remeasured to fair value at the end of each reporting period until settlement.
•LPU awards: cliff vest after three years and are based on share price growth over a three-year performance period. Participants can earn between 0% and 250% of the target award, with the number of earned LPUs subject to a value cap of 15x the initial grant value.
In March 2026, the performance-based awards granted in 2023 were settled with an issuance of 238,855 shares of common stock for the stock unit awards, including incremental shares of 109,053, and cash of $2 million for the cash awards.

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The following table summarizes the 2026 activity of the Company’s incentive stock awards (not in thousands):

	Restricted Stock Units		Performance-Based Stock Units
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	1,392,400	$6.08	1,302,542	$7.80
Granted	630,430	$9.42	1,531,996	$7.13
Forfeited	(316,863)	$7.61	(1,354,085)	$6.90
Vested	(635,126)	$6.23	(238,855)	$11.84
Outstanding at September 26, 2026	1,070,841	$7.51	1,241,598	$7.18
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
The following tables present the components of net periodic benefit cost of the Company’s plans:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$897	$1,191	$99	$111
Interest cost	6,120	6,928	221	239
Expected return on plan assets	(7,235)	(7,717)	—	—
Amortization of prior service cost (credit)	107	108	(57)	(43)
Amortization of (gain) loss	2	57	(232)	(245)
Net periodic benefit cost	$(109)	$567	$31	$62

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$2,707	$3,549	$297	$332
Interest cost	18,426	20,668	666	715
Expected return on plan assets	(21,779)	(22,990)	—	—
Amortization of prior service cost (credit)	323	319	(170)	(129)
Amortization of (gain) loss	4	171	(699)	(732)
Net periodic benefit cost	$(319)	$1,717	$94	$186
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
15. INCOME TAXES
Effective Tax Rate

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Loss from continuing operations before income tax	$(225,477)	$(14,408)	$(343,897)	$(77,740)
Effective tax rate	(0.9)%	72%	0.9%	(416)%
The effective tax rates for the quarter and nine months ended September 26, 2026 differed from the federal statutory rate of 21% primarily due to changes in valuation allowances and different statutory tax rates in foreign jurisdictions. The permanent idling charges and impairments related to Temiscaming operations that were recorded in the first, second and third quarters of 2026 have a net zero tax impact due to the full valuation allowance on the Company’s Canadian DTAs (see below).
The effective tax rate for the quarter ended September 27, 2025 differed from the federal statutory rate of 21% primarily due to valuation allowances on nondeductible U.S. interest expense, state taxes, return-to-accrual adjustments and different statutory tax rates in foreign jurisdictions.
The effective tax rate for the nine months ended September 27, 2025 differed from the federal statutory rate of 21% primarily due to the full write-off of the Company’s Canadian DTAs. See Deferred Taxes below. Also driving the difference were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.
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
As of September 26, 2026 and December 31, 2025, the Company’s net DTA included $19 million and $16 million, respectively, of disallowed U.S. interest deductions that the Company does not believe will be realized. The increase in this asset was a result of a $3 million net tax benefit recognized in the current year. In strict compliance with the American Institute of Certified Public Accountants’ Technical Questions and Answers 3300.01-02, which asserts that certain material evidence regarding the realizability of disallowed U.S. interest deductions should be ignored when assessing the need for a valuation allowance, the Company has not recognized a valuation allowance on this portion of the net DTA generated from disallowed interest.
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

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
The Company’s segment structure is determined based primarily on how its CODM reviews and evaluates Company operations. Historically, RYAM’s CODM has been its CEO. In January 2026, a new CEO was appointed and an analysis was performed to determine whether a change in CODM and/or reportable segments had occurred. The analysis identified the Company’s new CEO as the CODM and determined the two reportable segments listed above to be the level at which the CEO assesses performance and makes decisions regarding resource allocation. In April 2026, the new CEO resigned and an interim Office of the CEO was established that was composed of four existing RYAM executives. A new analysis determined that (i) the Office of the CEO was the new CODM and (ii) there was no change in the approach to evaluating the business and therefore no change in reportable segments from those listed above for the second quarter. The appointment of a new, permanent CEO in the last week of June 2026 necessitated a new analysis that determined (i) the new CEO is the Company’s new CODM and (ii) there is no change in reportable segments.
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
Net sales by product line, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
High Purity Cellulose
Cellulose Specialties	$191,308	$196,318	$527,888	$590,996
Cellulose Commodities	109,077	82,732	312,268	214,058
Biomaterials & Other	12,498	16,796	37,090	44,774
Total High Purity Cellulose	312,883	295,846	877,246	849,828
Paperboard & High Yield Pulp
Paperboard	47,953	39,165	138,060	134,809
High Yield Pulp	21,639	17,749	62,289	64,009
Total Paperboard & High Yield Pulp	69,592	56,914	200,349	198,818
Corporate & Other	38	77	125	206
Net sales	$382,513	$352,837	$1,077,720	$1,048,852

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
Significant segment expenses included the following:

	Three Months Ended September 26, 2026			Three Months Ended September 27, 2025
	High Purity Cellulose	Paperboard & High Yield Pulp	Total	High Purity Cellulose	Paperboard & High Yield Pulp	Total
Segment net sales	$312,883	$69,592	$382,475	$295,846	$56,914	$352,760
Corporate & Other net sales			38			77
Total consolidated net sales			$382,513			$352,837

Cost of sales
Key input costs (wood, chemicals, energy)	109,925	43,059		114,497	30,332
Temiscaming inventory and other asset impairment	—	23,098		—	—
Fixed and other cost of sales(a)	155,435	36,128		136,743	37,157
Total segment cost of sales	265,360	102,285	$367,645	251,240	67,489	$318,729
Selling, general and administrative expense	8,054	1,757		7,617	2,819
Asset impairment	—	186,494		—	—
Suspension charges	(48)	—		(200)	—
Other segment items(b)	(2,936)	2,538		(270)	—
Segment operating income (loss)	$42,453	$(223,482)	(181,029)	$37,459	$(13,394)	24,065

Reconciliation of Segment Operating Income (Loss) to Consolidated Loss from Continuing Operations before Income Tax
Corporate & Other operating loss			(15,247)			(14,327)
Interest expense			(24,731)			(24,765)
Components of pension and OPEB, excluding service costs			1,074			673
Impairment of Anomera loan receivable			(7,704)			—
Other income (expense), net			2,160			(54)
Loss from continuing operations before income tax			$(225,477)			$(14,408)

Other segment items
Depreciation and amortization	$28,342	$3,918	$32,260	$27,525	$5,177	$32,702
Corporate & Other depreciation and amortization			955			445
Total consolidated depreciation and amortization			$33,215			$33,147

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)

	Nine Months Ended September 26, 2026			Nine Months Ended September 27, 2025
	High Purity Cellulose	Paperboard & High Yield Pulp	Total	High Purity Cellulose	Paperboard & High Yield Pulp	Total
Segment net sales	$877,246	$200,349	$1,077,595	$849,828	$198,818	$1,048,646
Corporate & Other net sales			125			206
Total consolidated net sales			$1,077,720			$1,048,852

Cost of sales
Key input costs (wood, chemicals, energy)	336,598	105,044		342,224	101,896
Temiscaming inventory and other asset impairment	—	23,098		—	—
Fixed and other cost of sales(a)	457,935	125,000		406,481	116,378
Total segment cost of sales	794,533	253,142	$1,047,675	748,705	218,274	$966,979
Selling, general and administrative expense	20,881	5,924		21,387	9,663
Temiscaming HPC permanent idling charges	40,883	—		—	—
Asset impairment	—	199,531		—	—
Suspension charges	907	—		434	—
Other segment items(b)	(8,519)	2,556		1,725	480
Segment operating income (loss)	$28,561	$(260,804)	(232,243)	$77,577	$(29,599)	47,978

Reconciliation of Segment Operating Income (Loss) to Consolidated Loss from Continuing Operations before Income Tax
Corporate & Other operating loss			(35,691)			(54,672)
Interest expense			(72,559)			(72,062)
Components of pension and OPEB, excluding service costs			3,229			1,978
Impairment of Anomera loan receivable			(7,704)			—
Other income (expense), net			1,071			(962)
Loss from continuing operations before income tax			$(343,897)			$(77,740)

Other segment items
Depreciation and amortization	$83,837	$11,471	$95,308	$77,338	$16,932	$94,270
Temiscaming HPC permanent idling charges - accelerated depreciation	34,494	—	34,494	—	—	—
Segment depreciation and amortization	$118,331	$11,471	129,802	$77,338	$16,932	94,270
Corporate & Other depreciation and amortization			3,357			1,315
Total consolidated depreciation and amortization			$133,159			$95,585

(a)Primarily includes salaries, wages and benefits, depreciation and amortization, logistics costs and maintenance costs.
(b)Primarily includes foreign exchange gain (loss), environmental remediation expense, gain (loss) on disposal of property, plant and equipment and income (loss) from equity method investments.
Identifiable assets by segment include the Company’s current assets and were as follows:

	September 26, 2026	December 31, 2025
High Purity Cellulose	$413,533	$446,521
Paperboard & High Yield Pulp	79,258	101,787
Corporate & Other	16,663	20,075
Total assets	$509,454	$568,383

Rayonier Advanced Materials Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands unless otherwise stated)
17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had no material changes outside the ordinary course of business to the purchase and lease obligations presented in its 2025 Form 10-K during the nine months ended September 26, 2026. The Company’s purchase obligations primarily consist of commitments for the purchase of natural gas, electricity and wood chips. The Company’s lease obligations relate to certain buildings, machinery and equipment under various operating and finance leases.
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
Guarantees and Other
The Company provides financial guarantees as required by creditors, insurance programs and various governmental agencies. As of September 26, 2026, the Company had net exposure of $41 million from various standby letters of credit, primarily for financial assurance relating to environmental remediation, credit support for natural gas and electricity purchases and guarantees related to foreign retirement plan obligations. These standby letters of credit represent a contingent liability; the Company would only be liable upon its default on the related payment obligations. The standby letters of credit have various expiration dates and are expected to be renewed as required.
The Company had surety bonds of $93 million as of September 26, 2026, primarily to comply with financial assurance requirements relating to environmental remediation and post-closure care, to provide collateral for the Company’s workers’ compensation program and to guarantee taxes and duties for products shipped internationally. These surety bonds expire at various dates and are expected to be renewed annually as required.
LTF is a venture in which the Company owns 45%, and its partner, Borregaard ASA, owns 55%. The Company is a guarantor of LTF’s financing agreements and, in the event of default, expects it would only be liable for its proportional share of any repayment under the agreements. The Company’s proportion of the LTF financing agreement guarantee was $21 million at September 26, 2026.
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
As of September 26, 2026, all the Company’s collective bargaining agreements covering its unionized employees were current. On September 30, 2026, the collective bargaining agreement covering approximately 400 unionized employees at the Temiscaming plant expired. Under Canadian labor law, the expired contract remains in effect while a new contract is negotiated. Negotiations are not yet scheduled, however, due to the economic idling of Temiscaming operations.

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
Recent Business Developments
•As announced on September 30, 2026, construction is underway on AGE’s 70 MW biomass cogeneration project, in which we hold a 14% equity interest. See Note 1—Nature of Operations and Basis of Presentation for further information.
•In August 2026, Section 338 tariffs went into effect, which imposed a 50% U.S. tariff on Canadian paperboard. The resulting reduction in projected cash flows led to the recognition of $212 million in non-cash impairments of our Temiscaming plant assets. We paid $2 million in tariff-related costs during the third quarter. The tariffs rendered continued paperboard and high yield pulp production uneconomic and operations were economically idled on October 3, 2026. See Note 2—Temiscaming Operations and Business Outlook below for further details.
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
On October 8, 2026, a hearing on final injury determination occurred in front of a panel of five commissioners at the USITC. A final decision is expected to be made in early November.
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
Business Outlook
HPC earnings and total cellulose shipments improved sequentially in the third quarter, building on the progress made since the first quarter. HPC performance remains consistent with our full-year expectations. Our priorities are to grow CS volumes, capture product value and achieve a production mix more heavily weighted toward CS, while improving operating performance, generating cash and maintaining disciplined capital allocation.
We continue to advance the strategic review with interested parties. U.S. tariffs on Canadian paperboard and the resulting economic idling at Temiscaming have slowed the process as parties assess the site’s path forward and its implications for the broader business. We are actively providing additional information to support that assessment and discussing strategic alternatives to strengthen the CS franchise more quickly. Interested parties remain engaged and our objective remains to pursue the path that maximizes shareholder value. We are targeting a conclusion of the strategic review in Q1 2027.
High Purity Cellulose
Third-quarter results exceeded our expectations, benefiting from favorable shipment timing and energy credits. We expect CS volumes to exit 2026 at or near a run rate of 100,000 MT per quarter, consistent with previous expectations. Our second-half earnings outlook remains unchanged.
Full-year CS volumes are expected to remain below prior-year levels as certain customers continue to manage inventories and ordering patterns, particularly in acetate and ethers. Second-half volumes are expected to continue to improve compared with the first half of the year.
As we engage with customers on 2027 commitments, we remain focused on growing CS volumes and capturing the value our products and technical expertise bring to their products and processes. A production mix more heavily weighted toward CS and continued operating improvements remain priorities for reducing commodity losses and strengthening HPC’s overall results.
CC volumes are expected to remain elevated in the near term.
Biomaterials results are expected to improve year over year, supported by improved feedstock availability and stable operating performance at Tartas.
Chemicals, logistics and other input costs remain subject to inflationary and geopolitical pressures.

Paperboard & High Yield Pulp
Paperboard and high yield pulp production at Temiscaming was economically idled on October 3, 2026, and remains idled. Despite mitigation efforts during the third quarter, the 50% U.S. tariff on Canadian paperboard, effective August 22, made continued operations uneconomic. We paid $2 million in tariff-related costs during the third quarter.
Prior to the idling, capacity rationalization had tightened North American paperboard market conditions. We also advanced commercialization of TemCare, our HYP fluff product, gaining market acceptance and securing a number of global customers.
With production idled, we estimate ongoing site carrying costs of $2 million to $3 million per month and are focused on managing these costs. As we evaluate all options for the site through our strategic review, we acknowledge the interest publicly expressed by a local management buyout group.
Corporate & Other
We will continue to maintain disciplined control of discretionary spending and pursue structural efficiencies across the organization. Subject to variability in foreign exchange rates, incentive compensation and strategic review costs, the Corporate & Other Adjusted EBITDA loss is expected to approximate $42 million in 2026, compared with $72 million in 2025.
Capital Allocation
We generated $29 million of cash from operating activities in the third quarter, bringing year-to-date operating cash flow to $66 million. Cash increased to $61 million from $57 million at the end of the second quarter and quarter-end global liquidity was $143 million.
We remain focused on preserving liquidity and financial flexibility while supporting safe and reliable operations. We will continue to prioritize capital expenditures for essential maintenance and reliability, along with initiatives that support near-term cash generation and offer attractive risk-adjusted returns.
Cash generation and deleveraging remain important priorities. Through year end, we will continue to actively manage working capital, capital spending and operating costs, including Temiscaming’s ongoing carrying costs, with a focus on maintaining appropriate liquidity and compliance with our debt covenants.

Results of Operations

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$383	$353	$1,078	$1,049
Cost of sales	(345)	(319)	(1,025)	(967)
Cost of sales - Temiscaming inventory and other asset impairment	(23)	—	(23)	—
Gross margin	15	34	30	82
Selling, general and administrative expense	(20)	(24)	(56)	(65)
Foreign exchange gain (loss)	—	1	2	(4)
Temiscaming HPC permanent idling charges	—	—	(41)	—
Asset impairment	(189)	—	(202)	—
Suspension charges	—	1	(1)	—
Other operating expense, net	(2)	(3)	—	(20)
Operating income (loss)	(196)	9	(268)	(7)
Interest expense	(25)	(25)	(73)	(72)
Impairment of Anomera loan receivable	(8)	—	(8)	—
Other income, net	3	1	5	1
Loss from continuing operations before income tax	(226)	(15)	(344)	(78)
Income tax (expense) benefit	(2)	11	3	(323)
Equity in loss of equity method investment	(1)	—	(2)	(1)
Loss from continuing operations	(229)	(4)	(343)	(402)
Income from discontinued operations, net of tax	—	—	—	3
Net loss	(229)	(4)	(343)	(399)
Net income attributable to redeemable noncontrolling interest	1	—	1	—
Net loss attributable to RYAM	$(230)	$(4)	$(344)	$(399)

Gross margin %	3.9%	9.6%	2.8%	7.8%
Operating margin %	(51.2)%	2.5%	(24.9)%	(0.7)%
Effective tax rate	(0.9)%	72%	0.9%	(416)%
Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
High Purity Cellulose	$313	$296	$877	$850
Paperboard & High Yield Pulp	70	57	201	199
Net sales	$383	$353	$1,078	$1,049
Net sales for the quarter ended September 26, 2026 increased $30 million, or 8%, compared to the same prior year quarter driven by a higher average sales price in CS and higher sales volumes in CC, PBD and HYP. These increases were partially offset by lower average sales prices in CC and PBD and lower sales volume in CS.
Net sales for the nine months ended September 26, 2026 increased $29 million, or 3%, compared to the same prior year period driven by a higher average sales price in CS and higher sales volumes in CC and PBD, partially offset by lower average sales prices in CC, PBD and HYP and lower sales volume in CS.
See Operating Results by Segment below for further discussion.

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
High Purity Cellulose	$43	$38	$29	$78
Paperboard & High Yield Pulp	(224)	(14)	(261)	(30)
Corporate & Other	(15)	(15)	(36)	(55)
Operating income (loss)	$(196)	$9	$(268)	$(7)
Operating results for the quarter ended September 26, 2026 declined $205 million compared to the same prior year quarter, driven by current-quarter $212 million non-cash impairments of PBD & HYP assets, unfavorable CS and CC product mix, higher chemicals costs and unfavorable foreign exchange rates. Partially offsetting these negative impacts were the increase in CS average sales price and a current-quarter insurance recovery of $3 million related to the 2024 Jesup plant fire.
Operating loss for the nine months ended September 26, 2026 increased $261 million compared to the same prior year period, driven by the current-quarter PBD & HYP non-cash asset impairments of $212 million, first-quarter non-cash HPC permanent idling charges of $41 million, second-quarter HYP non-cash asset impairment of $13 million, unfavorable CS and CC product mix, higher costs for current period PBD & HYP planned maintenance outage and market-driven downtime and higher chemicals costs. Partially offsetting these negative impacts were the increase in CS average sales price, lower wood costs, lower environmental remediation expense, a current-period insurance recovery of $8 million related to the 2024 Jesup plant fire and favorable foreign exchange rates.
See Operating Results by Segment below for further discussion. See also Note 2—Temiscaming Operations, Note 6—Accrued and Other Current Liabilities and Note 8—Environmental Liabilities to our Financial Statements for further details on the permanent idling charges and asset impairments, insurance recovery and environmental reserves charges, respectively.
Non-Operating Income & Expense
During the quarter and nine months ended September 26, 2026, we recognized an $8 million impairment of our loan receivable from Anomera. See Note 9—Fair Value Measurements to our Financial Statements for further details.
Other income, net for the quarter ended September 26, 2026 increased $2 million compared to the same prior year quarter, driven by a $3 million decrease in the quarterly fair value remeasurement of the SWEN put option, partially offset by an unfavorable $1 million impact of foreign exchange rates.
Other income, net for the nine months ended September 26, 2026 increased $4 million compared to the same prior year period, driven by a favorable $2 million impact of foreign exchange rates, a $1 million decrease in pension and OPEB net periodic benefit costs, excluding service costs, and a $1 million decrease in the fair value remeasurement of the SWEN put option. See Note 9—Fair Value Measurements to our Financial Statements for further details of the put option revaluation.
Income Taxes
The effective tax rates on the loss from continuing operations for the quarter and nine months ended September 26, 2026 were an expense of 0.9% and a benefit of 0.9%, respectively. These rates differed from the federal statutory rate of 21% primarily due to changes in valuation allowances and different statutory tax rates in foreign jurisdictions. The permanent idling charges and impairments related to Temiscaming operations that were recorded in the first, second and third quarters of 2026 have a net zero tax impact due to the full valuation allowance on our Canadian DTAs (see below).
The effective tax rate on the loss from continuing operations for the quarter ended September 27, 2025 was a benefit of 72%, which differed from the federal statutory rate of 21% primarily due to valuation allowances on nondeductible U.S. interest expense, state taxes, return-to-accrual adjustments and different statutory tax rates in foreign jurisdictions.
The effective tax rate on the loss from continuing operations for the nine months ended September 27, 2025 was not meaningful as a result of the full write-off of our Canadian DTAs (see Note 15—Income Taxes to our Financial Statements for further details). Also driving the difference between the effective tax rate and the federal statutory rate of 21% were different statutory tax rates in foreign jurisdictions, valuation allowances on nondeductible U.S. interest expense, U.S. tax credits and nondeductible executive compensation.

Discontinued Operations
During the nine months ended September 27, 2025, we recorded pre-tax income from discontinued operations of $4 million related to our remaining CEWS benefit claims deferred since 2021. See Note 3—Discontinued Operations to our Financial Statements for further details.
Operating Results by Segment
High Purity Cellulose

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$313	$296	$877	$850
Operating income	$43	$38	$29	$78
Average sales price ($ per MT)
Total Cellulose	$1,377	$1,413	$1,327	$1,419
Cellulose Specialties	$2,227	$1,873	$2,160	$1,812
Cellulose Commodities	$825	$893	$803	$887
Sales volume (thousands of MTs)
Total Cellulose	218	198	633	567
Cellulose Specialties	86	105	244	326
Cellulose Commodities	132	93	389	241
Net Sales - Three Months Ended

	Three Months Ended September 27, 2025	Changes Attributable to:		Three Months Ended September 26, 2026
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$196	$30	$(34)	$192
Cellulose Commodities	83	(8)	34	109
Biomaterials & Other	17	—	(5)	12
HPC net sales	$296	$22	$(5)	$313
Net sales of our High Purity Cellulose segment for the third quarter increased $17 million, or 6%, compared to the same prior year quarter, driven by:
•Total Cellulose sales volume increase of 10%, including a 42% increase in CC sales volume that was offset by an 18% decrease in CS sales volume.
–CC sales volume increased due to lower orders for CS products and resulting production shifts to CC, as well as higher uses of inventory in the current quarter.
–CS sales volume declined as we executed our CS leadership initiatives and also experienced weaker demand for ethers and other CS end uses.
•Total Cellulose average sales price decrease of 3%, including an 8% decrease in CC average sales price that was partially offset by a 19% increase in CS average sales price.
–CS average sales price increase was driven by higher pricing through CS leadership initiatives in 2026.
–CC average sales price decline was due to softer global commodity pricing and product mix within the commodity portfolio.
•Decrease of $5 million in Biomaterials & Other driven by a prospective reclass, beginning in 2026, of electricity sales from “net sales” to “cost of sales.”

Net Sales - Nine Months Ended

	Nine Months Ended September 27, 2025	Changes Attributable to:		Nine Months Ended September 26, 2026
(in millions)		Price	Volume/Mix/Other
Cellulose Specialties	$591	$85	$(148)	$528
Cellulose Commodities	214	(35)	133	312
Biomaterials & Other	45	—	(8)	37
HPC net sales	$850	$50	$(23)	$877
Net sales of our High Purity Cellulose segment for the nine months ended September 26, 2026 increased $27 million, or 3%, compared to the same prior year period, driven by:
•Total Cellulose sales volume increase of 12%, including a 61% increase in CC sales volume that was partially offset by a 25% decrease in CS sales volume.
–CC sales volume increased due to lower orders for CS products and resulting production shifts to CC, as well as higher operating rates at our plants compared to the prior period.
–CS sales volume declined as we executed our CS leadership initiatives. Partially offsetting this decline was lower CS sales volume in the prior period as Chinese customers delayed orders due to the geopolitical uncertainty with Chinese and U.S. tariffs.
•Total Cellulose average sales price decrease of 6%, including a 9% decrease in CC average sales price that was partially offset by a 19% increase in CS average sales price.
–CS average sales price increase was driven by higher pricing through CS leadership initiatives in 2026.
–CC average sales price decline was due to softer global commodity pricing and product mix within the commodity portfolio.
•Decrease of $8 million in Biomaterials & Other driven by a $12 million prospective reclass of electricity sales from “net sales” to “cost of sales” that was partially offset by higher bioethanol and lignosulfonates sales.
Operating Income - Three Months Ended

	Three Months Ended September 27, 2025	Gross Margin Changes Attributable to:				Three Months Ended September 26, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
HPC operating income	$38	$22	$(21)	$2	$2	$43
Operating margin %	12.8%	6.0%	(6.3)%	0.6%	0.6%	13.7%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the third quarter increased $5 million, or 13%, compared to the same prior year quarter, driven by:
•Increase in CS average sales price.
•Lower wood costs.
•Lower logistics costs.
•Lower maintenance and other service costs due to reduced discretionary spending.
•Insurance recovery of $3 million in the current quarter related to the 2024 Jesup plant fire.
Partially offsetting these income drivers were:
•Lower CS sales volumes and mix resulting from higher CC sales.
•Lower CC pricing and mix.
•Higher chemicals costs.
•Higher energy costs.

Operating Income - Nine Months Ended

	Nine Months Ended September 27, 2025	Gross Margin Changes Attributable to:				Nine Months Ended September 26, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix/Other(a)	Cost	SG&A and other
HPC operating income	$78	$50	$(65)	$(4)	$(30)	$29
Operating margin %	9.2%	5.0%	(7.0)%	(0.5)%	(3.4)%	3.3%

(a)Computed based on contribution margin.
Operating income of our High Purity Cellulose segment for the nine months ended September 26, 2026 decreased $49 million, or 63%, compared to the same prior year period, driven by:
•Non-cash permanent idling charges of $41 million in the current period as a result of the decision to permanently cease DWP production at the Temiscaming HPC plant.
•Lower CS sales volumes and mix resulting from higher CC sales.
•Lower CC pricing and mix.
•Higher chemicals costs.
Partially offsetting these negative impacts were:
•Increase in CS average sales price.
•Lower wood costs.
•Lower maintenance and other service costs due to reduced discretionary spending.
•Improved operating rates.
•Lower energy costs driven by a $4 million higher benefit from sales of excess emission allowances and certificates of energy savings associated with Tartas operations in the current period compared to the prior period.
•Insurance recovery of $8 million in the current period related to the 2024 Jesup plant fire.
Paperboard & High Yield Pulp

	Three Months Ended		Nine Months Ended
(in millions, unless otherwise stated)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$70	$57	$201	$199
Operating loss	$(224)	$(14)	$(261)	$(30)
Average sales price ($ per MT)
PBD & HYP	$839	$854	$835	$870
Paperboard	$1,204	$1,256	$1,210	$1,310
High Yield Pulp	$501	$501	$496	$510
Sales volume (thousands of MTs)
PBD & HYP	83	66	240	229
Paperboard	40	31	114	103
High Yield Pulp	43	35	126	126
Net Sales - Three Months Ended

	Three Months Ended September 27, 2025	Changes Attributable to:		Three Months Ended September 26, 2026
(in millions)		Price	Volume/Mix
Paperboard	$39	$(2)	$11	$48
High Yield Pulp	18	—	4	22
PBD & HYP net sales	$57	$(2)	$15	$70

Net sales of our Paperboard & High Yield Pulp segment for the third quarter increased $13 million, or 23%, compared to the same prior year quarter, driven by:
•Total sales volume increase of 26%, including 29% and 23% increases for PBD and HYP, respectively, due to:
–Higher sales of folding packaging PBD grades due to increased focus on this market segment.
–Higher sales of lottery PBD grades.
–Increased demand for our HYP maple grade in Asia.
–Challenges with HYP supply from Indonesia due to concerns about forestry practices.
Partially offsetting these sales drivers were:
•Total average sales price decrease of 2%, including a 4% decrease for PBD and a flat average sales price for HYP, driven by product mix in PBD.
Net Sales - Nine Months Ended

	Nine Months Ended September 27, 2025	Changes Attributable to:		Nine Months Ended September 26, 2026
(in millions)		Price	Volume/Mix
Paperboard	$135	$(11)	$14	$138
High Yield Pulp	64	(1)	—	63
PBD & HYP net sales	$199	$(12)	$14	$201
Net sales of our Paperboard & High Yield Pulp segment for the nine months ended September 26, 2026 increased slightly compared to the same prior year period, driven by:
•Total sales volume increase of 5%, including an 11% increase for PBD and flat volume for HYP, due to:
–Higher sales of folding packaging PBD grades due to increased focus on this market segment.
–Higher sales of lottery PBD grades.
Partially offsetting these sales drivers were:
•Total average sales price decrease of 4%, including 8% and 3% decreases for PBD and HYP, respectively, due to:
–Increased competitive activity in PBD due to the startup of new U.S. capacity in mid-year 2025.
–Product mix in HYP.
Operating Loss - Three Months Ended

	Three Months Ended September 27, 2025	Gross Margin Changes Attributable to:				Three Months Ended September 26, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
PBD & HYP operating loss	$(14)	$(2)	$3	$(23)	$(188)	$(224)
Operating margin %	(24.6)%	(4.5)%	10.5%	(32.9)%	(268.5)%	(320.0)%

(a)Computed based on contribution margin.
The 50% U.S. tariff on Canadian paperboard, effective August 22, 2026, resulted in $2 million of tariff-related costs during the third quarter. Despite mitigation efforts, the tariff rendered continued paperboard and high yield pulp production at Temiscaming uneconomic and operations were economically idled on October 3, 2026.
Operating loss of our Paperboard & High Yield Pulp segment for the third quarter increased $210 million compared to the same prior year quarter, driven by:
•PBD & HYP non-cash asset impairments of $210 million.
•Decrease in PBD average sales price discussed above.
•Higher wood costs.
•Higher chemicals costs.
•Higher logistics costs.

Partially offsetting these negative impacts were:
•Increases in PBD and HYP sales volumes discussed above.
•Lower costs due to prior year market-driven downtime with no similar downtime in the current quarter.
Operating Loss - Nine Months Ended

	Nine Months Ended September 27, 2025	Gross Margin Changes Attributable to:				Nine Months Ended September 26, 2026
(in millions, except percentages)		Sales Price	Sales Volume/Mix(a)	Cost	SG&A and other
PBD & HYP operating loss	$(30)	$(12)	$4	$(25)	$(198)	$(261)
Operating margin %	(15.1)%	(7.4)%	3.5%	(12.4)%	(98.5)%	(129.9)%

(a)Computed based on contribution margin.
Operating loss of our Paperboard & High Yield Pulp segment for the nine months ended September 26, 2026 increased $231 million compared to the same prior year period, driven by:
•Third-quarter PBD & HYP non-cash asset impairments of $210 million.
•Second-quarter HYP non-cash asset impairment of $13 million.
•Decreases in average sales prices, primarily PBD, discussed above.
•Higher costs for the planned maintenance outage and market-driven downtime taken in the current period compared to the market-driven downtime taken in the prior year.
•Increase in logistics costs due to higher ocean freight rates for shipments to Asia as a result of the current geopolitical environment.
•Higher wood costs.
•Higher chemicals costs.
Partially offsetting these negative impacts were:
•Increase in PBD sales volume discussed above.
•Lower energy costs due to higher offsetting electricity production and sales.
•Lower purchased pulp costs.
Corporate & Other

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating loss	$(15)	$(15)	$(36)	$(55)
The Corporate & Other operating loss for the third quarter was flat compared to the same prior year quarter as a $2 million impairment of our PBD & HYP assets, higher legal fees and unfavorable foreign exchange rates in the current quarter compared to favorable rates in the prior quarter were offset by lower variable compensation costs and professional fees.
The Corporate & Other operating loss for the nine months ended September 26, 2026 improved $19 million, or 35%, compared to the same prior year period, driven by lower environmental remediation expense due to a $12 million charge incurred in the prior period, favorable foreign exchange rates in the current period compared to unfavorable rates in the prior period and lower variable compensation costs and professional fees. These improvements were partially offset by the $2 million impairment of our PBD & HYP assets and higher legal fees.

Liquidity and Capital Resources
Overview
Cash flows from operations, primarily driven by operating results, have historically been our primary source of liquidity and capital resources. As operating cash flows can be negatively impacted by fluctuations in market prices for our commodity products and changes in demand for all our products, we maintain a key focus on cash, managing working capital closely and optimizing the timing and level of our capital expenditures. We believe our future cash flows from operations, availability under our ABL Credit Facility and our ability to access the capital markets, if necessary or desirable, will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures, defined benefit plan contributions and repayment of debt maturities.
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
Our global liquidity as of September 26, 2026 was $143 million and is summarized with our capital resources below:

(in millions, except ratios)	September 26, 2026	December 31, 2025
Cash and cash equivalents	$61	$75
Availability under ABL Credit Facility(a)(b)	$66	$72
Availability under short-term factoring facility(b)	$16	$10
Total debt(b)	$771	$779
Stockholders’ equity (deficit)	$(35)	$317
Total capitalization (total debt plus stockholders’ equity)	$736	$1,096
Debt to capital ratio	105%	71%

(a)Amounts available under the ABL Credit Facility fluctuate based on eligible accounts receivable and inventory levels. At September 26, 2026, we had $160 million of gross availability and net available borrowings of $66 million after taking into account the facility’s quarter end balance of $33 million, outstanding letters of credit of $37 million and required availability of $24 million to avoid triggering the facility’s fixed charge coverage ratio covenant.
(b)See Note 7—Debt and Finance Leases to our Financial Statements for further information.
As of September 26, 2026, we were in compliance with all financial and other covenants under our debt agreements.
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
BioNova Term Loan
In 2024, we entered into a credit agreement that authorizes up to €37 million in seven- and eight-year secured term loan tranches. Drawdowns may be made through November 2026 and are restricted to capital expenditures and development activities related to the BioNova platform. As of September 26, 2026, no borrowings were outstanding under the BioNova Term Loan. We may evaluate alternatives with respect to the facility if it is not utilized prior to the end of the availability period and arrange for an amendment of the credit agreement.

Cash Requirements
Contractual Commitments
Our principal contractual commitments include standby letters of credit, surety bonds, guarantees, purchase obligations and leases. We utilize arrangements such as standby letters of credit and surety bonds to provide credit support for certain suppliers and vendors in case of their default on critical obligations, collateral for certain of our self-insurance programs and guarantees for the completion of our remediation of environmental liabilities. As part of our ongoing operations, we also periodically issue guarantees to third parties. Our primary purchase obligation payments relate to natural gas, electricity and wood chips purchase contracts. There have been no material changes outside the ordinary course of business to the purchase obligations presented in our 2025 Form 10-K during the nine months ended September 26, 2026.
Cash Flows

	Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025
Cash flows provided by (used in):
Operating activities	$66	$(8)
Investing activities	$(64)	$(97)
Financing activities	$(14)	$47
Cash provided by operating activities increased $74 million driven by working capital inflows in the current period compared to outflows in the prior period, lower payout on our short-term incentive plan in 2026 compared to 2025 and lower interest paid on long-term debt due to the timing of payments.
Cash used in investing activities decreased $33 million primarily due to lower custodial and strategic capital spend.
Cash outflows for financing activities increased $61 million primarily due to net repayments of debt in the current period, inclusive of the $20 million net proceeds received for the sale-leaseback transaction, compared to net borrowings in the prior period, partially offset by lower repurchases of common stock to satisfy tax withholding requirements related to stock-based compensation.
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
Income (loss) from continuing operations is reconciled to EBITDA and Adjusted EBITDA from continuing operations by segment, as follows:

	Three Months Ended September 26, 2026
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$44	$(222)	$(51)	$(229)
Depreciation and amortization	29	3	2	34
Interest expense, net	—	—	24	24
Income tax expense	—	—	2	2
EBITDA-continuing operations	73	(219)	(23)	(169)
Asset and investment impairments	—	210	11	221
Suspension charges	—	—	—	—
Adjusted EBITDA-continuing operations	$73	$(9)	$(12)	$52

	Three Months Ended September 27, 2025
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$37	$(13)	$(28)	$(4)
Depreciation and amortization	28	5	1	34
Interest expense, net	—	—	24	24
Income tax benefit	—	—	(11)	(11)
EBITDA-continuing operations	65	(8)	(14)	43
Suspension charges	(1)	—	—	(1)
Adjusted EBITDA-continuing operations	$64	$(8)	$(14)	$42

	Nine Months Ended September 26, 2026
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$28	$(258)	$(113)	$(343)
Depreciation and amortization	84	11	4	99
Temiscaming HPC permanent idling charges - accelerated depreciation	35	—	—	35
Interest expense, net	—	—	71	71
Income tax benefit	—	—	(3)	(3)
EBITDA-continuing operations	147	(247)	(41)	(141)
Asset and investment impairments	—	223	11	234
Temiscaming HPC permanent idling charges - other asset adjustments	6	—	—	6
Suspension charges	1	—	—	1
Adjusted EBITDA-continuing operations	$154	$(24)	$(30)	$100

	Nine Months Ended September 27, 2025
(in millions)	High Purity Cellulose	Paperboard & High Yield Pulp	Corporate & Other	Total
Income (loss) from continuing operations	$77	$(29)	$(450)	$(402)
Depreciation and amortization	78	17	1	96
Interest expense, net	—	—	70	70
Income tax expense	—	—	323	323
EBITDA-continuing operations	155	(12)	(56)	87
Suspension charges	—	—	—	—
Adjusted EBITDA-continuing operations	$155	$(12)	$(56)	$87
Adjusted Free Cash Flow
Adjusted Free Cash Flow is a non-GAAP financial measure of cash generated during a period that is available for debt reduction, acquisitions and repurchases of our common stock. Beginning in the fourth quarter of 2025, Adjusted Free Cash Flow is defined as cash provided by operating activities less capital expenditures, net of proceeds from the sale of property, plant and equipment and insurance claims. Adjusted Free Cash Flow for the nine months ended September 27, 2025 has been recalculated according to this new definition.
Cash provided by (used in) operating activities is reconciled to Adjusted Free Cash Flow as follows:

	Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025
Cash provided by (used in) operating activities	$66	$(8)
Capital expenditures, net(a)	(64)	(95)
Adjusted Free Cash Flow	$2	$(103)

(a)Net of proceeds from the sale of property, plant and equipment and insurance claims. Included in capital expenditures, net were strategic capital expenditures of $10 million and $20 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.
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
Variable Interest Rates
At September 26, 2026 and December 31, 2025, we had $724 million and $748 million, respectively, of variable rate debt subject to interest rate risk. At these borrowing levels, a hypothetical 1% change in interest rates would result in a $7 million annual change in interest expense.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 26, 2026.
Internal Control over Financial Reporting
For the quarter ended September 26, 2026, based upon the evaluation required by SEC Rule 13a-15(d), there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 17—Commitments and Contingencies to our Financial Statements for information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes or updates to the risk factors previously disclosed in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our purchases of RYAM common stock during the quarter ended September 26, 2026:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
June 28 to August 1	6,376	$7.79	—	$60,294,000
August 2 to August 29	—	$—	—	$60,294,000
August 30 to September 26	—	$—	—	$60,294,000
Total	6,376		—

(a)Represents shares repurchased to satisfy tax withholding requirements related to the issuance of stock under our stock incentive plans.
(b)As of September 26, 2026, the remaining unused authorization under our share buyback program was $60 million.
ITEM 5. OTHER INFORMATION
During the quarter ended September 26, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

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

Date: November 4, 2026